Form 10-K
period 2020-12-31
GigCapital4, Inc.
filed 2021-03-31
CIK 1836981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40031

GigCapital4, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	85-4164597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-third of one Redeemable Warrant	GIG.GU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	GIG	The Nasdaq Stock Market LLC
Redeemable Warrants, each full warrant exercisable for one share of common stock at an exercise price of $11.50 per share	GIG.GW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒ NO ☐

The registrant was not a public company as of June 30, 2020 and therefore it cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.

The number of shares of Registrant’s common stock, including as constituent parts of units, outstanding as of March 26, 2021 was 45,949,600.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital4, Inc. References to our “management” or our “management team” refer to our officers and directors. References to the “Sponsor” or “Founder” refer to GigAcquisitions4, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination, or “business combination”. Although we have identified potential business combination targets, we have not as of the date of this Annual Report agreed to effect a business combination with any particular target.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business with enterprise values larger than $750 million in the Technology, Media and Telecommunications (“TMT”) and sustainable industries. As the mega trends involving these industries have a profound impact on the global economy and will shape the world of tomorrow, we intend to target companies around the world focused on urbanization, aerospace, digital transformation, sustainability/Green Tech, and globalization, creating new strategic, operational and business opportunities. Specifically, we intend to target TMT and sustainable companies anywhere in the world that embrace today’s digital transformation and experience as a competitive advantage. We believe that embracing today’s digital transformation and experience enables both organic and inorganic fast pace growth, creating new strategic, operational and business opportunities fueled by emerging cloud, analytics, big data, and cognitive technologies. Being conscientious corporate citizens, we will focus on sustainable technology companies that can shape a better society and healthier environment. We intend to evaluate both private and public companies as potential initial business combination targets, focusing on opportunities that we believe would provide appropriate risk adjusted returns to stockholders. Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include enhancement of organic growth efficiencies, total global operational improvements, and additional acquisitions to support a roll-up in an attempt to establish an industry-leading platform in the selected emerging market vertical.

Our management team has significant hands-on experience helping TMT and sustainable companies optimize their existing and new growth initiatives by exploiting insights from rich data assets that already exist within most TMT and sustainable companies. We intend to apply a unique “Mentor-Investor” philosophy to partner with our targets where we will offer financial, operational and executive mentoring in order to accelerate their growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the TMT and sustainable industries to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT and sustainable companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for TMT and sustainable companies.

We believe that our management team is well positioned to identify attractive businesses within the TMT and sustainable industries that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by improving its operational performance. We believe we can achieve this objective by utilizing our management team’s extensive experience in both TMT and sustainable industry transactions and operating such companies in combination with our management team’s network of contacts in the TMT and sustainable industries. We believe many companies in the TMT and sustainable industries could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering (“IPO”), market volatility and pricing uncertainty. We intend to focus on evaluating more established companies with leading competitive positions, strong management teams and strong long-term potential for revenue growth and margin expansion.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process is expected to leverage our management team’s broad and deep relationship network and unique TMT and sustainable industry expertise, including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
▪	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value at the initial stages of the public life cycle and through long-term operational horizon;
▪	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
▪	addressing business and technological changes in an evolving global TMT and sustainable industry landscape;
▪	evaluating the viability of emerging TMT and sustainable business models;
▪

providing complete “one stop shop” services required for a successful process of becoming public, including, but not limited to, access to investors, legal and accounting support, investment and commercial banking services, research analysts, investor and public relations services, and human resources services;

▪	fostering relationships with sellers, capital providers and target management teams; and
▪	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We are seeking “Mentor-Investor” candidates to partner with over a 3 to 5 year horizon with a goal of reaching an enterprise value of at least $750 million and preferably over $1 billion. We intend to use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines:

▪

Companies that embrace today’s digital transformation and experience. We will seek TMT and sustainable companies anywhere in the world that are embracing today’s digital transformation and experience as a competitive advantage. We seek to combine with the best available U.S. private or overseas private or foreign listed companies.  We believe that an embrace of today’s digital transformation and experience enables both organic and inorganic growth, creating new strategic, operational and business opportunities fueled by the emerging cloud, analytics, big data and cognitive technologies. Being conscientious corporate citizens, we will focus on sustainable technology companies that can shape a better society and healthier environment.
▪

Companies that will benefit from a public listing. We will primarily seek companies with entrepreneurial owners and leadership that we believe will benefit from being publicly traded, and that will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company in furtherance of growth.

▪

Companies that will benefit from our industry expertise and relationships. We will seek companies that will be best positioned to leverage our industry expertise, insights and relationships to create opportunities for value creation, whether acquisitions, capital investments in organic growth opportunities, generating greater operating efficiencies or significantly improving financial performance. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the TMT and sustainable industries. We will seek to identify such opportunities for value creation in evaluating potential business combinations.

▪

Companies that are market-leading participants. We will seek a target that has an established business and market position. While we will focus on TMT and sustainable businesses, we will not seek a target that is pre-revenue or in early stages of development with unproven technologies.

▪

Companies that are mid-sized businesses. We believe targeting companies in the mid-market will provide the greatest number of opportunities for investment and will maximize the benefits of the collective network of our management team and its affiliates.

▪

Companies with strong management. We will prioritize entities with well-established, proven and talented management teams that wish to continue to drive their companies to growth and are eager to succeed with support from an interactive and hands-on board of directors. To the extent we believe it will enhance stockholder value, we would seek to selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

Sources of Potential Business Combination Targets

We expect to evaluate opportunities that are sourced through the relationship networks of our Executive Chairman, Dr. Avi Katz, and our President, Chief Executive Officer, and Secretary, Dr. Raluca Dinu, and our combined management team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds. Drs. Katz and Dinu and our combined management team have considerable expertise in the evaluation of technology investments.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our combined management team and advisory team. Although our Founder and management team are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our Founder and management team believe that the relationships they have developed over their careers and their access to their contacts and resources generate a number of potential business combination opportunities that can warrant further investigation. We also anticipate that target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission (the “SEC”) and know what types of businesses we are targeting. Our Founder, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our Founder, management team or their respective affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and any taxes payable on the interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional IPO through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of stock or other securities or for a combination of shares of stock, other securities and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical IPO. In a typical IPO, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

Although we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights and warrants, which may represent a source of future dilution.

Financial Position

With funds available for a business combination as of February 28, 2021 in the amount of $358,800,000, assuming no redemptions, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash net of redemptions at the time of the business combination to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such a business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪

Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

▪	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in board of director or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under the rules of the Nasdaq Stock Market LLC (“Nasdaq”), stockholder approval would be required for our initial business combination if, for example:

▪

We issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

▪

Any of our management team or substantial security holders (as defined by the rules of the Nasdaq) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our management team or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

▪	The issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combination and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, the affirmative vote of the holders of a majority of the shares of common stock that are voted at a stockholder meeting held to consider the initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until after February 11, 2023 in order to be able to receive a pro rata share of the trust account.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders (but not our Founder or management team) may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders (but not our Founder or management team) with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he, she or it is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account (net of taxes payable) as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public stockholders. In such case, public stockholders may only share in the assets of the trust account upon our liquidation. This may result in public stockholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

If we have not completed an initial business combination by the date required by our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used to pay our franchise and income taxes payable, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Founder, the management team and underwriters have agreed (pursuant to written letter agreements with us filed as exhibits to the prospectus filed with the SEC) that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 11, 2023, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founder, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90‑day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. However, if we are unable to complete a business combination within the prescribed time frame, we will proceed as provided for in our amended and restated certificate as described above. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the DGCL, which would limit the amount and duration of our stockholders’ liability with respect to liquidating distributions as described above. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our Founder, management team and the underwriters have waived their rights to participate in any liquidation distribution with respect to the Founder Shares, Insider Shares and the shares of common stock underlying the Private Placement Units (as each defined below). There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of this offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

Our Founder, management team and the underwriters will not participate in any redemption distribution from our trust account with respect to their Founder Shares, Insider Shares and Private Placement Units. Additionally, any loans made by our officers, directors, sponsors or their affiliates for working capital needs will be forgiven and not repaid if we are unable to complete an initial business combination.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after February 11, 2023, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by February 11, 2023, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founder, any executive officer, director or director nominee, or any other person. Our Founder and management team have agreed to waive any redemption rights with respect to any common stock held by them, including any public shares they may hold, in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

▪

We shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

▪

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

▪	If our initial business combination is not consummated by February 11, 2023, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;

▪	The proceeds of our IPO, including such proceeds from the exercise of the underwriters’ over-allotment option, shall be placed into the trust account; and
▪

Prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in this offering on any matter.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

▪	Our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
▪	Our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
▪	Our outstanding warrants and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our Public Units (as defined below), common stock, and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards, as issued by the International Accounting Standards Board (“IFRS”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no revenues;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete our initial business combination;
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses, including the location and industry of such target businesses;
•	our ability to consummate an initial business combination due to the continued uncertainty resulting from the COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential business combination opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
•	the availability to us of funds from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties;
•	our financial performance following the IPO;
•	risks and uncertainties related to the financial services, commercial real estate services, financial technology, healthcare, software and technology industries; or
•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this prospectus.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results and have only commenced operations with the completion of our IPO in February 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We have not selected any specific business combination target and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates, including Kaleyra, Inc., GigCapital2, Inc. (“GigCapital2”) and GigCapital3, Inc. (“GigCapital3”), is presented for informational purposes only. Past performance by our management team, including with respect to Kaleyra, Inc., GigCapital2 and GigCapital3, is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of, and issue new series of, preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation will provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our amended and restated certificate of incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

None of the underwriters or any of their respective affiliates have an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

None of the underwriters or any of their respective affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with the underwriters or any of their respective affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if the underwriters or one of their respective affiliates refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

We intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our initial stockholders or the underwriters) the right to have his, her or its shares of common stock redeemed for cash (subject to certain limitations) regardless of whether such stockholder votes for or against such proposed business combination or votes at all. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Because of our structure, other companies may have a competitive advantage, and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

In addition, we do not intend to hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire board of directors will be considered for election, however our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

We may face risks related to companies in the technology industries.

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
•	an inability to manage rapid change, increasing consumer expectations and growth;
•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
•	an inability to deal with our subscribers’ or customers’ privacy concerns;
•	an inability to attract and retain subscribers or customers;
•	an inability to license or enforce intellectual property rights on which our business may depend;
•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
•	an inability by us, or a refusal by third parties, to license intellectual property to us upon acceptable terms;
•	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
•

competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•

disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support; and
•	reliance on third-party vendors or service providers.

Risks Relating to our Search for, and Consummation of or Inability to Consummate a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of Nasdaq currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Founder, executive officers and directors agree to vote their Founder Shares and Insider Shares (as defined below) in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders and the underwriters (and their permitted transferees will agree), pursuant to the terms of the letter agreements entered into with us, to vote any common stock held by them in favor of our initial business combination. As a result, in addition to the Founder Shares, the Insider Shares and shares of common stock underlying the Private Placement Units, we would need approximately 12,905,201 public shares, or approximately 35.97% of the 35,880,000 public shares sold in the IPO to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our initial stockholders, and their permitted transferees, will beneficially own approximately 21.37% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares, Insider Shares and shares of common stock underlying the Private Placement Units in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third-party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within 24 months from the closing of the IPO may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination within 24 months from the closing of the IPO. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Founder, executive officers and directors have agreed that we must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than 10 business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many companies preparing for an initial public offering. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our Founder, directors, executive officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Founder, directors, executive officers, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination.

Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Founder, directors, executive officers, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO are intended to be used to complete our initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets of at least $5,000,001 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our Public Units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Units (as defined below), our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our Sponsor, any of its affiliates or any of their respective clients may make additional investments in us, although our Sponsor and its affiliates have no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, The Depository Trust Company (“DTC”) and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

If we seek stockholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock sold in the IPO. Your inability to redeem an aggregate of more than 15% of the shares of common stock sold in the IPO will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of the IPO and the sale of the Private Placement Units that are not being held in the trust account are insufficient to allow us to operate for at least the next 24 months from the closing of the IPO, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 24 months from the closing of the IPO, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

On December 21, 2020, we issued a promissory note to our Sponsor with a principal amount of $125,000, all of which remained outstanding as of December 31, 2020 and was repaid in full on February 10, 2021. Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so. Furthermore, each of Messrs. Miotto and Weightman has a financial interest in our Sponsor which creates the potential for a conflict of interest that may influence their decision as to whether to take legal action against our Sponsor to enforce its indemnification obligations. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 24 months from the closing of the IPO. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our board of directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by Nasdaq), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

The grant of registration rights to our initial stockholders and the underwriters may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to agreements entered into in conjunction with the IPO, our initial stockholders and the underwriters, and their respective permitted transferees, can demand that we register for resale an aggregate of 8,952,000 Founder Shares, 18,000 Insider Shares, 1,099,600 Private Placement Units and underlying securities and securities issued upon conversion of working capital loans, if any. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders and the underwriters, or their respective permitted transferees, are registered.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 coronavirus pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on the TMT and sustainable businesses, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our Public Units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

We may seek acquisition opportunities outside the TMT and sustainable industries, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the technology industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire.

As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining executive officers and directors. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or another independent entity, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred stock to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred stock:

•	may significantly dilute the equity interest of investors holding Public Units (as defined below), who will not have pre-emption rights in respect of such an issuance;
•

may subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred stock are issued, with rights senior to those afforded to our common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Public Units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share (whether or not the underwriters’ over-allotment option is exercised in full) or potentially less than $10.00 per share on our redemption, and our warrants will expire worthless.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Founder, executive officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Founder, executive officers, directors, and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Founder, executive officers or directors, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Founder, executive officers and directors are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since our Sponsor will lose its entire investment in us if our initial business combination is not consummated, and our executive officers and directors have significant financial interests in our Sponsor, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In December 2020, our Sponsor purchased 7,460,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003351 per share, which resulted in the Sponsor holding 8,952,000 Founder Shares following the stock split effected on February 8, 2021. Drs. Katz and Dinu, who are husband and wife, and Mr. Miotto, have a financial interest in an affiliate of our Sponsor, GigFounders, LLC, and the management company, GigManagement, LLC, that is providing us with office space and general and administrative services. Dr. Katz and Dr. Dinu are also managing members of GigManagement, LLC. Our independent director, Mr. Betti-Berutto, and our Chief Financial Officer, Mr. Weightman, also have a financial interest in our Sponsor. In addition, we issued 10,000 Insider Shares to Ms. Hayes, one of our independent directors, and 5,000 Insider Shares to Mr. Weightman, our Chief Financial Officer, in each case, solely in consideration of future services, which resulted in them holding 12,000 and 6,000 Insider Shares, respectively, following the stock split. All of the Founder Shares and Insider Shares will be worthless if we do not consummate our initial business combination. In addition, our Sponsor purchased 850,000 Private Placement Units, for an aggregate purchase price of $8,500,000 which will be worthless if we do not consummate our initial business combination. The personal and financial interests of our Sponsor, as well as our executive officers and directors with a significant financial interest in our Sponsor, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may only be able to complete one business combination with the proceeds of the IPO, and the sale of the Private Placement Units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Units provide us with $369,796,000 that we may use to complete our initial business combination. This includes $12,558,000 for the payment of deferred underwriting commissions to be paid upon the completion of the initial business combination as consideration of the underwriters using their commercially reasonable efforts to provide us with the following services: 1) originating and introducing us to potential targets for our initial business combination; 2) arranging institutional investor meetings on our behalf in connection with obtaining financing for the initial business combination; 3) assisting us in meeting our securities exchange listing requirements following the closing of the IPO; and 4) providing capital markets advice and liquidity to us following the closing of the IPO.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Unlike some blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Founder, executive officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that amendments to any of its provisions relating to our pre-initial business combination activity and related stockholder rights may be amended if approved by holders of 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Subsequent to our IPO and prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our initial stockholders (and their permitted transferees) will collectively beneficially own approximately 21.37% of our outstanding common stock upon the closing of the IPO (assuming they did not purchase any Units (as defined below) in the IPO), and they may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed (and any of their permitted transferees will agree), pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Units and Founder Shares, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Units and Founder Shares prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of the IPO, our initial stockholders (and their permitted transferees) will own approximately 21.37% of the issued and outstanding shares of our common stock (assuming they did not purchase any Public Units in the IPO). None of our Founder, executive officers, directors, or any of their affiliates indicated any intention to purchase Public Units in the IPO or any Public Units or shares of common stock from persons in the open market or in private transactions. However, our initial stockholders or any of their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our initial stockholders have agreed to vote the shares of common stock held by them immediately before the IPO, the shares of common stock underlying the Private Placement Units, as well as any shares of common stock acquired in the IPO or in the aftermarket in favor of such proposed business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, GAAP or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 24-month time frame.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination within 24 months from the closing of the IPO. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur, including due to the outbreak of the COVID-19 coronavirus pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis. If we have not completed our initial business combination within 24 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within 24 months from the closing of the IPO, our public stockholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination within 24 months from the closing of the IPO, we will, as promptly as reasonably possible but not more than 10 business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public stockholders from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses) pro rata to our public stockholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of the IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 24 months from the closing of the IPO, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

Risks Relating to the Post-Business Combination Company

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business.

Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors, including but not limited to new and existing Private-to-Public Equity (“PPE”) companies, for which they may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors provide services to affiliates of our Sponsor. In particular, certain of our officers and directors serve as an officer or director of GigCapital2 and GigCapital3, each, a blank check company sponsored by affiliates of our Sponsor, as well as an officer and director of two other blank check companies sponsored by affiliates of our Sponsor that have not yet conducted their IPOs, GigCapital5, Inc. (“GigCapital5”) and GigCapital6, Inc. (“GigCapital6”), and Kaleyra, Inc., and will serve as an officer or director of the combined companies formed as a result of the business combination of GigCapital2 and UpHealth Holding, Inc. and Cloudbreak Health, LLC, which is expected to close in the first half of 2021, and the business combination of GigCapital3 and Lightning Systems, Inc., which is expected to close in the first half of 2021. Our independent directors also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Annual Report entitled “Directors, Executive Officers and Corporate Governance.”

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our executive officers and directors, some of whom may join the post-transaction company following our initial business combination. The loss of our executive officers or directors could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have consummated our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us. Additionally, we do not intend to have any full-time employees prior to the consummation of our initial business combination.

The role of such persons in the target business following a business combination, however, cannot presently be ascertained. Although some of such persons may remain with the post-transaction company in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our officers and directors also hold roles in other companies. For example, there is significant overlap among the directors and officers of GigCapital2, GigCapital3, GigCapital5 and GigCapital6, and our company. Dr. Katz, our Executive Chairman, serves as the Executive Chairman of GigCapital2, GigCapital3 and GigCapital5, and is a member of the board of directors of GigCapital6. Dr. Dinu is a member of the board of directors of GigCapital2, GigCapital3 and GigCapital5, and is the Executive Chairman of GigCapital6, Mr. Miotto is a member of the board of directors of GigCapital2, GigCapital3 and GigCapital5, Mr. Betti-Berruto is a member of the board of directors of GigCapital3, and Ms. Hayes is a member of the board of directors of GigCapital5 and GigCapital6. Dr. Dinu also serves as the Chief Executive Officer and President of GigCapital2, GigCapital5 and GigCapital6. Our director Andrea Betti-Berutto serves as the hardware chief technical officer of GigCapital2 and GigCapital3 and will have a similar role with us as our Hardware Chief Technical Advisor. Mr. Betti-Berutto is not an officer or employee of our company; his title of Hardware Chief Technical Advisor reflects his core competency and expertise and is primarily for marketing purposes as he assists our Company to identify suitable business combination candidates. Furthermore, Mr. Weightman, our Chief Financial Officer, serves as the Chief Financial Officer of GigCapital2 and GigCapital3, and as the Chief Financial Officer and Treasurer of GigCapital5 and GigCapital6. In addition, there is overlap among our directors and the directors of Kaleyra, Inc. as Dr. Katz and Mr. Miotto are also directors of Kaleyra, Inc. Furthermore, Dr. Dinu chairs the Strategic Advisory Board of Kaleyra, Inc. In addition, one of our independent directors, Ms. Hayes, is a director of Intevac, Inc. and chairwoman of the board of directors of First Tech Federal Credit Union.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of the IPO and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our Sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our Sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company, or operating company, with which they may become involved. In particular, an affiliate of our Sponsor is currently sponsoring GigCapital2, which announced its agreement for a business combination with UpHealth Holding, Inc. and Cloudbreak Health, LLC, both TMT companies, in November 2020, and GigCapital3, which announced its agreement for a business combination with Lightning Systems, Inc. (doing business as Lightning eMotors), a TMT company, in December 2020. Further, there is significant overlap among the directors and officers of GigCapital2, GigCapital3, GigCapital5 and GigCapital6, and our company. Dr. Katz, our Executive Chairman, serves as the Executive Chairman of GigCapital2, GigCapital3 and GigCapital5, and is a member of the board of directors of GigCapital6. Dr. Dinu is a member of the board of directors of GigCapital2, GigCapital3 and GigCapital5, and is the Executive Chairman of GigCapital6, Mr. Miotto is a member of the board of directors of GigCapital2, GigCapital3 and GigCapital6, Mr. Betti-Berruto is a member of the board of directors of GigCapital3, and Ms. Hayes is a member of the board of directors of GigCapital5 and GigCapital6. Dr. Dinu also serves as the Chief Executive Officer and President of GigCapital2, GigCapital5 and GigCapital6. Our director Andrea Betti-Berutto serves as the hardware chief technical officer of GigCapital2 and GigCapital3 and will have a similar role with us as our Hardware Chief Technical Advisor. Mr. Betti-Berutto is not an officer or employee of our company; his title of Hardware Chief Technical Advisor reflects his core competency and expertise and is primarily for marketing purposes as he assists our Company to identify suitable business combination candidates. Furthermore, Mr. Weightman, our Chief Financial Officer, serves as the Chief Financial Officer of GigCapital2 and GigCapital3, and as the Chief Financial Officer and Treasurer of GigCapital5 and GigCapital6. In addition, there is overlap among our directors and the directors of Kaleyra, Inc. as Dr. Katz and Mr. Miotto are also directors of Kaleyra, Inc. Furthermore, Dr. Dinu chairs the Strategic Advisory Board of Kaleyra, Inc. In addition, one of our independent directors, Ms. Hayes, is a director of Intevac, Inc. and chairwoman of the board of directors of First Tech Federal Credit Union. Any such companies may present additional conflicts of interest in pursuing an acquisition target.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including, among other things, GigCapital2, GigCapital3, GigCapital5 and GigCapital6 in the event their respective business combinations are not consummated.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less the deferred underwriting commissions and any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Our executive officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our executive officers and directors may be able to remain with the post-transaction company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. Moreover, there is no certainty that any of our executive officers or directors will remain with the post-transaction company after the consummation of our initial business combination. Our executive officers and directors may not remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our executive officers and directors will remain with the post-transaction company will be made at the time of our initial business combination.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition target’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the post-transaction company following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Risks Relating to Our Securities

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the IPO, or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We have listed our Public Units on Nasdaq, and, once the Public Units begin trading separately, our common stock and warrants will also be listed on Nasdaq. Although after giving effect to the IPO we expect to meet, on a pro forma basis, the minimum initial listing requirements set forth in the rules of Nasdaq, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our Public Units and eventually our common stock and warrants will be listed on Nasdaq, our Public Units, common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our Founder, directors, executive officers, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on Nasdaq following the consummation of an initial business combination.

If our Founder, directors, executive officers, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on Nasdaq following consummation of the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants (as defined below) to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,960,000 shares of common stock as part of the Public Units offered in the IPO, and Private Placement Warrants to purchase 366,533 shares as part of the private placement of units to the Sponsor and our underwriters. In each case, the warrants are exercisable at a price of $11.50. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our Founder, executive officers and directors, or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Because each Public Unit contains one-third (1/3) of one warrant and only a whole warrant may be exercised, the Public Units may be worth less than Units of other blank check companies.

Each Public Unit contains one-third (1/3) of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose Public Units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Public Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third (1/3) of the number of shares compared to Public Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Public Units to be worth less than if they included a warrant to purchase one whole share.

Holders of warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants. In this case, holders of warrants are treated in the same manner as holders of warrants of blank check companies whose units are comprised of shares and warrants, as the warrants in those companies do not participate in liquidating distribution. Nevertheless, holders of Public Units may have a financial incentive to vote in favor of any proposed initial business combination as each whole warrant would entitle the holder to purchase one share of common stock, resulting in an increase in their overall economic stake in our company. If a business combination is not approved, the warrants will expire and will be worthless.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

•

we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock,

•

the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

•	the market value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the market value and the price at which we issue the additional shares of common stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the Public Warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its Public Warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the warrant shares and thereafter use its best efforts to cause the registration statement to become effective and to maintain the effectiveness of such registration statement until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Public Units will have paid the full Public Unit purchase price solely for the shares of common stock included in the Public Units. Notwithstanding the foregoing, the Private Placement Warrants (as defined below) may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.  The cost for this space is included in the $25,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

On March 26, 2021, we announced that the holders of our Public Units may elect to separately trade the securities underlying such Public Units which commences on April 1, 2021. Any Public Units not separated will continue to trade on the Exchange under the symbol “GIGGU”. Any underlying shares of common stock and warrants that are separated will trade on the Nasdaq under the symbols “GIG,” and “GIGGW”, respectively. No fractional warrants will be issued upon separation of the Public Units and only whole warrants will trade. Each warrant entitles the holder to purchase one common share at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable on the later of 30 days after the completion of our initial business combination or February 11, 2022. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business”.

(b) Holders

At March 26, 2021, there were four holders of record of our units, and three holders of record of our shares of common stock. The actual number of holders of our units is greater than the number of record holders, and includes holders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.  The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 8,952,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0027927 per share.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

The Founder and the underwriters purchased from the Company an aggregate of 850,000 and 249,600 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one-third (1/3) of one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement

Warrants may be adjusted in certain circumstances as described in Note 3 to the financial statements included in this Annual Report. Under the terms of the warrant agreement dated February 8, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founder and underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

The Company issued 12,000 insider shares to Ms. Hayes, one of its independent directors and chairwoman of both the compensation and nominating and corporate governance committees, and 6,000 insider shares to Mr. Weightman, its Chief Financial Officer, solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated February 8, 2021 between the Company and each of the Insiders (the “Insider Shares”). The Insider Shares are subject to forfeiture if the individual resigns or the services are terminated for cause prior to the completion of the business combination.

Use of Proceeds

On February 8, 2021, the Company effected a 1.2:1 stock split of its common stock. All common stock share numbers and prices have been retroactively adjusted to reflect the stock split.

On February 8, 2021, the Securities and Exchange Commission (“SEC”) declared the Company’s initial Registration Statement on Form S-1 (File No 333-252315), in connection with the IPO of $260.0 million, effective. The Company subsequently filed, on February 8, 2021, a registration statement on Form S-1MEF (File No. 333-252867) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing, in order to increase the size of the IPO to $312.0 million.

The Company entered into an underwriting agreement on February 8, 2021 to conduct the IPO of 31,200,000 Public Units in the amount of $312.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 4,680,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $46.8 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one-third (1/3) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On February 11, 2021, the Company consummated the IPO of 35,880,000 units (the “Public Units”), including the issuance of 4,680,000 Public Units as a result of the underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. Although we have identified potential business combination targets, we have not as of the date of this Annual Report agreed to effect a business combination with any particular target. We intend to effectuate our business combination using cash from the proceeds from the sale of Public Units in our IPO, the sale of the private Units (the “Private Placement Units”) to our Founder and underwriters, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Public Units sold in the IPO each consisted of one share of common stock, and one-third (1/3) of one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Public Units sold in the IPO, but for certain differences in the warrants included in each of them.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our business combination:

•	may significantly dilute the equity interest of investors in the IPO who would not have pre-emption rights in respect of any such issue;
•

may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our shares of common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from December 4, 2020 (date of inception) through December 31, 2020, our only activities have been organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from December 4, 2020 (date of inception) through December 31, 2020, we had a net loss of $34,096 which consisted of operating and formation costs.

Liquidity and Capital Resources

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 7,460,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0033512 per share. On February 8, 2021, we effected a 1.2:1 stock split of our common stock, resulting in our Founder holding 8,952,000 Founder Shares.

On February 11, 2021, the Company consummated the IPO of 35,880,000 Public Units, including the issuance of 4,680,000 Public Units as a result of the underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000.

As of December 31, 2020, we held cash in the amount of $150,000.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $25,000 for office space, administrative services and secretarial support. We began incurring these fees on February 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GigCapital4, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital4, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2020, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the period from December 4, 2020 (date of inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from December 4, 2020 (date of inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2020.

San Jose, California

March 31, 2021

GIGCAPITAL4, INC.

Balance Sheet

December 31, 2020
ASSETS
Current Assets
Cash	$150,000
Deferred offering costs	230,653
TOTAL ASSETS	$380,653
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$34,395
Note payable to related parties	125,000
Payable to related parties	21
Accrued liabilities	230,333
Total liabilities	389,749
Commitments (Note 4 – Related Party Transactions)
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 8,952,000 shares issued and outstanding(1)(2)	895
Additional paid-in capital	24,105
Accumulated deficit	(34,096)
Total stockholders’ deficit	(9,096)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$380,653

(1)	This number includes up to 1,170,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	Share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 8).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL4, INC.

Statement of Operations and Comprehensive Loss

Period from December 4, 2020 (date of inception) through December 31, 2020
Revenues	$—
General and administrative expenses	34,096
Net loss and comprehensive loss	$(34,096)
Weighted-average common shares outstanding, basic and diluted (1)(2)	2,501,357
Net loss per share common share, basic and diluted	$(0.01)

(1)	This number includes up to 1,170,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	Share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 8).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL4, INC.

Statement of Stockholders’ Deficit

	Common Stock		Additional
Period from December 4, 2020 (date of inception) through December 31, 2020	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of December 4, 2020 (date of inception)	—	$—	$—	$—	$—
Sale of common stock to Founder at $0.0027927 per share (1)(2)	8,952,000	895	24,105	—	25,000
Net loss	—	—	—	(34,096)	(34,096)
Balance as of December 31, 2020	8,952,000	$895	$24,105	$(34,096)	$(9,096)

(1)	This number includes up to 1,170,000 founder shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.
(2)	Share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 8).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL4, INC.

Statement of Cash Flows

Period from December 4, 2020 (date of inception) through December 31, 2020
OPERATING ACTIVITIES
Net loss	$(34,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in operating assets and liabilities:
Accounts payable	24,075
Payable to related parties	21
Accrued liabilities	10,000
Net cash provided by operating activities	—
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	25,000
Proceeds from related party loan	125,000
Net cash provided by financing activities	150,000
Net increase in cash during period	150,000
Cash, beginning of period	—
Cash, end of period	$150,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred offering costs included in accounts payable	$10,320
Deferred offering costs included in accrued liabilities	$220,333

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL4, INC.

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital4, Inc. (the “Company”) was incorporated in Delaware on December 4, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from December 4, 2020 (date of inception) through December 31, 2020 related to the Company’s formation and the preparation of its initial public offering (the “Proposed Offering”), as described in Note 3. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

On February 8, 2021, the Company effected a 1.2:1 stock split of its common stock. All common stock share numbers and prices have been retroactively adjusted to reflect the stock split.

Sponsor, Founder and Proposed Financing

The Company’s sponsor is GigAcquisitions4, LLC, a Delaware limited liability company (the “Sponsor” and is sometimes referred to as the “Founder”). The Company intends to finance a Business Combination with proceeds from a $312,000,000 public offering (Note 3), and a $8,500,000 private placement with the Sponsor and a $1,560,000 private placement (or $2,496,000 private placement if the over-allotment option is exercised in full) with Oppenheimer & Co. Inc. (“Oppenheimer”) and Nomura Securities International, Inc. (“Nomura”) (collectively, the “Underwriters”) (Note 4). Upon the closing of the Proposed Offering and the private placement, $312,000,000 (or $358,800,000 if the Underwriters’ over-allotment option is exercised in full—Note 3) will be held in the Trust Account (discussed below).

The Trust Account

The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Proposed Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the public shares included in the public units (as defined below) sold in the Proposed Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Proposed Offering; or (iii) the redemption of the Public Shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if it does not complete the Business Combination within 24 months from the closing of the Proposed Offering.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable, or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by Nasdaq stock exchange rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest but less taxes payable. As a result, such shares of common stock are recorded at the redemption amount and classified as temporary equity. The amount in the Trust Account is initially anticipated to be $312,000,000 or $358,800,000 if the Underwriters’ over-allotment option is exercised in full.

The Company will have 24 months from the closing date of the Proposed Offering to complete a Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, the Underwriters, Ms. Hayes, one of the Company’s independent directors, and Mr. Weightman, the Company’s Chief Financial Officer, (the “Insiders” as it relates to Ms. Hayes and Mr. Weightman) have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Founder, the Underwriters or the Insiders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Proposed Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Public Unit in the Proposed Offering.

Going Concern Consideration

As of December 31, 2020, the Company had $150,000 in cash and a working capital deficit of $239,749. Further, the Company has no present revenue, its business plan is dependent on the completion of a financing and it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. As described in Note 8, in February 2021, the Company consummated its initial public offering (“IPO”) and a private placement resulting in net proceeds of $361,954,526 of which $358,800,000 were placed in the Trust Account. As such, management believes that it has sufficient cash to fund its operations through at least March 31, 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period (after deducting 1,170,000 shares subject to forfeiture in connection with the Proposed Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Costs incurred in connection with preparation for the Proposed Offering, together with the underwriters discount, will be reclassified to additional paid-in capital as a reduction to the gross proceeds received upon completion of the Proposed Offering or charged to operations if the Proposed Offering is not completed.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. PROPOSED OFFERING

Pursuant to the Proposed Offering, the Company offers for sale up to 31,200,000 units at a price of $10.00 per unit (the “Public Units”), with a 45-day option provided to the underwriters to purchase up to 4,680,000 additional Public Units solely to cover over-allotments, if any. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value and one-third (1/3) of one warrant to purchase one share of common stock (the “Public Warrants”). Public Warrants will only be exercisable for whole shares at $11.50 per share. As a result, at least three Public Warrants must be exercised. Under the terms of a proposed Public Warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination.

No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Proposed Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

The Company expects to grant the Underwriters a 45-day option to purchase up to 4,680,000 additional Public Units to cover any over-allotments, at the IPO price less the underwriting discounts and commissions.

The Company expects to pay an underwriting discount of $0.20 of per Public Unit offering price to the Underwriters at the closing of the Proposed Offering. The underwriting discount is payable in cash and stock if the Underwriters’ over-allotment option is exercised in full. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Public Unit, or $10,920,000 (or up to $12,558,000 if the Underwriters’ over-allotment option is exercised in full) in the aggregate. The deferred underwriting commission will become payable to the Underwriters from the amount held in the trust account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services specified therein. As further described in Note 4, the Underwriters have agreed to purchase 156,000 shares of common stock, $0.0001 par value, for an aggregate purchase price of $1,560,000 (or 249,600 shares of common stock for an aggregate purchase price of $2,496,000 if the Underwriters’ over-allotment option is exercised in full) in a private placement.

On February 8, 2021, the Company completed the Proposed Offering (see Note 8 – Subsequent Events).

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 8,952,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0027927 per share. Subsequent to December 31, 2020, the Company issued 12,000 insider shares to Ms. Hayes, one of its independent directors and chairwoman of both the compensation and nominating and corporate governance committees, and 6,000 insider shares to Mr. Weightman, its Chief Financial Officer, solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated February 8, 2021 between the Company and each of the Insiders (the “Insider Shares”). The Insider Shares are subject to forfeiture if the individual resigns or the services are terminated for cause prior to the completion of the Business Combination. The Founder Shares are identical to the common stock included in the Public Units sold in the Proposed Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Founder has agreed to forfeit up to 1,170,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the Underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the Underwriters so that the Founder and Insiders will own 20% of the Company’s issued and outstanding shares after the Proposed Offering.

Private Placement

The Founder and the Underwriters agreed to purchase from the Company an aggregate of 850,000 and 249,600 units (the “Private Placement Units”), respectively, at a price of $10.00 per Private Placement Unit in a private placement (the “Private Placement”) that will occur simultaneously with the completion of the Proposed Offering. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one-third (1/3) of one warrant (the “Private Placement Warrants”). Each whole Private Placement Warrant will be exercisable at $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 3. Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number of shares of common stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Proposed Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

The Company’s Founder, the Insiders and the Underwriters have agreed not to transfer, assign or sell any of their respective Founder Shares, shares held by the Insiders, Private Placement Units, shares or other securities underlying such Private Placement Units that they may hold until the date that is (i) in the case of the Founder Shares or shares held by the Insiders, the earlier of (A) 12 months after the date of the consummation of the Company’s Business Combination or (B) subsequent to the Company’s Business Combination, (x) the date on which the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s Business Combination, or (y) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction after the Company’s Business Combination which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Units and shares or other securities underlying such Private Placement Units, until 30 days after the completion of the Company’s Business Combination.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units will be part of the liquidating distribution to the public stockholders.

On February 8, 2021, the Company completed the Proposed Offering and the Private Placement (see Note 8 – Subsequent Events).

Registration Rights

The Company’s Founder, the Underwriters and the Insiders will be entitled to registration rights pursuant to a registration rights agreement signed on February 8, 2021. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the proposed registration rights agreement.

Administrative Services Agreement and Other Agreements

The Company has agreed to pay $25,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on February 9, 2021, the date the securities were first listed on Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

Related Party Loan

The Company entered into a promissory note agreement with the Founder under which $125,000 was loaned to the Company for the payment of expenses related to the Proposed Offering. The promissory note was non-interest bearing and is unsecured and was repaid in full on February 10, 2021.

5. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2020, there were 8,952,000 shares of common stock issued and 1,170,000 of which are forfeitable as described in Note 4.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. As of December 31, 2020, there were no shares of preferred stock issued and outstanding.

6. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

As of December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

7. INCOME TAX

The sources of loss before provision for income taxes are as follows for the period from December 4, 2020 (date of inception) through December 31, 2020:

Period from December 4, 2020 (date of inception) through December 31, 2020
Domestic	$(34,096)
Foreign	—
Total	$(34,096)

There was no provision for income taxes for the period from December 4, 2020 (date of inception) through December 31, 2020.

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Period from December 4, 2020 (date of inception) through December 31, 2020
Statutory income tax benefit	$(7,160)
State income taxes, net of federal	(2,381)
Valuation allowance on start-up costs	9,541
Provision for income taxes	$—

For the period from December 4, 2020 (date of inception) through December 31, 2020, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the start-up costs and tax expense associated with nondeductible permanent adjustments.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets as of December 31, 2020 were as follows:

December 31, 2020
Deferred Tax Assets:
Start-up costs	$9,541
Valuation allowance	(9,541)
Net deferred tax assets	$—

As of December 31, 2020, the Company has recorded a valuation allowance of $9,541 to offset deferred tax assets related to its start-up costs. As of December 31, 2020, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2020, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of 2020. No changes to the uncertain tax position balance are anticipated within the next 12 months and are not expected to materially impact the financial statements.

8. SUBSEQUENT EVENTS

Strategic Services Agreement

On February 1, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Chief Financial Officer, who holds 6,000 Insider Shares. Mr. Weightman is initially receiving $10,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. The Company will pay Mr. Weightman for services rendered since February 1, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the IPO.

Underwriters Agreement

The Company granted the Underwriters a 45-day option to purchase up to 4,680,000 additional Public Units to cover any over-allotments, at the initial public offering price less the underwriting discounts and commissions. On February 11, 2021, the over-allotment was exercised in full by the Underwriters.

The Company paid an underwriting discount of $0.20 per Public Unit offering price to the Underwriters at the closing of the IPO. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Public Unit, or $12,558,000 in the aggregate, including the Underwriters’ over-allotment option which was exercised in full. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services specified therein. As further described in Note 4, the Underwriters have purchased 249,600 shares of common stock, for an aggregate purchase price of $2,496,000 in the Private Placement.

Stock Split

On February 8, 2021, the Company effected a 1.2:1 stock split of its common stock. All common stock share numbers and prices have been retroactively adjusted to reflect the stock split.

Offering

On February 8, 2021, the Securities and Exchange Commission declared the Company’s initial Registration Statement on Form S-1 (File No 333-252315), of $260.0 million, effective. The Company subsequently filed, on February 8, 2021, a registration statement on Form S-1MEF (File No. 333-252867) pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing, in order to increase the size of the IPO to $312.0 million.

On February 8, 2021, the Company entered into an underwriting agreement to conduct the IPO of 31,200,000 Public Units in the amount of $312.0 million in gross proceeds, with a 45-day option provided to the Underwriters to purchase up to 4,680,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $46.8 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one-third (1/3) of one Public Warrant. Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On February 11, 2021, the Company consummated the IPO of 35,880,000 Public Units, including the issuance of 4,680,000 Public Units as a result of the Underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000. Each Public Unit consists of one share of common stock and one-third (1/3) of a Public Warrant. Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share. As a result, at least three Public Warrants must be exercised in order to obtain whole shares of common stock upon the exercise of the Public Warrants. Under the terms of the warrant agreement dated February 8, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination to register the shares of common stock underlying the Public Warrants.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement of 1,099,600 Private Placement Units at a price of $10.00 per Private Placement Unit. The Company’s Sponsor purchased 850,000 Private Placement Units and the Underwriters purchased 249,600 Private Placement Units in the aggregate. The Private Placement generated aggregate gross proceeds of $10,996,000 consisting of $8,500,000 from the sale of the Private Placement Units to the Sponsor and $2,496,000 from the sale of the Private Placement Units to the Underwriters.

Following the closing of the IPO, net proceeds in the amount of $351,624,000 from the sale of the Public Units in the IPO and proceeds in the amount of $7,176,000 from the sale of Private Placement Units, for a total of $358,800,000, were placed in a Trust Account.

Transaction costs amounted to $20,399,474, consisting of $7,176,000 of underwriting fees, $12,558,000 of deferred underwriting fees and $665,474 of offering costs. The Company’s remaining cash after payment of the offering costs is held outside of the Trust Account for working capital purposes.

Amendment to Registration Rights Agreement

On March 31, 2021, the Company entered into an Amendment to Registration Rights Agreement with the Underwriters and the Insiders, in order to correct an inadvertent clerical error which resulted in an inconsistency between the agreement and the disclosure made in the prospectus for the IPO. The Company has corrected the error and conformed the Registration Rights Agreement signed on February 8, 2021, with the Company’s initial Registration Statement on Form S-1 (File No 333-252315).

Amendment to Insider Letter Agreement

On March 31, 2021, the Company entered into an Amendment to Insider Letter Agreement with the Underwriters and the Sponsor, in order to correct an inadvertent clerical error which resulted in an inconsistency between the agreement and the disclosure made in the prospectus for the IPO. The Company has corrected the error and conformed the Insider Letter Agreement with the Underwriters and the Sponsor signed on February 8, 2021, with the Company’s initial Registration Statement on Form S-1 (File No 333-252315).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Amendment to Registration Rights Agreement

On March 31, 2021, the Company entered into an Amendment to Registration Rights Agreement with the Underwriters and the Insiders, in order to correct an inadvertent clerical error which resulted in an inconsistency between the agreement and the disclosure made in the prospectus for the IPO. The Company has corrected the error and conformed the Registration Rights Agreement signed on February 8, 2021, with the Company’s initial Registration Statement on Form S-1 (File No 333-252315).

Amendment to Insider Letter Agreement

On March 31, 2021, the Company entered into an Amendment to Insider Letter Agreement with the Underwriters and the Sponsor, in order to correct an inadvertent clerical error which resulted in an inconsistency between the agreement and the disclosure made in the prospectus for the IPO. The Company has corrected the error and conformed the Insider Letter Agreement with the Underwriters and the Sponsor signed on February 8, 2021, with the Company’s initial Registration Statement on Form S-1 (File No 333-252315).

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are listed below.

Name	Age	Position
Dr. Avi S. Katz	62	Executive Chairman of the board of directors
Dr. Raluca Dinu	47	Director, President, Chief Executive Officer and Secretary
Neil Miotto	74	Director
Andrea Betti-Berutto	56	Director
Dorothy D. Hayes	70	Director
Brad Weightman	66	Chief Financial Officer

Dr. Avi S. Katz co-founded us together with Dr. Raluca Dinu, who is also our Chief Executive Officer & President, and has served as the Executive Chairman of our board of directors since our inception in December 2020. In September 2017 Dr. Katz founded GigCapital Global the holding company of all the Private-to-Public Entities (PPEs), including GigCapital4, Inc. Dr. Katz also holds a 45% membership interest in the managing company of our Sponsor, GigManagement, LLC, and has served as a managing member of such managing company since its inception. Dr. Katz has spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital Global first SPAC, GigCapital, Inc. (“GigCapital1”, now known as Kaleyra, Inc. (“Kaleyra”)), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the technology industry. GigCapital1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GigCapital1 common stock, three-fourths (3/4) of one warrant to purchase one share of GigCapital1 common stock and one right to receive one-tenth (1/10) of one share of GigCapital1’s common stock, generating aggregate proceeds of $143,750,000, and, at that time, was listed on the NYSE under the symbol “GIG”. On February 22, 2019, after intensive screening of more than 400 companies worldwide, GigCapital1 entered into a stock purchase agreement to acquire Kaleyra at a transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. Kaleyra is a global company specialized in providing mobile messaging services for financial institutions and companies of all sizes. The transaction closed on November 25, 2019, and GigCapital1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR”. Dr. Katz has served as the Executive Chairman and Secretary of Kaleyra, Inc. since the consummation of the transaction in November 2019. Prior to that time, in addition to being the Executive Chairman and Secretary, he was also the Chief Executive Officer of GigCapital1. In March 2019, Dr. Katz founded GigCapital2, another PPE company formed for the purpose of acquiring a company in the TMT industry. GigCapital2 completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of GigCapital2 common stock, one warrant to purchase one share of GigCapital2 common stock, and one right to receive one-twentieth (1/20) of one share of GigCapital2 common stock, generating aggregate proceeds of $172,500,000. GigCapital2 is listed on the NYSE under the symbol “GIX”. Dr. Katz has served since inception of GigCapital2 as its Executive Chairman and Secretary, and he initially until August 2019, served as its Chief Executive Officer, when Dr. Dinu substituted for him as its Chief Executive Officer. On November 23, 2020, GigCapital2 announced that it had executed business combination agreements with each of UpHealth Holdings, Inc. and Cloudbreak Health, LLC. The deal combines UpHealth’s patient care management, telemedicine and digital pharmacy services with Cloudbreak’s video consultation platform for doctors and patients, and is expected to close in the first half of 2021. Upon the closing of the transaction, the combined company will be named UpHealth, Inc. and will continue to be listed on the NYSE under the new ticker symbol “UPH”. In February 2020, Dr. Katz and Dr. Dinu co-founded GigCapital3, another PPE company formed for the purpose of acquiring a company in the TMT industry. GigCapital3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GigCapital3’s common stock and three-fourths (3/4) of one warrant to purchase one share of GigCapital3 common stock, generating aggregate proceeds of $200,000,000. GigCapital3 is listed on the NYSE under the symbol “GIK”. On December 10, 2020, GigCapital3 announced that it had executed a business combination agreement with

Lightning Systems, Inc., a company that designs and manufactures all-electric powertrains for medium- and heavy-duty vehicles, which does business as Lightning eMotors, and the combined company will retain such name. The deal is expected to close in the first half of 2021. Dr. Katz serves as the Chief Executive Officer, Executive Chairman and Secretary of GigCapital3. In January 2021, Drs. Katz and Dinu co-founded GigCapital5, a PPE company formed for the purpose of acquiring a company in the TMT, aerospace and defense, intelligent automation and sustainable industries, which is expected to complete its initial public offering in April 2021. GigCapital5 is expected to apply for listing on the NYSE under the symbol “GIA”. Dr. Katz has served as the Executive Chairman of GigCapital5 since its inception. In January 2021, Drs. Katz and Dinu also co-founded GigCapital6, another PPE company formed for the purpose of acquiring a company in the TMT, cybersecurity and privacy industries, which is expected to complete its initial public offering in April 2021. GigCapital6 is expected to apply for listing on Nasdaq under the symbol “GIF”. Dr. Katz has been a director of GigCapital6 since its inception. Dr. Katz is also the sole managing member of GigFounders, LLC. He was also the co-founder of Cognizer, a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to the inception of GigCapital Global in 2017, Dr. Katz dedicated 10 years to incept in April 2007 and bootstrap, develop and manage GigPeak, Inc. (“GigPeak”) originally known as GigOptix, Inc. (NYSE American: formerly GIG). He served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak from its inception and until its sale in April 2017 to IDT for $250 million in cash. GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the chief executive officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds more than 70 U.S. and international patents, has published more than 300 technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, our President, Chief Executive Officer, Secretary and one of our directors.

Dr. Raluca Dinu co-founded us with Dr. Avi Katz, who is our Executive Chairman, and has served as a member of the board of directors, President, Chief Executive Officer and Secretary of the Company since our inception in December 2020. Dr. Dinu has spent approximately 20 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Dinu also holds a 45% membership interest in GigManagement, LLC and has served as a managing member of it since its inception. She has served as the chief executive officer of GigCapital2 since August 2019 and as a member of its board of directors since March 2019. She has also served on the board of directors of GigCapital3 since February 2020. In January 2021, Drs. Katz and Dinu co-founded GigCapital5 and GigCapital6, and Dr. Dinu serves as the chief executive officer, president and secretary of GigCapital5, as well as on its board of directors, and as the executive chairman of the board of directors, chief executive officer, president, and secretary of GigCapital6. From April 2017 to May 2019, Dr. Dinu was the vice president and general manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including executive vice president and chief operation officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its executive vice president of Global Sales and Marketing from August 2015 to April 2016, and as its senior vice president of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was vice president of engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu is married to Dr. Katz, our Executive Chairman of the board of directors.

Neil Miotto has served as a member of the board of directors since our inception in December 2020. He is a retired assurance partner of KPMG LLP (“KPMG”), where he was a partner for 27 years until his retirement in September 2006. Since his retirement from KPMG, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and has served on public company boards. He is deemed to be a “audit committee financial expert” under SEC rules. While at KPMG, Mr. Miotto focused on serving large public companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG. Mr. Miotto became a member of the board of directors of GigCapital1 in October 2017 and has continued in that role after that company became Kaleyra. Mr. Miotto has also served on the board of directors of GigCapital2 since March 2019, GigCapital3 since February 2020 and GigCapital5 since January 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. He also previously served on the board of directors of Cognizer from March 2019 to August 2020. He is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Business Administration degree from Baruch College of The City University of New York.

Andrea Betti-Berutto joined the board of directors as a director in December 2020. Mr. Betti-Berutto is a senior technologist and entrepreneur with more than 25 years of experience in Radio-Frequency and Optical Interconnect Systems and Components and Radio-Frequency Integrated Circuit Semiconductor technologies. In addition, Mr. Betti-Berutto has experience with reorganization of companies, mergers and acquisitions and roll-ups of companies into a larger company. Mr. Betti-Berutto has been a member of the board of directors of GigCapital3 since February 2020. He has served as the Hardware Chief Technical Officer of GigCapital2 since August 2019, the Hardware Chief Technical Officer of GigCapital3 since February 2020, and as the Hardware Chief Technical Advisor of the Company since December 2020. Mr. Betti-Berutto is not an officer or employee of GigCapital2, GigCapital3 or the Company, and in each instance the title of Hardware Chief Technical Officer or Hardware Chief Technical Advisor, as applicable, reflects Mr. Betti-Berutto’s core competency and expertise and is primarily for marketing purposes as he assists GigCapital2, GigCapital3 and the Company, respectively, to identify suitable business combination candidates. From April 2017 through June 2019, Mr. Betti-Berutto was the Fellow of Optical Interconnect Business Units at IDT, which was acquired by Renesas Electronics Corp (TSE 6723:JP) in 2019. Mr. Betti-Berutto joined IDT through the acquisition of GigPeak in April 2017, and he led the integration of the of GigPeak technical team into IDT. At GigPeak, he served as the chief technology officer since April 2007 through the April 2017 acquisition by IDT. Previously, Mr. Betti-Berutto was a co-founder and Vice President of Engineering of iTerra Communication, a pioneer in semiconductors for new generation 40G optical networks, where he served as vice president of engineering for Radio-Frequency and Optical Communication Product Development and as a member of the board of directors. After a reorganization of iTerra, he co-founded GigOptix (which was renamed to GigPeak in April 2016) and, as the chief technology officer, led the growth of the company’s technologies and product lines into the 100/200G optical market, Wave transceivers for future 5G network deployment and transceivers for sensing application. Together with Dr. Katz and the rest of the GigPeak executive leadership team, Mr. Betti-Berutto drove the acquisition and integration of 10 companies and technologies. Before starting iTerra Communication, he worked for various companies in microwave system and devices for Basestation and Space Communication such as Fujitsu (USA), European Space Agency (Netherlands) and Space Engineering SpA (Italy). Mr. Betti-Berutto is a very hands-on executive with large experience in product/technology and business roadmap definition, strategic initiatives, company re-organization, product development and NPI processes. He has published multiple papers in IEEE journals and conferences and owns U.S. patents in the area of high-speed RF and Optical Integrated circuits. Mr. Betti-Berutto holds the degree of Electronic Engineer (MS) from University of Rome “La Sapienza” (Italy) with specialization in Electromagnetism.

Dorothy D. Hayes joined the board of directors as a director in December 2020. She also has been a member of the boards of directors of GigCapital5 and GigCapital6 since January 2021. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019. Ms. Hayes currently serves as the Chairwoman of the Audit Committee of Intevac, Inc. Ms. Hayes served from 2003 until her retirement in 2008 as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves as nonexecutive chairwoman of the board of directors at First Tech Federal Credit Union, a cooperative financial institution. She previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member or trustee of various non-profit and philanthropic organizations including: Encore.org, Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an MS in Finance from Bentley University (1987), and received both a MS in Business Administration (1976) and a BA in Elementary Education (1972) from the University of Massachusetts, Amherst. She maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. She participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. She is a Senior Fellow of the American Leadership Forum – Silicon Valley, was a recipient of the YWCA TWIN award (1986), and was named to AGENDA Magazine’s Diversity 100 – Top Diverse Board Candidates (2010).

Brad Weightman has served as our Chief Financial Officer since December 2020. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized, and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman has been the chief financial officer and treasurer of GigCapital5 and GigCapital6 since January 2021, the chief financial officer of GigCapital3 since February 2020, the chief financial officer of GigCapital2 since August 2019, and was also the chief financial officer of GigCapital1 from that time until the closing of its business combination with Kaleyra, Inc. on November 25, 2019. Before then, beginning in April 2017, Mr. Weightman was senior business controller at IDT, providing strategic and financial support for the general manager and the division, prior to IDT being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was corporate controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman has held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University and is a Certified Public Accountant in California (inactive).

Number, Terms of Office and Election of Executive Officers and Directors

Our board of directors will be elected each year at our annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq).

Our executive officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were not in effect as of December 31, 2020.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Miotto and Betti-Berutto and Ms. Hayes serve as members of our audit committee. Mr. Miotto serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Miotto and Betti-Berutto and Ms. Hayes are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Miotto qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪

assisting the board of directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;

▪

reviewing with each of the internal auditor and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and the independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

▪

reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

▪

discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

▪	reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

▪

reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

▪

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

▪

reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

▪	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Miotto and Betti-Berutto and Ms. Hayes. Ms. Hayes serves as chairwoman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪	reviewing the performance of the Chief Executive Officer and executive management;
▪	assisting the board of directors in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
▪

reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the board of directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the board of directors the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the board of directors;
▪

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the board of directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

▪	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
▪	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
▪	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
▪	annually evaluating the Committee’s performance and the committee’s charter and recommending to the board of directors any proposed changes to the charter or the committee; and

▪

undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the board of directors, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance are Messrs. Miotto and Betti-Berutto and Ms. Hayes. Ms. Hayes serves as chairwoman of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪	developing and recommending to the board of directors the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the doard of directors;
▪	reviewing candidates recommended by stockholders;
▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the board of directors and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Miotto and Betti-Berutto and Ms. Hayes are our independent directors. In determining Mr. Betti-Berutto’s independence, the Company’s board of directors relied on the following: (i) Mr. Betti-Berutto is not an officer or employee of the Company; (ii) his title of Hardware Chief Technical Advisor reflects his core competency and expertise and is primarily for marketing purposes as he assists the Company to identify suitable candidates for the Company’s business combination; and (iii) Mr. Betti-Berutto does not, and will not, receive any continued compensation for his efforts in identifying potential business combination candidates. Our independent directors may have regularly scheduled meetings at which only independent directors are present in certain circumstances.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

None of our management team is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

▪

In the course of their other business activities, our Sponsor and management team may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our management teams have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.

▪

Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

▪

The Founder Shares and shares underlying the Private Placement Units will be released from lockup only if an initial business combination is successfully completed, and the Private Placement Warrants will expire worthless if an initial business combination is not consummated. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate for effecting an initial business combination.

In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

▪	the corporation could financially undertake the opportunity;
▪	the opportunity is within the corporation’s line of business; and
▪	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our management team has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. Accordingly, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our management team in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Avi S. Katz

Kaleyra, Inc.

GigFounders, LLC

GigManagement, LLC

GigAcquisitions, LLC

GigAcquisitions2, LLC

GigCapital2, Inc.

GigAcquisitions3, LLC

GigCapital3, Inc.

GigAcquisitions4, LLC

GigAcquisitions5, LLC

GigCapital5, Inc.

GigAcquisitions6, LLC

GigCapital6, Inc.

Mobile Messaging Services

Consulting and Investment

Management Company

Consulting and Investment

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

Executive Chairman

Founder and managing member

Founder and managing member

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and director

Dr. Raluca Dinu	GigCapital2, Inc. GigCapital3, Inc. Kaleyra, Inc. GigManagement, LLC GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) PPE (SPAC) Mobile Messaging Services Management Company PPE (SPAC) PPE (SPAC)

Chief Executive Officer and Director

Director

Strategic Advisory Board, Chair

Founder and managing member

President and Chief Executive Officer

Executive Chairman, President and Chief Executive Officer

Neil Miotto	Kaleyra, Inc. GigFounders, LLC GigManagement, LLC GigCapital2, Inc. GigCapital3, Inc. GigCapital5, Inc.	Mobile Messaging Services Consulting and Investment Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)	Director Minority member Minority member Director Director Director
Andrea Betti-Berutto	GigCapital2, Inc. GigCapital3, Inc.	PPE (SPAC) PPE (SPAC)	Hardware Chief Technical Officer (title held for marketing purposes only) Director and Hardware Chief Technical Officer (title held for marketing purposes only)
Dorothy D. Hayes	First Tech Federal Credit Union Intevac, Inc. Computer History Museum Center for Excellence in Nonprofits Encore.org GigCapital5, Inc. GigCapital6, Inc.	Credit Union Thin Film Processing Equipment and Digital Imaging Systems Museum Nonprofit Training Innovation Nonprofit PPE (SPAC) PPE (SPAC)	Non-executive Chairwoman Director, Chairwoman of the Audit Committee Trustee Director Director Director Director
Brad Weightman	GigCapital2, Inc. GigCapital3, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) PPE (SPAC) PPE (SPAC) PPE (SPAC)	Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer

In addition, our management team have agreed not to participate in the formation of, or become an executive officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 10, 2023.

If we submit our initial business combination to our public stockholders for a vote, our Founder, as well as all of our management team, have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their Founder Shares or the Placement Shares. If they purchase shares of common stock, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period ended December 31, 2020 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor a total of $25,000 per month, which funds were used to pay for office space, utilities, secretarial and administrative services. This arrangement was agreed to by an affiliate of our Executive Chairman for our benefit and is not intended to provide such affiliate of our Executive Chairman compensation in lieu of a salary. We believed that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

On February 1, 2021, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer. Under the terms of the Strategic Services Agreement, Mr. Weightman is paid $10,000 per month.

No compensation was paid to any executive officer or director in 2020:

Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Dr. Raluca Dinu, Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	December 4, 2020 (date of inception) through December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—
Brad Weightman, Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2020 (date of inception) through December 31, 2020	$—	$—	$—	$—	$—	$—	$—	$—

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation	Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors	$—	$—	$—	$—	$—	$—	$—
Neil Miotto, Independent Director	$—	$—	$—	$—	$—	$—	$—
Andrea Betti-Berutto, Independent Director	$—	$—	$—	$—	$—	$—	$—
Dorothy D. Hayes, Independent Director	$—	$—	$—	$—	$—	$—	$—

Except as set forth above, no compensation was paid to our Sponsor, or management team, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, management team or our or their affiliates.

Members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report, and as adjusted to reflect the sale of our shares of common stock included in the Public Units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our management team that beneficially owns shares of common stock; and
▪	all our management team as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares of common stock issuable upon exercise of warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock (2)
GigAcquisitions4, LLC (3)	9,802,000	(4)	21.33%
Dr. Avi S. Katz (3)	9,802,000		21.33%
Dr. Raluca Dinu	—		—
Neil Miotto	—		—
Andrea Betti-Berutto	—		—
Dorothy D. Hayes	12,000		*
Brad Weightman	6,000		*
All directors and officers as a group (7 individuals)	9,820,000		21.37%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Road, Suite 200, Palo Alto CA.
(2)	Based on 45,949,600 shares of common stock outstanding as of March 26, 2021.
(3)

Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi Katz, our Executive Chairman and Secretary, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Does not include 283,333 shares of common stock underlying warrants that are not exercisable within 60 days.

Our Founder and management team beneficially own approximately 21.37% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 21.33% of such issued and outstanding common stock. Because of this ownership block, our Founder and management team may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2020, our Founder purchased an aggregate of 7,460,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003351 per share. On February 8, 2021, we effected a 1.2:1 stock split of our common stock, resulting in our Founder holding 8,952,000 Founder Shares. The purchase price per founder Share was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. Prior to the investment of $25,000 by our Founder, the Company had no assets, tangible or intangible.

The Founder purchased from us 850,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO.

Subject to certain limited exceptions, the Insiders have agreed not to transfer, assign or sell any of their respective Insider Shares until the earlier of (A) 12 months after the closing of the initial business combination or (B) the date on which, subsequent to the business combination, (x) the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the business combination, or (y) the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-up Period”). Also subject to certain limited exceptions, the Founder and underwriters have agreed not to transfer, assign or sell any of their respective Private Placement Units or Founder Shares (including shares or other securities underlying the Private Placement Units) that they may hold until the date that is (i) in the case of the Founder Shares acquired by the Founder on December 21, 2020, the end of the Lock-up Period, and (ii) in the case of the Private Placement Units and shares of common stock or other securities underlying such Private Placement Units, until 30 days after the closing of the Company’s initial business combination. Notwithstanding the foregoing, during their respective lock-up periods, the initial stockholders may transfer, assign or sell any of the aforenamed securities

(1) amongst the Founder and its affiliates, to its executive officers or directors, or to any affiliate or family member of any of its executive officers or directors,

(2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation,

(3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, (iii) pursuant to a qualified domestic relations order,

(4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities,

(5) through private sales or transfers made in connection with the consummation of initial business combination at prices no greater than the price at which such securities were originally purchased,

(6) in the case of an underwriter, to such underwriter’s affiliates or any entity controlled by such underwriter. or

(7) to us for no value for cancellation in connection with the consummation of our initial business combination; provided, that, in each such case (except clause (7)), these permitted transferees shall enter into a written agreement with the Company agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

On December 21, 2020, we issued a promissory note to our Sponsor with a principal amount of $125,000, all of which remained outstanding as of December 31, 2020 and was repaid in full on February 10, 2021.

In order to meet our working capital needs, our Founder, executive officers and directors, or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. The terms of such loans by our Founder, executive officers, directors, or their affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our Founder Shares and Insider Shares, as well as the holders of the Private Placement Units and any Public Units our Founder, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of a majority of these securities or Public Units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding the foregoing, the underwriters and their respective affiliates may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement for our IPO and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

Dr. Katz, our Executive Chairman, and Mr. Miotto, one of our independent directors, have formed a limited liability company named GigFounders, LLC, of which 90% is owned by Drs. Katz and Dinu, who are husband and wife, and 10% is owned by Mr. Miotto; that partnership, which is also managed by Dr. Katz, has a financial and voting interest in our Sponsor that entitles it to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Mr. Miotto’s minority interest in GigFounders, LLC is passive as he does not participate in the governance of GigFounders, LLC. In addition, our independent director, Mr. Betti-Berutto, and our Chief Financial Officer, Mr. Weightman, each has a financial and voting interest in our Sponsor that entitles each of them to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Accordingly, they will all benefit from the transaction to the extent of their interest in our Sponsor.

Drs. Katz and Dinu and Mr. Miotto have also formed a limited liability company named GigManagement, LLC, of which 45% is owned by each of Drs. Katz and Dinu and 10% is owned by Mr. Miotto. Drs. Katz and Dinu are also managing members of GigManagement, LLC. GigManagement, LLC has agreed that, pursuant to an Administrative Services Agreement, commencing on February 8, 2021 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay it an aggregate of $25,000 per month for these services. The arrangement that we have with GigManagement, LLC is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Francisco Bay Area, that the fee charged by GigManagement, LLC is at least as favorable as we could have obtained from an unaffiliated person.

In conjunction with our services agreement with GigManagement, LLC and in connection with GigManagement, LLC’s affiliation with GigFounders, LLC, we have a licensing arrangement with GigFounders, LLC whereby we are permitted to use its “Private-to-Public Equity (PPE)” and “Mentor-Investor” trademarks.

On February 1, 2021, we entered into a Strategic Services Agreement with Mr. Weightman, our Chief Financial Officer. Mr. Weightman is initially receiving $10,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided. Commencing with the first month after the consummation of the IPO, the Company will pay Mr. Weightman for services rendered since February 1, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the IPO. In addition, on February 8, 2021, we issued 5,000 insider shares to Mr. Weightman, in consideration of future services to us, which resulted in Mr. Weightman holding 6,000 insider shares following the stock split.

We issued 10,000 insider shares to Ms. Hayes in consideration of future services to us as a director and chairwoman of both the compensation and nominating and corporate governance committees, which resulted in Ms. Hayes holding 12,000 insider shares following the stock split.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our board of directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Executive Chairman of the board of directors, and Dr. Dinu, President, Chief Executive Officer, Secretary, and one of our directors, are husband and wife.

Dr. Katz, our Executive Chairman of the board of directors, also serves as the Executive Chairman of GigCapital2, GigCapital3and GigCapital5, and is a member of the board of directors of GigCapital6. Dr. Dinu is a member of the board of directors of GigCapital2, GigCapital3and GigCapital5, and is the Executive Chairman of GigCapital6, Mr. Miotto is a member of the board of directors of GigCapital2, GigCapital3and GigCapital5, Mr. Betti-Berruto is a member of the board of directors of GigCapital3, and Ms. Hayes is a member of the board of directors of GigCapital5and GIGI6. Dr. Dinu also serves as the Chief Executive Officer of GigCapital2, GigCapital5and GigCapital6. Our director Andrea Betti-Berutto serves as the hardware chief technical officer of GigCapital2and GigCapital3and will have a similar role with us as our Hardware Chief Technical Advisor. Mr. Betti-Berutto is not an officer or employee of our company; his title of Hardware Chief Technical Advisor reflects his core competency and expertise and is primarily for marketing purposes as he assists our Company to identify suitable business combination candidates. Furthermore, Mr. Weightman, our Chief Financial Officer, serves as the Chief Financial Officer of GigCapital2 and GigCapital3, and as the Chief Financial Officer and Treasurer of GigCapital5 and GigCapital6.

Related Party Policy

Our Code of Ethics will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and

(3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from December 4, 2020 (date of inception) through December 31, 2020
Audit Fees (1)	$52,785
Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—
Total	$52,785

(1)

Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1*	Underwriting Agreement, dated February 8, 2021, by and between the Company, Oppenheimer & Co. Inc. and Nomura Securities International, Inc., as representatives of the underwriters named therein

3.1*	Amended and Restated Certificate of Incorporation

4.1*	Warrant Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company

10.1*	Letter Agreement, dated February 8, 2021, by and among the Company, each of its officers and directors and GigAcquisitions4, LLC

10.2*	Letter Agreement, dated February 8, 2021, by and among the Company and each of its officers and directors

10.3*	Insider Shares Grant Agreement, dated February 8, 2021, by and between the Company and Brad Weightman

10.4*	Insider Shares Grant Agreement, dated February 8, 2021, by and between the Company and Dorothy D. Hayes

10.5*	Unit Purchase Agreement, dated February 8, 2021, by and between the Company and the Sponsor

10.6*	Unit Purchase Agreement, dated February 8, 2021, by and among the Company, Oppenheimer & Co. Inc. and Nomura Securities International, Inc.

10.7*	Registration Rights Agreement, dated February 8, 2021, by and among the Company, the Sponsor and certain other security holders named therein

10.8*	Investment Management Trust Agreement, dated February 8, 2021, by and between the Company and Continental Stock Transfer & Trust Company

10.9*	Administrative Services Agreement, dated February 1, 2021, by and among the Company and GigManagement, LLC

10.10*	Strategic Services Agreement, dated February 1, 2021, by and among the Company and Brad Weightman

10.11*	Indemnity Agreement, dated February 8, 2021, between the Company and Dr. Avi S. Katz

10.12*	Indemnity Agreement, dated February 8, 2021, between the Company and Dr. Raluca Dinu

10.13*	Indemnity Agreement, dated February 8, 2021, between the Company and Neil Miotto

10.14*	Indemnity Agreement, dated February 8, 2021, between the Company and Andrea Betti-Berutto

10.15*	Indemnity Agreement, dated February 8, 2021, between the Company and Dorothy D. Hayes

10.16*	Indemnity Agreement, dated February 8, 2021, between the Company and Brad Weightman

10.17**

Amendment to Registration Rights Agreement, dated March 31, 2021, by and among the Company, Sponsor, Insiders, Oppenheimer & Co. Inc. and Nomura Securities International, Inc., as representatives of the underwriters

Exhibit No.	Description

10.18**

Amendment to Insider Letter Agreement, dated March 31, 2021, by and among the Company, Sponsor, and Oppenheimer & Co. Inc. and Nomura Securities International, Inc., as representatives of the underwriters

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2021, and incorporated herein by reference.
**	Filed herewith.
‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital4, Inc.

Date: March 31, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Raluca Dinu and Brad Weightman and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dr. Raluca Dinu	Director, President, Chief Executive Officer and Secretary (Principal Executive Officer)	March 31, 2021
Dr. Raluca Dinu

/s/ Brad Weightman	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Brad Weightman

/s/ Dr. Avi S. Katz	Executive Chairman of the board of directors	March 31, 2021
Dr. Avi S. Katz

/s/ Neil Miotto	Director	March 31, 2021
Neil Miotto

/s/ Andrea Betti-Berutto	Director	March 31, 2021
Andrea Betti-Berutto

/s/ Dorothy D. Hayes	Director	March 31, 2021
Dorothy D. Hayes