Form 10-Q
period 2021-03-31
GigCapital4, Inc.
filed 2021-05-17
CIK 1836981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40031

GigCapital4, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4164597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one-third of one Redeemable Warrant	GIGGU	The Nasdaq Stock Market LLC
Common Stock, par value $0.0001 per share	GIG	The Nasdaq Stock Market LLC
Redeemable Warrants, each full warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	GIGGW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2021, the registrant had 45,949,600 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL4, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL4, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$2,172,952	$150,000
Prepaid expenses	812,795	—
Total current assets	2,985,747	150,000
Cash and marketable securities held in Trust Account	358,801,671	—
Deferred offering costs	—	230,653
Interest receivable on cash and marketable securities held in Trust Account	3,250	—
TOTAL ASSETS	$361,790,668	$380,653
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$50,628	$34,395
Note payable to related parties	—	125,000
Payable to related parties	20,475	21
Accrued liabilities	362,745	230,333
Other current liabilities	1,468	—
Total current liabilities	435,316	389,749
Warrant liability	210,025	—
Deferred underwriting fee payable	12,558,000	—
Total liabilities	13,203,341	389,749
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 34,358,732 shares as of March 31, 2021, at a redemption value of $10.00 per share	343,587,320	—
Stockholders’ equity (deficit)
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 11,590,868 and 8,952,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (1)(2)	1,159	895
Additional paid-in capital	5,646,714	24,105
Accumulated deficit	(647,866)	(34,096)
Total stockholders’ equity (deficit)	5,000,007	(9,096)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$361,790,668	$380,653

_________________________

(1)	The December 31, 2020 share number excludes the 1,170,000 Founder shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.
(2)	December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statement of Operations and Comprehensive Loss

(Unaudited)

For the Three Months Ended
March 31, 2021
Revenues	$—
General and administrative expenses	595,106
Loss from operations	(595,106)
Other income (expense)
Interest income on cash and marketable securities held in Trust Account	4,921
Other expense	(22,117)
Loss before provision for income taxes	(612,302)
Provision for income taxes	1,468
Net loss and comprehensive loss	$(613,770)
Weighted-average common shares outstanding, basic and diluted	10,375,485
Net loss per share common share, basic and diluted	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statement of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
Three Months Ended March 31, 2021	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of December 31, 2020 (1)	8,952,000	$895	$24,105	$(34,096)	$(9,096)
Sale of common stock to Founder in private placement at $10 per share	850,000	85	8,499,915	—	8,500,000
Sale of common stock to Underwriters in private placement at $10 per share	249,600	25	2,495,975	—	2,496,000
Issuance of common stock to Insiders for no consideration	18,000	2	(2)	—	—
Sale of common stock in initial public offering, net of offering costs	35,880,000	3,588	338,398,513	—	338,402,101
Fair value of warrants	—	—	(187,908)	—	(187,908)
Shares subject to redemption	(34,358,732)	(3,436)	(343,583,884)	—	(343,587,320)
Net loss	—	—	—	(613,770)	(613,770)
Balance as of March 31, 2021	11,590,868	$1,159	$5,646,714	$(647,866)	$5,000,007

________________________

(1)	The December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Three Months Ended
March 31, 2021
OPERATING ACTIVITIES
Net loss	$(613,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	22,117
Interest earned on cash and marketable securities held in Trust Account	(4,921)
Change in operating assets and liabilities:
Prepaid and other current assets	(812,795)
Accounts payable	26,553
Payable to related parties	20,454
Accrued liabilities	282,745
Other current liabilities	1,468
Net cash used in operating activities	(1,078,149)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(358,800,000)
Net cash used in investing activities	(358,800,000)
FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	351,624,000
Proceeds from sale of Private Placement Units to Founder	8,500,000
Proceeds from sale of Private Placement Units to Underwriters	2,496,000
Repayment of borrowing from a related party	(125,000)
Payment of offering costs	(593,899)
Net cash provided by financing activities	361,901,101
Net increase in cash during period	2,022,952
Cash, beginning of period	150,000
Cash, end of period	$2,172,952
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accrued liabilities	$70,000
Fair value of warrant liability	$187,908
Deferred underwriting fee payable	$12,558,000
Change in value of common stock subject to possible redemption	$5,185,219

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 4, 2020 (date of inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On February 8, 2021, the Company effected a 1.2:1 stock split of its common stock. All common stock share numbers and prices have been retroactively adjusted to reflect the stock split.

On February 8, 2021, the registration statement on Form S-1 (File No. 333-252315), as amended (the “Registration Statement”), relating to the initial public offering (the “IPO”) of GigCapital4, Inc., a Delaware corporation (the “Company”) was declared effective by the U.S. Securities and Exchange Commission, and the Company subsequently filed, on February 8, 2021, a registration statement on Form S-1MEF (File No. 333-252867) pursuant to Rule 462(b) under the Securities Act of 1933, as amended, which was effective immediately upon filing in order to increase the size of the IPO. The Company concurrently entered into an underwriting agreement on February 8, 2021 to conduct the Offering, the closing of which was consummated on February 11, 2021 with the delivery of 35,880,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $358,800,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) of 1,099,600 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Company’s sponsor, GigAcquisitions4, LLC, a Delaware limited liability company (the “Founder”) purchased 850,000 Private Placement Units and Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (collectively, the “Underwriters”) purchased 249,600 Private Placement Units in the aggregate. The Private Placement Units consisted of the securities described in Note 4. The closing of the Private Placement generated gross proceeds of $10,996,000 consisting of $8,500,000 from the sale of the Private Placement Units to the Founder and $2,496,000 from the sale of Private Placement Units to the Underwriters.

Following the closing of the Offering, net proceeds in the amount of $351,624,000 from the sale of the Units and proceeds in the amount of $7,176,000 from the sale of Private Placement Units, for a total of $358,800,000, were placed in a trust account (“Trust Account”), which is described further below.

Transaction costs for the offering amounted to $20,397,899, consisting of $7,176,000 of underwriting fees, $12,558,000 of deferred underwriting fees and $663,899 of offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

The Trust Account

The funds in the Trust Account have been invested only in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 24 months from the closing of the Offering on February 11, 2021; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 24 months from the closing of the Offering on February 11, 2021.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a target business (“Target Business”). As used herein, Target Business must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned at the time the Company signs a definitive agreement in connection with the business combination). There is no assurance that the Company will be able to successfully effect a business combination.

The Company, after signing a definitive agreement for a business combination, will either (i) seek stockholder approval of the business combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the business combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by Nasdaq rules. If the Company seeks stockholder approval, it will complete its business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a business combination. In such case, the Company would not proceed with the redemption of its public shares and the related business combination, and instead may search for an alternate business combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a business combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of March 31, 2021 was $358,801,671, which represents cash and marketable securities of $358,800,000 from the sale of 35,880,000 Units at $10.00 per public share, net of underwriting fees of $7,176,000, the sale of 249,600 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 850,000 Private Placement Units at $10.00 per Private Placement Unit, net of cash reserved for operating needs of the Company, and $1,671 of interest income earned on these holdings.

Additionally, there was $3,250 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet as interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2021.

The Company will have 24 months from February 11, 2021, the closing date of the Offering, to complete its initial business combination. If the Company does not complete a business combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founder, the Underwriters, and Ms. Hayes and Mr. Weightman (the “Insiders” as it relates to Ms. Hayes and Mr. Weightman) have entered into letter agreements with the Company, pursuant to which they have agreed to waive their rights to participate in any redemption with respect to their initial shares; however, if the Founder, the Underwriters, the Insiders or any of the Company’s officers, directors or affiliates acquired shares of common stock after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a business combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's annual report on Form 10-K filed with the SEC on March 31, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to the Insiders representing 18,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since the Company was in a net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

For the Three Months Ended
March 31, 2021
Net loss	$(613,770)
Less: net income attributable to common stock subject to redemption	(2,582)
Net loss attributable to common stockholders	$(616,352)
Weighted-average common shares outstanding, basic and diluted	10,375,485
Net loss per share common share, basic and diluted	$(0.06)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of March 31, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

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

Offering Costs

Offering costs in the amount of $20,397,899 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Stock-based Compensation

Stock-based compensation related to restricted stock awards are based on fair value of common stock on the grant date. The shares underlying the Company’s restricted stock awards are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the condensed statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. OFFERING

On February 11, 2021, the Company completed the closing of the Offering whereby the Company sold 35,880,000 Units, including the issuance of 4,680,000 Units as a result of the underwriters’ exercise in full of their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and one-third (1/3) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of Common Stock at a price of $11.50 per full share. As a result, increments of three Public Warrants must be exercised in order to obtain whole shares of Common Stock upon the exercise of the Public Warrants. The exercise price of the Public Warrants may be adjusted in certain circumstances as discussed in Note 6. Under the terms of the warrant agreement (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the Public Warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

On March 26, 2021, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on April 1, 2021. Any Units not separated will continue to trade on the Nasdaq under the symbol “GIGGU”. Any underlying shares of Common Stock and warrants that are separated will trade on the Nasdaq under the symbols “GIG,” and “GIGGW”, respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 8,952,000 shares of Common Stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.0027927 per share. Subsequent to December 31, 2020, the Company issued 12,000 insider shares to Ms. Hayes, one of its independent directors and chairwoman of both the compensation and nominating and corporate governance committees, and 6,000 insider shares to Mr. Weightman, its Chief Financial Officer, solely in consideration of future services, pursuant to Insider Shares Grant Agreements dated February 8, 2021 between the Company and each of the Insiders (the “Insider Shares”). The Insider Shares are subject to forfeiture if the individual resigns or the services are terminated for cause prior to the completion of the Business Combination. The Founder Shares are identical to the Common Stock included in the Public Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founder and the Underwriters purchased from the Company an aggregate of 850,000 and 249,600 Private Placement Units, respectively, at a price of $10.00 per Unit in a private placement that occurred simultaneously with the completion of the closing of the Offering. Each Private Placement Unit consists of one share of the Company’s Common Stock, and one-third (1/3) of one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6.

No fractional shares will be issued upon exercise of the Private Placement Warrants. If, upon exercise of the Private Placement Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the Private Placement Warrant holder. Each Private Placement Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Private Placement Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Private Placement Warrants during the exercise period, there will be no net cash settlement of these Private Placement Warrants and the Private Placement Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding Private Placement Warrants in whole and not in part at a price of $0.01 per Private Placement Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Private Placement Warrant holders.

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

Registration Rights

The Company’s Founder, the Underwriters and the Insiders will be entitled to registration rights pursuant to a registration rights agreement signed on February 8, 2021. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Administrative Services Agreement and Other Agreements

The Company agreed to pay $25,000 a month for office space, administrative services and secretarial support to an affiliate of the Founder, GigManagement, LLC. Services commenced on February 9, 2021, the date the securities were first listed on the Nasdaq, and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company’s Founder, the Underwriters and the Insiders will be entitled to registration rights pursuant to a registration rights agreement signed on February 8, 2021. These holders will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,680,000 additional Units to cover any over-allotments, at the Offering price less underwriting discounts and commissions, and such option was exercised in full on February 11, 2021, as described in Note3.

The Company paid an underwriting discount of $0.20 per Unit to the Underwriters at the closing of the Offering. The underwriting discount was paid in cash. In addition, the Company has agreed to pay deferred underwriting commissions of $0.35 per Unit, or $12,558,000, including the Underwriters’ over-allotment option which was exercised in full. The deferred underwriting commission will become payable to the Underwriters from the amount held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement, including the performance of services described below. As further described in Note 4, the Underwriters have purchased 249,600 Private Placement Units, of which each Private Placement Unit consists of one share of the Company’s Common Stock, and one-third (1/3) of one Private Placement Warrant, for an aggregate purchase price of $2,496,000.

The Underwriters will use their commercially reasonable efforts to provide the Company with the following services: 1) originating and introducing the Company to potential targets for a Business Combination; 2) arranging institutional investor meetings on the Company’s behalf in connection with obtaining financing for the Business Combination; 3) assisting the Company in meeting its securities exchange listing requirements following the closing of the Offering; and 4) providing capital markets advice and liquidity to the Company following the closing of the Offering. If the Company uses its best efforts (and the Underwriters use commercially reasonable efforts) to obtain financing in private placements or privately negotiated transactions, but notwithstanding such efforts, the Company does not have sufficient cash necessary to consummate the Business Combination and pay the deferred underwriting commission, the Company and the Underwriters will cooperate in good faith to come to a mutually-satisfactory solution with respect to the payment of the deferred underwriting commission so as to ensure that the Company’s obligation to pay the deferred underwriting commission shall not impede the closing of the Business Combination.

Related Party Loan

The Company entered into a promissory note agreement with the Founder under which $125,000 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid on February 11, 2021.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of March 31, 2021, there were 11,590,868 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 34,358,732 shares of Common Stock subject to possible redemption issued and outstanding as of March 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2021, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the

Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Each warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the warrants will expire at the end of such period. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the warrants during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant Agreement. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of Common Stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the warrant holders.

Under the terms of the Warrant Agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of Common Stock issuable upon exercise of the warrants included in the Units and Private Placement Units.

As of March 31, 2021, there were 12,326,533 warrants outstanding.

Stock-based Compensation

Also included in the outstanding shares of Common Stock are 18,000 shares issued in consideration of future services to the Insiders, who are non-employee consultants. These shares are subject to forfeiture if the individuals resign or are terminated for cause prior to the completion of the Business Combination. If an initial Business Combination occurs and these shares have not been previously forfeited, the fair value of the Common Stock on the date the shares vest will be recognized as stock-based compensation in the Company’s condensed statement of operations and comprehensive loss when the completion of the Business Combination becomes probable.

7. FAIR VALUE MEASUREMENTS

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

The Company has determined that the warrants issued as part of the Private Placement Units are subject to treatment as a liability. As the transfer of these warrants to anyone other than the purchasers or their permitted transferees, would result in these warrants having substantially the same terms as the warrants issued in the Offering, the Company has determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the warrants issued as part of the Private Placement Units are classified as Level 3 financial instruments.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$358,801,671

Liabilities:
Warrant liability	3	$210,025

The fair value of the warrants was estimated using the following assumptions:

	As of February 9, 2021	As of March 31, 2021
Stock Price	$9.83	$9.81
Volatility	10.00%	10.00%
Risk free interest rate	0.62%	1.06%
Exercise price	$11.50	$11.50
Time to maturity - years	6.0	5.9

The change in the fair value of the Level 3 warrant liability during the three months ended March 31, 2021 is as follows:

Three Months Ended
March 31, 2021
Fair value - beginning of period	$—
Additions	187,908
Change in fair value	22,117
Fair value - end of period	$210,025

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statement of operations and comprehensive loss for the period presented.

Additionally, there was $3,250 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital4, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Founder” refer to GigAcquisitions4, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founder and Underwriters, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, and one-third (1/3) of one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

•	may significantly dilute the equity interest of investors in this Offering who would not have pre-emption rights in respect of any such issue;
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

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from December 4, 2020 (date of inception) through March 31, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of February 12, 2021 as filed with the SEC on February 18, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $613,770, which consisted of operating expenses of $595,106, a provision for income taxes of $1,468 and other expense from the change in fair value of warrant liability of $22,117, that were partially offset by interest income on marketable securities held in the Trust Account of $4,921.

Liquidity and Capital Resources

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 7,460,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0033512 per share. On February 8, 2021, we effected a 1.2:1 stock split of our common stock, resulting in our Founder holding 8,952,000 Founder Shares.

On February 11, 2021, the Company consummated the Initial Public Offering (“IPO”) of 35,880,000 Public Units, including the issuance of 4,680,000 Public Units as a result of the underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000.

As of March 31, 2021, we held cash and marketable securities in the amount of $358,801,671 (including $1,671 of interest earned) in the trust account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes.

For the quarter ended March 31, 2021, cash used in operating activities was $1,078,149, consisting of a net loss of $613,770, interest earned on marketable securities held in the Trust Account of $4,921, plus an increase in prepaid and other current assets of $812,795, that were partially offset by the increase in liabilities of $331,220, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $329,752, and income taxes payable of $1,468, and an increase in the fair value of the warrant liability of $22,117.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to affect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $2,172,952 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Founder, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $25,000 for office space, administrative services and secretarial support. We began incurring these fees on February 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to the Insiders representing 18,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

For the Three Months Ended
March 31, 2021
Net loss	$(613,770)
Less: net income attributable to common stock subject to redemption	(2,582)
Net loss attributable to common stockholders	$(616,352)
Weighted-average common shares outstanding, basic and diluted	10,375,485
Net loss per share common share, basic and diluted	$(0.06)

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other expense on the condensed statement of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on March 31, 2021 with the following risk factor. Any of these factors disclosed in our Annual Report on Form 10-K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 366,533 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 366,533 private warrants could be redeemed by the Company for $3,665. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Private Placement

The Founder and the underwriters purchased from the Company an aggregate of 850,000 and 249,600 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one-third (1/3) of one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 3 to the financial statements included in this Quarterly Report. Under the terms of the warrant agreement dated February 8, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

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

As of March 31, 2021, we had cash of $2,172,952 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 17, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)