Form 10-Q
period 2021-06-30
GigCapital4, Inc.
filed 2021-08-16
CIK 1836981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, the registrant had 45,949,600 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL4, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL4, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$1,651,632	$150,000
Prepaid expenses	368,436	—
Receivable from related party	1,816	—
Total current assets	2,021,884	150,000
Cash and marketable securities held in Trust Account	358,809,837	—
Deferred offering costs	—	230,653
Interest receivable on cash and marketable securities held in Trust Account	1,278	—
Other long-term assets	194,363	—
TOTAL ASSETS	$361,027,362	$380,653
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$34,593	$34,395
Note payable to related parties	—	125,000
Payable to related parties	43,277	21
Accrued liabilities	1,124,417	230,333
Other current liabilities	3,317	—
Total current liabilities	1,205,604	389,749
Warrant liability	417,870	—
Deferred underwriting fee payable	12,558,000	—
Total liabilities	14,181,474	389,749
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 34,184,588 shares as of June 30, 2021, at a redemption value of $10.00 per share	341,845,880	—
Stockholders’ equity (deficit)
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 11,765,012 and 8,952,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)(2)	1,177	895
Additional paid-in capital	7,388,136	24,105
Accumulated deficit	(2,389,305)	(34,096)
Total stockholders’ equity (deficit)	5,000,008	(9,096)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)	$361,027,362	$380,653

_________________________

(1)	The December 31, 2020 share number excludes the 1,170,000 Founder shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters.
(2)	December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Revenues	$—	$—
General and administrative expenses	1,537,939	2,133,045
Loss from operations	(1,537,939)	(2,133,045)
Other income (expense)
Interest income on cash and marketable securities held in Trust Account	6,194	11,115
Other expense	(207,845)	(229,962)
Loss before provision for income taxes	(1,739,590)	(2,351,892)
Provision for income taxes	1,849	3,317
Net loss and comprehensive loss	$(1,741,439)	$(2,355,209)
Net loss attributable to common stockholders	$(1,744,671)	$(2,361,010)
Weighted-average common shares outstanding, basic and diluted	11,662,811	11,022,704
Net loss per share common share, basic and diluted	$(0.15)	$(0.21)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
Three Months Ended June 30, 2021	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of March 31, 2021	11,590,868	$1,159	$5,646,714	$(647,866)	$5,000,007
Shares subject to redemption	174,144	18	1,741,422	—	1,741,440
Net loss	—	—	—	(1,741,439)	(1,741,439)
Balance as of June 30, 2021	11,765,012	$1,177	$7,388,136	$(2,389,305)	$5,000,008

	Common Stock
Six Months Ended June 30, 2021	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of December 31, 2020 (1)	8,952,000	$895	$24,105	$(34,096)	$(9,096)
Sale of common stock to Founder in private placement at $10 per share	850,000	85	8,499,915	—	8,500,000
Sale of common stock to Underwriters in private placement at $10 per share	249,600	25	2,495,975	—	2,496,000
Issuance of common stock to Insiders for no consideration	18,000	2	(2)	—	—
Sale of common stock in initial public offering, net of offering costs	35,880,000	3,588	338,398,513	—	338,402,101
Fair value of warrants	—	—	(187,908)	—	(187,908)
Shares subject to redemption	(34,184,588)	(3,418)	(341,842,462)	—	(341,845,880)
Net loss	—	—	—	(2,355,209)	(2,355,209)
Balance as of June 30, 2021	11,765,012	$1,177	$7,388,136	$(2,389,305)	$5,000,008

________________________

(1)	The December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Six Months Ended
June 30, 2021
OPERATING ACTIVITIES
Net loss	$(2,355,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	229,962
Interest earned on cash and marketable securities held in Trust Account	(11,115)
Change in operating assets and liabilities:
Prepaid expenses	(368,436)
Receivable from related party	(1,816)
Other long-term assets	(194,363)
Accounts payable	10,518
Payable to related parties	43,256
Accrued liabilities	1,044,417
Other current liabilities	3,317
Net cash used in operating activities	(1,599,469)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(358,800,000)
Net cash used in investing activities	(358,800,000)
FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	351,624,000
Proceeds from sale of Private Placement Units to Founder	8,500,000
Proceeds from sale of Private Placement Units to Underwriters	2,496,000
Repayment of borrowing from a related party	(125,000)
Payment of offering costs	(593,899)
Net cash provided by financing activities	361,901,101
Net increase in cash during period	1,501,632
Cash, beginning of period	150,000
Cash, end of period	$1,651,632
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accrued liabilities	$70,000
Fair value of warrant liability	$187,908
Deferred underwriting fee payable	$12,558,000
Change in value of common stock subject to possible redemption	$3,443,779

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 4, 2020 (date of inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2021 was $358,809,837, which represents cash and marketable securities of $358,800,000 from the sale of 35,880,000 Units at $10.00 per public share, net of underwriting fees of $7,176,000, the sale of 249,600 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 850,000 Private Placement Units at $10.00 per Private Placement Unit, net of cash reserved for operating needs of the Company, and $9,837 of interest income earned on these holdings.

Additionally, there was $1,278 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet as interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2021.

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

Merger Agreement

On June 4, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”), dated as June 4, 2021 (as amended on August 3, 2021), with GigCapital4 Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), BigBear.ai Holdings, LLC, a Delaware limited liability company (“BigBear.ai”), and BBAI Ultimate Holdings, LLC, a Delaware limited liability company (“BBAI Holdings”).

The Mergers

Pursuant to the terms of the Merger Agreement, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (the “Transactions”), a business combination between the Company and BigBear.ai will be effected through the merger of Merger Sub with and into BigBear.ai (the “First Merger”), with BigBear.ai being the surviving company of the First Merger (the “Initial Surviving Corporation”), and immediately following the First Merger and as part of the same overall transaction as the First Merger, the Initial Surviving Company will merge with and into the Company (the “Second Merger” and, together with the First Merger, the “Mergers”), with the Company being the surviving company of the Second Merger (the “Ultimate Surviving Corporation”).

Merger Consideration and Conversion of Securities

At the effective time of the First Merger (the “First Effective Time”), each unit of limited liability company interest of BigBear.ai issued and outstanding immediately prior to the First Effective Time (other than units held in BigBear.ai’s treasury or owned by the Company, Merger Sub or BigBear.ai immediately prior to the First Effective Time) will be cancelled and automatically deemed for all purposes to represent the right to receive, in the aggregate (the “Aggregate Merger Consideration”), (i) in book entry, the Equity Merger Consideration, and (ii) $75,000,000, in each case without interest and otherwise in accordance with the terms of the Merger Agreement (as amended on August 3, 2021). The Equity Merger Consideration means a number of shares of common stock, par value $0.0001 per share, of the Company (“GigCapital4 Common Stock”) equal to the result of dividing (i) the difference of (A) $1,312,100,000, minus (B) $75,000,000, by (ii) 10.00. BBAI Holdings, as the sole member of BigBear.ai, shall be paid the Aggregate Merger Consideration.

At the effective time of the Second Merger (the “Second Effective Time”), each unit of limited liability company interest of the Initial Surviving Company issued and outstanding immediately prior to the Second Effective Time shall be cancelled and shall cease to exist without any conversion thereof or payment therefor, and the capital stock of the Company outstanding immediately prior to the Second Effective Time shall remain outstanding as the capital stock of the Ultimate Surviving Corporation, which, collectively with the Company’s 6.00% convertible senior notes due 2026 (the “Notes”) to be issued at the Second Effective Time (as further described below) and the warrants entitling the holders to purchase one share of GigCapital4 Common Stock per warrant (“GigCapital4 Warrants”), shall constitute one hundred percent (100%) of the outstanding equity securities (and securities convertible into equity securities) of the Ultimate Surviving Corporation immediately after the Second Effective Time.

The Closing

The Closing will occur as promptly as practicable, but in no event later than three business days, after the satisfaction or, if permissible, waiver of the conditions set forth in the Merger Agreement.

Representations, Warranties and Covenants

The Merger Agreement contains customary representations and warranties of the parties, which shall not survive the Closing.

The Merger Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Transactions and efforts to satisfy the conditions to consummation of the Mergers. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and BigBear.ai to use their commercially reasonable efforts to obtain to obtain all governmental and regulatory consents and approvals required in order to consummate the Transactions.

Incentive Plan

Prior to the Closing Date, the Company will adopt, subject to the approval of the stockholders of the Company, (i) an equity incentive award plan for the Ultimate Surviving Corporation that (A) reserves an amount of GigCapital4 Common Stock for grant thereunder equal to ten percent (10%) of the fully diluted equity of the Ultimate Surviving Corporation (rounded up the nearest whole share), and (B) includes an “evergreen” provision pursuant to which such award pool will automatically increase on the first day of each fiscal year beginning with the 2022 fiscal year in an amount equal to five percent (5%) of the shares of GigCapital4 Common Stock issued and outstanding on the last day of the immediately preceding fiscal year or such lesser amount as determined by the board of directors of the Ultimate Surviving Corporation, and (ii) an employee stock purchase plan, the proposed form and terms of which shall be prepared and delivered by the Company to BigBear.ai and shall be mutually agreed by the Company and BigBear.ai prior to the Closing Date.

BigBear.ai and BBAI Holdings Exclusivity Restrictions

Pursuant to the terms of the Merger Agreement, from the date of the Merger Agreement to the Closing or, if earlier, the termination of the Merger Agreement in accordance with its terms, each of BigBear.ai and BBAI Holdings have agreed, among other things, not to, whether directly or indirectly, take, nor shall it permit any of its respective Affiliates or Representatives to take, whether directly or indirectly, any action to solicit, initiate or engage in discussions or negotiations with, or enter into any agreement with, or encourage, or provide information to, any Person (other than the Company or any of its Affiliates or Representatives) concerning an Acquisition Transaction.

GigCapital4 Exclusivity Restrictions

Pursuant to the terms of the Merger Agreement, from the date of the Merger Agreement to the Effective Time or, if earlier, the termination of the Merger Agreement in accordance with its terms, the Company has agreed among other things, not to take, whether directly or indirectly, any action to solicit, initiate, continue or engage in discussions or negotiations with, or enter into any agreement with, or encourage, respond, provide information to or commence due diligence with respect to, any person (other than BigBear.ai, its members or any of their Affiliates or Representatives), concerning, relating to or which is intended or is reasonably likely to give rise to or result in, any offer, inquiry, proposal or indication of interest, written or oral relating to any Business Combination proposal.

Conditions to Closing

Under the terms of the Merger Agreement, the obligations of the parties to consummate the Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of the following conditions: (i) the approval of the Company (the “Acquiror”) stockholder matters shall have been duly obtained in accordance with the Delaware general corporation law, the Acquiror organizational documents and the rules and regulations of Nasdaq; (ii) all required filings under the Hart-Scott-Rodino Antitrust Improvements Act of 1979, as amended (the “HSR Act”), shall have been completed and any applicable waiting period (and any extension thereof) applicable to the consummation of the Business Combination under the HSR Act shall have expired or been terminated, and any pre-Closing approvals or clearances reasonably required thereunder shall have been obtained; (iii) there shall not be in force any Law enjoining or prohibiting the consummation of the Transactions or having the effect of making the Transactions illegal; (iv) the shares of GigCapital4 Common Stock issued in connection with the equity merger consideration shall have been listed on Nasdaq as of the Closing Date; (v) upon the Closing, and after giving effect to the Acquiror stockholder redemption, the Company shall have net tangible assets of at least $5,000,001 (excluding assets of BigBear.ai); and (vi) upon the Closing, after giving effect to the Acquiror stockholder redemption the Company shall have cash and cash equivalents in the Trust Account, from the Note Financing (as defined below) and from any private placement of GigCapital4 Common Stock occurring after the date of the Merger Agreement and prior to the Closing of an aggregate amount not less than $350,000,000, prior to payment of any other liabilities of the Company outstanding as of the Closing.

Termination

The Merger Agreement allows the parties to terminate the agreement if certain conditions described in the Merger Agreement are satisfied. Additionally, under the Business Combination Agreement, either the Company or BigBear.ai may terminate the Merger Agreement if the Closing has not occurred on or before February 3, 2022 (the “Termination Date”); provided that, if any action for specific performance or other equitable relief by BBAI Holdings or BigBear.ai with respect to the Merger Agreement or any other Transaction Agreement or otherwise with respect to the Transactions is commenced or pending on or before the Termination Date, then the Termination Date shall be automatically extended without any further action by any party until the date that is thirty (30) days following the date on which a final, non-appealable Governmental Order has been entered with respect to such Action and the Termination Date shall be deemed to be such later date for all purposes of the Merger Agreement.

Name Change

Upon the Closing, the Ultimate Surviving Corporation will be named BigBear.ai Holdings, Inc.

Sponsor Agreement

Contemporaneously with the execution of the Merger Agreement, the Company, GigAquisitions4, LLC (the “Sponsor”), Oppenheimer & Co. Inc. and Nomura Securities International, Inc. entered into the Sponsor Agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has confirmed, among other things, (i) the termination of that certain Administrative Services Agreement, dated as of February 1, 2021 (the “Administrative Services Agreement”), between the Company and Sponsor’s affiliate GigManagement, LLC (the “Management Company”) upon the consummation of the Transactions and the payment on the Closing Date of all amounts then owed to the Management Company by the Company pursuant to the Administrative Services Agreement, and that, thereupon, neither the Management Company nor any other affiliate of Sponsor shall continue to be entitled to receive payments pursuant to the Administrative Services Agreement following the consummation of the Transactions; (ii) that the promissory note referred to in paragraph 4(b) of the Insider Letter (as defined in the Sponsor Agreement) was repaid in full and extinguished upon the consummation of the Company’s IPO, and the Company has no further obligation or other liabilities thereunder; (iii) that upon payment to Sponsor on the Closing Date of any amounts owed to Sponsor by the Company for Sponsor Expenses (as defined in the Sponsor Agreement), the Company shall owe no further Sponsor Expenses to Sponsor following the consummation of the Transactions; (iv) that no portion of the Sponsor Expenses or any other loan made by Sponsor or any of its affiliates to the Company will be converted into equity securities of the Ultimate Surviving Corporation; (v) that the Underwriters (as defined in the Sponsor Agreement) exercised the Over-Allotment Option (as defined in the Sponsor Agreement) in full, and as such, there was no forfeiture by Sponsor of any of its Founder Shares (as defined in the Sponsor Agreement); and furthermore, Sponsor acknowledges that the size of the Company’s IPO was increased and, that as a result, the Company effected a stock dividend immediately prior to the consummation of its initial public offering in such amounts as to maintain the ownership of the stockholders of the Company prior to its initial public offering at 20.0% of the Company’s total issued and outstanding shares of the GigCapital4 Common Stock; and (vi) to waive any and all rights under Section 5 of the Insider Letter and acknowledges and agrees that Sponsor has no further rights under or pursuant to Section 5 of the Insider Letter, including any such right to purchase, receive or sell shares of the Company Common Stock or effect or receive a stock dividend or share contribution back to capital.

Voting and Support Agreement

Contemporaneously with the execution of the Merger Agreement, BBAI Holdings, BigBear.ai, Sponsor, Dorothy Hayes and Brad Weightman (each of Sponsor, Dorothy Hayes and Brad Weightman is referred to as a “Holder”) entered into the Voting and Support Agreement (the “Voting and Support Agreement”), pursuant to which each Holder agreed, among other things, to vote all of its respective shares of GigCapital4 Common Stock, including any shares of GigCapital4 Common Stock issued upon the exercise of any GigCapital4 Warrants, (i) in favor of the adoption of the Merger Agreement and the approval of the Transactions (including the Mergers), (ii) in favor of the issuance of the Notes in connection with the First Merger and the Note Financing pursuant to the Subscription Agreements (including as required under Nasdaq), (iii) in favor of the amendment and restatement of the Certificate of Incorporation in the form of the Acquiror Charter attached as Exhibit A to the Merger Agreement, (iv) in favor of the approval of the adoption of the Management Equity Plans, (v) in favor of any other proposals the parties to the Merger Agreement agree are necessary or desirable to consummate the Transactions, (vi) against any action, proposal, transaction or agreement that would reasonably be expected to result in a breach of any representation, warranty, covenant, obligation or agreement of the Issuer contained in the Merger Agreement, (vii) in favor of the other Acquiror Stockholder Matters, (viii) for any proposal to adjourn or postpone the applicable Special Meeting to a later date if (and only if) there are not sufficient votes for approval of the Merger Agreement and the other Acquiror Stockholder Matters on the dates on which such meetings are held, and (ix) except as set forth in the proxy statement of Acquiror in connection with the Transactions, against the following actions or proposals: (A) any Business Combination Proposal or any proposal in opposition to approval of the Merger Agreement or in competition with or inconsistent with the Merger Agreement; and (B) (1) any change in the present capitalization of the Company or any amendment of the Certificate of Incorporation, except to the extent expressly contemplated by the Merger Agreement, (2) any liquidation, dissolution or other change in the Company’s corporate structure or business, (3) any action, proposal, transaction or agreement that would result in a breach in any material respect of any covenant, representation or warranty or other obligation or agreement of Holder under this Agreement or (4) any other action or proposal involving the Issuer or any of its subsidiaries that is intended, or would reasonably be expected, to prevent, impede, interfere with, delay, postpone or adversely affect the Transactions.

Investor Rights Agreement

Contemporaneously with the execution of the Merger Agreement, the Company, Sponsor, BBAI Holdings, Oppenheimer & Co. Inc., Nomura Securities International, Inc. and the Other Holders (as defined in the Investor Rights Agreement) entered into the Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreements, BBAI Holdings and certain of its affiliates, (together, the “Partners”) have the right to nominate seven directors to Big Bear.ai Holdings, Inc.’s board of directors (the “Board”), at least four of whom will be independent directors, and the Sponsor has the right to nominate three directors to the Board, one of whom will be an independent director. Jointly, the Partners and Sponsor will nominate one director, by mutual agreement, who will be an independent director. Such rights to designate the directors is subject to certain beneficial ownership percentages as specified in the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, certain parties will be entitled to certain registrations rights, including among other things, customary demand, shelf and piggy back rights, subject to customary cut back provisions. Pursuant to the Investor Rights Agreement, certain parties will agree not to sell, transfer, pledge or otherwise dispose of any shares of GigCapital4 Common Stock or GigCapital4 Warrants they received in connection with the Transactions or otherwise beneficially owned as of the Closing Date for certain time periods specified therein.

Subscription Agreements and Indenture

Contemporaneously with the execution of the Merger Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”), each dated June 4, 2021, with certain institutional investors (the “Note Investors”), pursuant to which the Note Investors, upon the terms and subject to the conditions set forth in the respective Subscription Agreements, shall purchase from the Company, and the Company shall issue to the Note Investors, subject to the terms and conditions of an Indenture to be entered into in connection with the Closing between BigBear.ai Holdings, Inc. (formerly GigCapital4, Inc.) and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in substantially the form attached to the Subscription Agreement (the “Indenture”), $200,000,000 of unsecured convertible notes (the “Notes”) which shall bear interest at a rate of 6.0% per annum, payable semi-annually, and be convertible into shares of common stock at an initial conversion price of $11.50 (subject to adjustment) in accordance with the terms thereof, and shall mature five years after their issuance. The Notes are not redeemable by the Company.

In the event that a holder of the Notes elects to convert the Notes (a) prior to the third anniversary of the initial issuance of the Notes, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after the third anniversary of the initial issuance of the Notes but prior to the fourth anniversary of the initial issuance of the Notes, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, the fourth anniversary of the initial issuance of the Notes. In certain circumstances, the Company may force conversion of the Notes after the first anniversary of the initial issuance of the Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Common Stock exceeds 130% of the conversion price for 20 trading days (whether or not consecutive) during the 30 trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3,000,000 for the first two years after the initial issuance of the Notes and $2,000,000 thereafter.

If a Fundamental Change (as defined in the Indenture) occurs prior to the maturity date, holders of the Notes will have the right to require the Company to repurchase all or any portion of their Notes in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

Following certain corporate events that occur prior to the maturity date or if the Company exercises its mandatory conversion right in connection with such corporate events, the Company will in certain circumstances increase the conversion rate for a holder who elects to convert its Notes in connection with such corporate events or has been forced to convert its Notes in connection with such corporate events, as the case may be.

The Notes will be offered only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes and any common stock of the Company issuable upon conversion have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements.

The Company shall be obligated to register the Notes and the shares issuable upon conversion of the Notes. The obligations of the Note Investors to consummate the subscriptions provided for in the Subscription Agreements are conditioned upon, among other things, (i) there shall have been no amendment, waiver or modification to the Merger Agreement that materially and adversely affects the Company or the Note Investor’s investment in the Company, other than amendments, waivers or modifications pursuant to the terms of the Merger Agreement, (ii) the Company shall not have entered into any Other Subscription Agreement (as defined in the Subscription Agreement), including through amendment, waiver or modification of the terms of an any Other Subscription Agreement, with a lower purchase price per $1,000 principal amount of the Notes or other terms (economic or otherwise) substantially more favorable to such other subscriber or investor than as set forth in the Subscription Agreement unless the Note Investor has been offered substantially the same terms or benefits; and (iii) there has not occurred any Company Material Adverse Effect (as defined in the Merger Agreement) or Company Material Adverse Effect (as defined in the Subscription Agreement).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to the Insiders representing 18,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Net loss	$(1,741,439)	$(2,355,209)
Less: net income attributable to common stock subject to redemption	(3,232)	(5,801)
Net loss attributable to common stockholders	$(1,744,671)	$(2,361,010)
Weighted-average common shares outstanding, basic and diluted	11,662,811	11,022,704
Net loss per share common share, basic and diluted	$(0.15)	$(0.21)

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

3. OFFERING

On February 11, 2021, the Company consummated the Offering whereby the Company sold 35,880,000 Units, including the issuance of 4,680,000 Units as a result of the Underwriters’ exercise in full of their over-allotment option, at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value (“Common Stock”), and one-third (1/3) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of Common Stock at a price of $11.50 per full share. As a result, increments of three Public Warrants must be exercised in order to obtain whole shares of Common Stock upon the exercise of the Public Warrants. The exercise price of the Public Warrants may be adjusted in certain circumstances as discussed in Note 6. Under the terms of the warrant agreement (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s Business Combination.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,680,000 additional Units to cover any over-allotments, at the Offering price less underwriting discounts and commissions, and such option was exercised in full on February 11, 2021, as described in Note 3.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of June 30, 2021, there were 11,765,012 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 34,184,588 shares of Common Stock subject to possible redemption issued and outstanding as of June 30, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2021, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2021, there were 12,326,513 warrants outstanding.

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

The Company has determined that the warrants issued as part of the Private Placement Units are subject to treatment as a liability, as the transfer of these warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the warrants issued in the Offering. The warrants issued in the Offering did not start trading separately until April 1, 2021, so the Company initially determined the fair value of each warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the warrants issued as part of the Private Placement Units were initially classified as Level 3 financial instruments. After the warrants started trading separately, the Company has determined that the fair value of each warrant issued as part of the Private Placement Units approximates the fair value of a warrant issued in the Offering. Accordingly, the warrants are valued upon observable data and have been reclassified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$358,809,837

Liabilities:
Warrant liability	2	$417,870

The fair value of the warrants was estimated using the following assumptions:

Upon Issuance
Stock Price	$9.83
Volatility	10.00%
Risk free interest rate	0.62%
Exercise price	$11.50
Time to maturity - years	6.0

The change in the fair value of the Level 3 warrant liability during the three and six months ended June 30, 2021 is as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Fair value - beginning of period	$210,025	$—
Additions	—	187,908
Change in fair value	207,845	229,962
Transfers out of level 3	(417,870)	(417,870)
Fair value - end of period	$—	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statement of operations and comprehensive loss for the period presented.

Additionally, there was $1,278 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in the Trust Account as of June 30, 2021.

8. SUBSEQUENT EVENTS

On August 6, 2021, the Merger Agreement was amended to correct a scrivener’s error in the definition of “Company Equity Value”, namely, that such term referenced the pro forma enterprise value of the Company as opposed to the true equity value as agreed upon by and among the parties.  The amount of the Company Equity Value as defined in the Merger agreement was corrected to $1,312,100,000 from the previously stated amount of $1,565,000,000.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

•	may significantly dilute the equity interest of investors in the Offering who would not have pre-emption rights in respect of any such issue;
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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from December 4, 2020 (date of inception) through June 30, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of February 12, 2021 as filed with the SEC on February 18, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,741,439, which consisted of operating expenses of $1,537,939, a provision for income taxes of $1,849 and other expense from the change in fair value of warrant liability of $207,845, that were partially offset by interest income on marketable securities held in the Trust Account of $6,194.

For the six months ended June 30, 2021, we had a net loss of $2,355,209, which consisted of operating expenses of $2,133,045, a provision for income taxes of $3,317 and other expense from the change in fair value of warrant liability of $229,962, that were partially offset by interest income on marketable securities held in the Trust Account of $11,115.

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

As of June 30, 2021, we held cash and marketable securities in the amount of $358,809,837 (including $9,837 of interest earned) in the trust account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes.

For the six months ended June 30, 2021, cash used in operating activities was $1,599,469, consisting of a net loss of $2,355,209, interest earned on marketable securities held in the Trust Account of $11,115, plus an increase in prepaid expenses of $368,436 and other long-term assets of $194,363, that were partially offset by the increase in liabilities of $1,101,508, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $1,098,191, income taxes payable of $3,317, and an increase in the fair value of the warrant liability of $229,962.

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

As of June 30, 2021, we had cash of $1,651,632 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $25,000 for office space, administrative services and secretarial support. We began incurring these fees on February 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2021 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to the Insiders representing 18,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since we were in net loss position during the period after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Net loss	$(1,741,439)	$(2,355,209)
Less: net income attributable to common stock subject to redemption	(3,232)	(5,801)
Net loss attributable to common stockholders	$(1,744,671)	$(2,361,010)
Weighted-average common shares outstanding, basic and diluted	11,662,811	11,022,704
Net loss per share common share, basic and diluted	$(0.15)	$(0.21)

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We had 366,533 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 366,533 private warrants could be redeemed by the Company for $3,665. Under U.S. GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined to approximate the fair value of the warrants included in the units sold in the Company’s initial public offering, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

As of June 30, 2021, we had cash of $1,651,632 held outside the Trust Account for working capital purposes.

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

Company Name

Date: August 16, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)