Form 10-Q
period 2021-09-30
GigCapital4, Inc.
filed 2021-11-15
CIK 1836981

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 45,949,600 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL4, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL4, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$982,249	$150,000
Prepaid expenses	347,674	—
Receivable from related party	1,242	—
Total current assets	1,331,165	150,000
Cash and marketable securities held in Trust Account	358,817,210	—
Deferred offering costs	—	230,653
Interest receivable on cash and marketable securities held in Trust Account	2,950	—
Other long-term assets	114,487	—
TOTAL ASSETS	$360,265,812	$380,653
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$26,471	$34,395
Note payable to related parties	—	125,000
Payable to related parties	57,390	21
Accrued liabilities	2,312,049	230,333
Other current liabilities	6,016	—
Total current liabilities	2,401,926	389,749
Warrant liability	384,881	—
Deferred underwriting fee payable	12,558,000	—
Total liabilities	15,344,807	389,749
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 35,880,000 shares as of September 30, 2021, at a redemption value of $10.00 per share	358,814,144	—
Stockholders’ deficit
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 10,069,600 and 8,952,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)(2)	1,007	895
Additional paid-in capital	—	24,105
Accumulated deficit	(13,894,146)	(34,096)
Total stockholders’ deficit	(13,893,139)	(9,096)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$360,265,812	$380,653

_________________________

(1)	The December 31, 2020 share number excludes the 1,170,000 Founder shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriters.
(2)	December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Revenues	$—	$—
General and administrative expenses	1,964,218	4,097,263
Loss from operations	(1,964,218)	(4,097,263)
Other income (expense)
Interest income on cash and marketable securities held in Trust Account	9,045	20,160
Other income (expense)	32,989	(196,973)
Loss before provision for income taxes	(1,922,184)	(4,274,076)
Provision for income taxes	2,699	6,016
Net loss and comprehensive loss	$(1,924,883)	$(4,280,092)
Net income attributable to common stock subject to possible redemption	$6,346	$14,144
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	35,880,000	30,491,429
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00
Net loss attributable to non-redeemable common stock	$(1,931,229)	$(4,294,236)
Weighted-average non-redeemable common shares outstanding, basic and diluted	10,051,600	9,886,459
Net loss per share, non-redeemable common stock, basic and diluted	$(0.19)	$(0.43)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
Three Months Ended September 30, 2021	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of June 30, 2021	11,765,012	$1,177	$7,388,136	$(2,389,305)	$5,000,008
Shares subject to redemption	(1,695,412)	(170)	(16,968,094)	—	(16,968,264)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	9,579,958	(9,579,958)	—
Net loss	—	—	—	(1,924,883)	(1,924,883)
Balance as of September 30, 2021	10,069,600	$1,007	$—	$(13,894,146)	$(13,893,139)

	Common Stock
Nine Months Ended September 30, 2021	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2020 (1)	8,952,000	$895	$24,105	$(34,096)	$(9,096)
Sale of common stock to Founder in private placement at $10 per share	850,000	85	8,499,915	—	8,500,000
Sale of common stock to Underwriters in private placement at $10 per share	249,600	25	2,495,975	—	2,496,000
Issuance of common stock to Insiders for no consideration	18,000	2	(2)	—	—
Sale of common stock in initial public offering, net of offering costs	35,880,000	3,588	338,398,513	—	338,402,101
Fair value of warrants	—	—	(187,908)	—	(187,908)
Shares subject to redemption	(35,880,000)	(3,588)	(358,810,556)	—	(358,814,144)
Reclass of negative additional paid-in capital to accumulated deficit	—	—	9,579,958	(9,579,958)	—
Net loss	—	—	—	(4,280,092)	(4,280,092)
Balance as of September 30, 2021	10,069,600	$1,007	$—	$(13,894,146)	$(13,893,139)

________________________

(1)	The December 31, 2020 share amounts have been retroactively adjusted to reflect the 1.2:1 stock split effected on February 8, 2021 (see Note 1).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL4, INC.

Condensed Statement of Cash Flows

(Unaudited)

For the Nine Months Ended
September 30, 2021
OPERATING ACTIVITIES
Net loss	$(4,280,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	196,973
Interest earned on cash and marketable securities held in Trust Account	(20,160)
Change in operating assets and liabilities:
Prepaid expenses	(347,674)
Receivable from related party	(1,242)
Other long-term assets	(114,487)
Accounts payable	2,396
Payable to related parties	57,369
Accrued liabilities	2,232,049
Other current liabilities	6,016
Net cash used in operating activities	(2,268,852)
INVESTING ACTIVITIES
Investment of cash in Trust Account	(358,800,000)
Net cash used in investing activities	(358,800,000)
FINANCING ACTIVITIES
Proceeds from sale of Units, net of underwriting discounts paid	351,624,000
Proceeds from sale of Private Placement Units to Founder	8,500,000
Proceeds from sale of Private Placement Units to Underwriters	2,496,000
Repayment of borrowing from a related party	(125,000)
Payment of offering costs	(593,899)
Net cash provided by financing activities	361,901,101
Net increase in cash during period	832,249
Cash, beginning of period	150,000
Cash, end of period	$982,249
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accrued liabilities	$70,000
Fair value of warrant liability	$187,908
Deferred underwriting fee payable	$12,558,000
Change in value of common stock subject to possible redemption	$20,412,043

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 4, 2020 (date of inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

On February 8, 2021, the Company effected a 1.2:1 stock split of its common stock. All common stock share numbers and prices have been retroactively adjusted to reflect the stock split.

On February 8, 2021, the registration statement on Form S-1 (File No. 333-252315), as amended (the “Registration Statement”), relating to the Offering of the Company was declared effective by the U.S. Securities and Exchange Commission (“SEC”), and the Company subsequently filed, on February 8, 2021, a registration statement on Form S-1MEF (File No. 333-252867) pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing in order to increase the size of the IPO. The Company concurrently entered into an underwriting agreement on February 8, 2021 to conduct the Offering, the closing of which was consummated on February 11, 2021 with the delivery of 35,880,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $358,800,000.

Simultaneously with the closing of the Offering, the Company consummated the closing of a private placement sale (the “Private Placement”) of 1,099,600 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit. The Company’s sponsor, GigAcquisitions4, LLC, a Delaware limited liability company (the “Founder” or the “Sponsor”) purchased 850,000 Private Placement Units and Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (collectively, the “Underwriters”) purchased 249,600 Private Placement Units in the aggregate. The Private Placement Units consisted of the securities described in Note 4. The closing of the Private Placement generated gross proceeds of $10,996,000 consisting of $8,500,000 from the sale of the Private Placement Units to the Founder and $2,496,000 from the sale of Private Placement Units to the Underwriters.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of September 30, 2021 was $358,817,210, which represents cash and marketable securities of $358,800,000 from the sale of 35,880,000 Units at $10.00 per Unit, net of underwriting fees of $7,176,000, the sale of 249,600 Private Placement Units to the Underwriters at $10.00 per Private Placement Unit, the sale of 850,000 Private Placement Units at $10.00 per Private Placement Unit to the Founder, net of cash reserved for operating needs of the Company, and $17,210 of interest income earned on these holdings.

Additionally, there was $2,950 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet as interest receivable on cash and marketable securities held in Trust Account as of September 30, 2021.

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

Merger Agreement

On June 4, 2021, the Company announced that it executed an Agreement and Plan of Merger (the “Merger Agreement”), dated June 4, 2021 (as amended on August 3, 2021), with GigCapital4 Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), BigBear.ai Holdings, LLC, a Delaware limited liability company (“BigBear.ai”), and BBAI Ultimate Holdings, LLC, a Delaware limited liability company (“BBAI Holdings”).

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

The Merger Agreement includes customary covenants of the parties with respect to the operation of their respective businesses prior to the consummation of the Transactions and efforts to satisfy the conditions to consummation of the Mergers. The Merger Agreement also contains additional covenants of the parties, including, among others, covenants providing for the Company and BigBear.ai to use their commercially reasonable efforts to obtain all governmental and regulatory consents and approvals required in order to consummate the Transactions.

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

Name Change

Upon the Closing, the Ultimate Surviving Corporation will be named BigBear.ai Holdings, Inc.

Sponsor Agreement

Contemporaneously with the execution of the Merger Agreement, the Company, the Sponsor, and the Underwriters entered into the Sponsor Agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has confirmed, among other things, (i) the termination of that certain Administrative Services Agreement, dated as of February 1, 2021 (the “Administrative Services Agreement”), between the Company and Sponsor’s affiliate GigManagement, LLC (the “Management Company”) upon the consummation of the Transactions and the payment on the Closing date of all amounts then owed to the Management Company by the Company pursuant to the Administrative Services Agreement, and that, thereupon, neither the Management Company nor any other affiliate of Sponsor shall continue to be entitled to receive payments pursuant to the Administrative Services Agreement following the consummation of the Transactions; (ii) that the promissory note referred to in paragraph 4(b) of the Insider Letter (as defined in the

Sponsor Agreement) was repaid in full and extinguished upon the consummation of the Company’s Offering, and the Company has no further obligation or other liabilities thereunder; (iii) that upon payment to Sponsor on the Closing date of any amounts owed to Sponsor by the Company for Sponsor Expenses (as defined in the Sponsor Agreement), the Company shall owe no further Sponsor Expenses to Sponsor following the consummation of the Transactions; (iv) that no portion of the Sponsor Expenses or any other loan made by Sponsor or any of its affiliates to the Company will be converted into equity securities of the Ultimate Surviving Corporation; (v) that the Underwriters (as defined in the Sponsor Agreement) exercised the Over-Allotment Option (as defined in the Sponsor Agreement) in full, and as such, there was no forfeiture by Sponsor of any of its Founder Shares (as defined in the Sponsor Agreement); and furthermore, Sponsor acknowledges that the size of the Company’s Offering was increased and, that as a result, the Company effected a stock dividend immediately prior to the consummation of its Offering in such amounts as to maintain the ownership of the stockholders of the Company prior to its initial public offering at 20.0% of the Company’s total issued and outstanding shares of the GigCapital4 Common Stock; and (vi) to waive any and all rights under Section 5 of the Insider Letter and acknowledges and agrees that Sponsor has no further rights under or pursuant to Section 5 of the Insider Letter, including any such right to purchase, receive or sell shares of the Company Common Stock or effect or receive a stock dividend or share contribution back to capital.

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

Investor Rights Agreement

Contemporaneously with the execution of the Merger Agreement, the Company, Sponsor, BBAI Holdings, the Underwriters and the Other Holders (as defined in the Investor Rights Agreement) entered into the Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreements, BBAI Holdings and certain of its affiliates, (together, the “Partners”) have the right to nominate seven directors to Big Bear.ai Holdings, Inc.’s board of directors (the “Board”), at least four of whom will be independent directors, and the Sponsor has the right to nominate three directors to the Board, one of whom will be an independent director. Jointly, the Partners and Sponsor will nominate one director, by mutual agreement, who will be an independent director. Such rights to designate the directors is subject to certain beneficial ownership percentages as specified in the Investor Rights Agreement. Pursuant to the Investor Rights Agreement, certain parties will be entitled to certain registrations rights, including among other things, customary demand, shelf and piggy back rights, subject to customary cut back provisions. Pursuant to the Investor Rights Agreement, certain parties will agree not to sell, transfer, pledge or otherwise dispose of any shares of GigCapital4 Common Stock or GigCapital4 Warrants they received in connection with the Transactions or otherwise beneficially owned as of the Closing date for certain time periods specified therein.

Subscription Agreements and Indenture

Contemporaneously with the execution of the Merger Agreement, the Company entered into convertible note subscription agreements (the “Subscription Agreements”), each dated June 4, 2021, with certain institutional investors (the “Note Investors”), pursuant to which the Note Investors, upon the terms and subject to the conditions set forth in the respective Subscription Agreements, shall purchase from the Company, and the Company shall issue to the Note Investors, subject to the terms and conditions of an Indenture to be entered into in connection with the Closing between BigBear.ai Holdings, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in substantially the form attached to the Subscription Agreement (the “Indenture”), $200,000,000 of unsecured convertible notes which shall bear interest at a rate of 6.0% per annum, payable semi-annually, and be convertible into shares of common stock at an initial conversion price of $11.50 (subject to adjustment) in accordance with the terms thereof, and shall mature five years after their issuance. The Notes are not redeemable by the Company.

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

The Notes will be offered only to persons reasonably believed to be qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Notes and any common stock of the Company issuable upon conversion have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States without registration or an applicable exemption from registration requirements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K filed with the SEC on March 31, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for the three- and nine-month periods ended September 30, 2021, the Company concluded it should revise its condensed financial statements to classify all its public shares to common stock subject to possible redemption in temporary equity. In accordance with the SEC and its guidance on redeemable equity instruments, Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its public shares in permanent equity, or total stockholders’ deficit. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem shares of common stock issued in the Offering in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside permanent equity. As a result, the Company revised its previously filed condensed financial statements to classify all of the shares of common stock issued in the Offering as temporary equity. The change in the carrying value of the common stock subject to possible redemption resulted in a decrease of approximately $17.0 million in additional paid-in capital, as well as a reclassification of 1,695,412 shares of common stock subject to possible redemption from permanent equity to temporary equity.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $15.2 million and $17.0 million, respectively, from total stockholders’ deficit (permanent equity) to common stock subject to possible redemption (temporary equity). There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the common stock subject to possible redemption, the Company has revised its net loss per share calculation for the change in the number of shares of common stock subject to possible redemption. Net loss per share, non-redeemable common stock remained $0.06 per share for the three months ended March 31, 2021, and increased $0.02 and $0.03 for the three and six months ended June 30, 2021, respectively.

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

Net Loss Per Share of Common Stock

The Company’s condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$6,346	$14,144
Net income attributable to common stock subject to possible redemption	$6,346	$14,144
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	35,880,000	30,491,429
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,924,883)	$(4,280,092)
Less: net income attributable to common stock subject to redemption	(6,346)	(14,144)
Net loss attributable to non-redeemable common stock	$(1,931,229)	$(4,294,236)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	10,051,600	9,886,459
Net loss per share, non-redeemable common stock, basic and diluted	$(0.19)	$(0.43)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2021, the assets held in the Trust Account consisted of money market funds investing in U.S. Treasury Bills and cash.

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

Offering Costs

Offering costs in the amount of $20,397,899 consist of legal, accounting, underwriting fees and other costs incurred through the Offering date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 23, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

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

On February 1, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 6,000 insider shares. Mr. Weightman is initially receiving $10,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since February 1, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of Common Stock. As of September 30, 2021, there were 10,069,600 shares of Common Stock issued and outstanding and not subject to possible redemption. There were 35,880,000 shares of Common Stock subject to possible redemption issued and outstanding as of September 30, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2021, there were no shares of preferred stock issued and outstanding.

Warrants (Public Warrants and Private Placement Warrants)

Warrants will be exercisable for $11.50 per share, and the exercise price and number of warrant shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board of Directors, and in the case of any such issuance to the Company’s Founder or its affiliates, without taking into account any Founder Shares held by it prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 65% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

As of September 30, 2021, there were 12,326,478 warrants outstanding.

Stock-based Compensation

Also included in the outstanding shares of Common Stock are 18,000 shares issued in consideration of future services to the Insiders, who are non-employee consultants. These shares are subject to forfeiture if the individuals resign or are terminated for cause prior to the completion of the Business Combination. If an initial Business Combination occurs and these shares have not been previously forfeited, the fair value of the Common Stock on the date the shares vest will be recognized as stock-based compensation in the Company’s condensed statements of operations and comprehensive loss when the completion of the Business Combination becomes probable.

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

The Company has determined that the Private Placement Warrants are subject to treatment as a liability as the transfer of these warrants to anyone other than the purchasers or their permitted transferees would result in these warrants having substantially the same terms as the Public Warrants. The Public Warrants did not start trading separately until April 1, 2021, so the Company initially determined the fair value of each Private Placement Warrant using a Black-Scholes option-pricing model, which requires the use of significant unobservable market values. Accordingly, the Private Placement Warrants were initially classified as Level 3 financial instruments. After the Public Warrants started trading separately, the Company determined that the fair value of each Private

Placement Warrant approximates the fair value of a Public Warrant. Accordingly, the Private Placement Warrants are valued upon observable data and have been reclassified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$358,817,210

Liabilities:
Warrant liability	2	$384,881

The fair value of the warrants was estimated using the following assumptions:

Upon Issuance
Stock Price	$9.83
Volatility	10.00%
Risk free interest rate	0.62%
Exercise price	$11.50
Time to maturity - years	6.0

The change in the fair value of the Level 3 warrant liability during the three and nine months ended September 30, 2021 is as follows:

For the Nine Months Ended
September 30, 2021
Fair value - beginning of period	$—
Additions	187,908
Change in fair value	229,962
Transfers out of level 3 to level 2	(417,870)
Fair value - end of period	$—

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, any realized and unrealized gains and losses are recorded in the condensed statements of operations and comprehensive loss for the period presented.

Additionally, there was $2,950 of interest accrued, but not yet credited to the Trust Account, which was recorded in the condensed balance sheet in interest receivable on cash and marketable securities held in Trust Account as of September 30, 2021.

8. SUBSEQUENT EVENTS

Forward Share Purchase Agreement

In October 2021, the Company entered into Forward Share Purchase Agreements with certain of its stockholders pursuant to which these investors may each individually elect to sell and transfer to the Company on the three-month anniversary of the date of the Closing of the transactions contemplated by the Transaction, and the Company will purchase up to an aggregate of 10,000,000 shares of GigCapital4 Common Stock, at a price of $10.15 per share. These investors agreed that they will not (i) request redemption of these shares in conjunction with the Company’s stockholders’ approval of the Business Combination, or (ii) tender these shares to the Company in response to any redemption or tender offer that the Company may commence for its shares of Common Stock. These investors also agreed that they will not engage in any short sales transactions involving any securities of the Company.

Notwithstanding anything to the contrary in the Forward Share Purchase Agreements, commencing on the day after the date by which shares of Common Stock of the Company must be tendered for redemption in conjunction with the Company’s stockholders’ approval of the Business Combination (the “Redemption Date”), each such investor may sell its shares in the open market as long as the sales price exceeds $10.00 per share prior to payment of any commissions. If an investor sells any such shares in the open market after the Redemption Date and prior to the one-month anniversary of the date of the closing of the Transactions at a sales price per share that is greater than $10.05, then the Company shall pay to each selling investor an amount equal to $0.05 per share sold by such investor.

Simultaneously with the Closing of the Transactions, the Company will deposit into an escrow account an amount equal to the lesser of (i) $101,500,000 and (ii) $10.15 multiplied by the aggregate number of shares held by such investors as of the closing of the Transactions. The Company’s purchase of the shares underlying the Forward Share Purchase Agreements will be made with funds from the escrow account.

The Company’s obligation to consummate the transactions contemplated by the Forward Share Purchase Agreements is subject to the consummation of the Transactions. The Forward Share Purchase Agreements may be terminated: (i) by mutual written consent of the Company and the investors; (ii) automatically if the Company’s stockholders fail to approve the Transactions; and (iii) prior to the closing of the Transactions by mutual agreement of the investors if there occurs a Company Material Adverse Effect (as defined in the Merger Agreement and the Forward Share Purchase Agreements).

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

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of the units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founder and Underwriters, the sale of common stock to our Founder, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, and one-third (1/3) of one redeemable warrant to purchase our common stock (no fractional shares will be issued upon exercise of the warrants). The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from December 4, 2020 (date of inception) through September 30, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at Oppenheimer & Co., Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited balance sheet of February 12, 2021 as filed with the SEC on February 18, 2021. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net loss of $1,924,883, which consisted of operating expenses of $1,964,218 and a provision for income taxes of $2,699, that were partially offset by other income from the change in fair value of warrant liability of $32,989 and interest income on marketable securities held in the Trust Account of $9,045.

For the nine months ended September 30, 2021, we had a net loss of $4,280,092, which consisted of operating expenses of $4,097,263, a provision for income taxes of $6,016 and other expense from the change in fair value of warrant liability of $196,973, that were partially offset by interest income on marketable securities held in the Trust Account of $20,160.

Liquidity and Capital Resources

During the period from December 4, 2020 (date of inception) to December 31, 2020, the Founder purchased 7,460,000 Founder Shares for an aggregate purchase price of $25,000, or $0.0033512 per share. On February 8, 2021, we effected a 1.2:1 stock split of our common stock, resulting in our Founder holding 8,952,000 Founder Shares.

On February 11, 2021, the Company consummated its initial public offering (“IPO”) of 35,880,000 Public Units, including the issuance of 4,680,000 Public Units as a result of the Underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000.

As of September 30, 2021, we held cash and marketable securities in the amount of $358,817,210 (including $17,210 of interest earned) in the trust account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $2,268,852, consisting of a net loss of $4,280,092, interest earned on marketable securities held in the Trust Account of $20,160, plus an increase in prepaid expenses of $347,674, other long-term assets of $114,487 and receivable from related parties of $1,242, that were partially offset by the increase in liabilities of $2,297,830, due to increase in accounts payable, including payable to related parties, and accrued liabilities of $2,291,814, other current liabilities of $6,016, and an increase in the fair value of the warrant liability of $196,973.

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

As of September 30, 2021, we had cash of $982,249 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for the next 12 months, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Founder a monthly fee of $25,000 for office space, administrative services and secretarial support. We began incurring these fees on February 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

On February 1, 2021, the Company entered into a Strategic Services Agreement with Mr. Weightman, its Treasurer and Chief Financial Officer, who holds 6,000 insider shares. Mr. Weightman is initially receiving $10,000 per month for his services and such amount could increase to up to $15,000 per month dependent upon the scope of services provided, as may be mutually agreed by the parties. The Company will pay Mr. Weightman for services rendered since February 1, 2021 and on a monthly basis thereafter for all services rendered after the consummation of the Offering.

Forward Share Purchase Agreement

In October 2021, the Company entered into Forward Share Purchase Agreements with certain of its stockholders pursuant to which these investors may each individually elect to sell and transfer to the Company on the three-month anniversary of the date of the Closing of the transactions contemplated by the Transaction, and the Company will purchase up to an aggregate of 10,000,000 shares of GigCapital4 Common Stock, at a price of $10.15 per share. These investors agreed that they will not (i) request redemption of these shares in conjunction with the Company’s stockholders’ approval of the Business Combination, or (ii) tender these shares to the Company in response to any redemption or tender offer that the Company may commence for its shares of Common Stock. These investors also agreed that they will not engage in any short sales transactions involving any securities of the Company.

Notwithstanding anything to the contrary in the Forward Share Purchase Agreements, commencing on the day after the date by which shares of Common Stock of the Company must be tendered for redemption in conjunction with the Company’s stockholders’ approval of the Business Combination (the “Redemption Date”), each such investor may sell its shares in the open market as long as the sales price exceeds $10.00 per share prior to payment of any commissions. If an investor sells any such shares in the open market after the Redemption Date and prior to the one-month anniversary of the date of the closing of the Transactions at a sales price per share that is greater than $10.05, then the Company shall pay to each selling investor an amount equal to $0.05 per share sold by such investor.

Simultaneously with the Closing of the Transactions, the Company will deposit into an escrow account an amount equal to the lesser of (i) $101,500,000 and (ii) $10.15 multiplied by the aggregate number of shares held by such investors as of the closing of the Transactions. The Company’s purchase of the shares underlying the Forward Share Purchase Agreements will be made with funds from the escrow account.

The Company’s obligation to consummate the transactions contemplated by the Forward Share Purchase Agreements is subject to the consummation of the Transactions. The Forward Share Purchase Agreements may be terminated: (i) by mutual written consent of the Company and the investors; (ii) automatically if the Company’s stockholders fail to approve the Transactions; and (iii) prior to the closing of the Transactions by mutual agreement of the investors if there occurs a Company Material Adverse Effect (as defined in the Merger Agreement and the Forward Share Purchase Agreements).

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

Net Loss Per Common Share

Our condensed statements of operations and comprehensive loss includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted-average number of common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted-average number of non-redeemable common stock outstanding for the period, basic and diluted.

When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the shares issued to the Insiders representing 18,000 shares of common stock underlying restricted stock awards for the periods they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to redemption
Interest earned on marketable securities held in Trust Account, net of taxes	$6,346	$14,144
Net income attributable to common stock subject to possible redemption	$6,346	$14,144
Denominator: Weighted-average common shares subject to redemption
Basic and diluted weighted-average shares outstanding, common stock subject to possible redemption	35,880,000	30,491,429
Basic and diluted net income per share, common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable common stock
Numerator: Net loss minus net earnings - Basic and diluted
Net loss	$(1,924,883)	$(4,280,092)
Less: net income attributable to common stock subject to redemption	(6,346)	(14,144)
Net loss attributable to non-redeemable common stock	$(1,931,229)	$(4,294,236)
Denominator: Weighted-average non-redeemable common shares
Weighted-average non-redeemable common shares outstanding, basic and diluted	10,051,600	9,886,459
Net loss per share, non-redeemable common stock, basic and diluted	$(0.19)	$(0.43)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) on the condensed statements of operations and comprehensive loss. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic

815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is for fiscal years beginning after December 15, 2021 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective February 23, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We had 366,533 warrants that were issued in private placements that occurred concurrently with the Offering (the “private warrants”). These private warrants and the shares of Company common stock issuable upon the exercise of the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the Company’s initial public offering, in which case the 366,533 private warrants could be redeemed by the Company for $3,665. Under GAAP, the Company is required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of the Company’s equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, the Company is required to account for these private warrants as a warrant liability and record (a) that liability at fair value, which was determined to approximate the fair value of the warrants included in the units sold in the Company’s IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

Private Placement

The Founder and the underwriters purchased from the Company an aggregate of 850,000 and 249,600 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit in a private placement that occurred simultaneously with the completion of the IPO. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value and one-third (1/3) of one warrant (a “Private Placement Warrant”). Each whole Private Placement Warrant will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in Note 6 of the Notes to Unaudited Condensed Financial Statements included in this Quarterly Report. Under the terms of the warrant agreement dated February 8, 2021 (the “Warrant Agreement”), the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s business combination.

The Private Placement Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder and underwriters are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

The Company entered into an underwriting agreement on February 8, 2021 to conduct the IPO of 31,200,000 units (the “Public Units”) in the amount of $312.0 million in gross proceeds, with a 45-day option provided to the underwriters to purchase up to 4,680,000 additional Public Units solely to cover over-allotments, if any, in the amount of up to $46.8 million in additional gross proceeds. Each Public Unit consists of one share of the Company’s common stock, $0.0001 par value, and one-third (1/3) of one redeemable warrant (a “Public Warrant”). Each whole Public Warrant is exercisable for one share of common stock at a price of $11.50 per full share.

On February 11, 2021, the Company consummated the IPO of 35,880,000 Public Units, including the issuance of 4,680,000 Public Units as a result of the Underwriters’ exercise in full of their over-allotment option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to the Company of $358,800,000.

As of September 30, 2021, we had cash of $982,249 held outside the Trust Account for working capital purposes.

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

Company Name

Date: November 15, 2021	By:	/s/ Dr. Raluca Dinu
Dr. Raluca Dinu
Chief Executive Officer, President and Secretary (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)