Form 10-K
period 2021-12-31
BigBear.ai Holdings, Inc.
filed 2022-03-31
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 001-40031
BigBear.ai Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4164597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6811 Benjamin Franklin Drive, Suite 200, Columbia, MD	21046
(Address of Principal Executive Offices)	(Zip Code)
(410) 312-0885
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	BBAI	New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BBAI.WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on December 31, 2021, based on the closing price of $5.66 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $72.2 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 135,566,227 shares of our common stock, $0.0001 par value per share, outstanding as of December 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BIGBEAR.AI HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2021

Part I

Item 1. Business

Company Overview

BigBear.ai Holdings, Inc.’s (“BigBear.ai” or the “Company”) mission is guiding our customers to realize their best possible future by delivering transformative technologies and expert, actionable advice. Through this mission, we seek to empower people to make the right decisions, at the right time, every time.

BigBear.ai is a leader in the use of Artificial Intelligence (AI) and Machine Learning (ML) for decision support. We provide our customers with a competitive advantage in a world driven by data that is growing exponentially in terms of volume, variety, and velocity. We believe data – when leveraged effectively – can be a strategic asset for any organization. Through our mission-critical analytics solutions and operational expertise, we help our customers make sense of the world in which they operate, understand how known and previously unforeseen forces impact their operations, and determine which decision and course of action will best achieve their objectives.

BigBear.ai products and services are widely used by government agencies in the United States to support many of the nation’s most critical defense and intelligence capabilities. These customers operate in environments of unrivaled scale and complexity, where the cost of a poor decision can be very steep, and the cost of failure devastating. They demand the most sophisticated and capable AI, ML, and predictive analytics solutions available, from a provider who understands their complex operations and can rapidly deploy technology at scale with uncompromising reliability.

The need to make sense of enormous volumes of data is not unique to government agencies. Commercial enterprises have spent several decades amassing vast volumes of data, but few have the resources and AI expertise required to turn that data into actionable information for operational decision making. The complexity of integrating disparate, often dirty and incomplete data, and then applying highly technical AI tools to enrich, analyze, and predict outcomes with the data, has limited the adoption of AI for decision support in commercial markets.

At BigBear.ai, we are making AI-powered decision support accessible and scalable for any organization. Our solutions empower businesspeople to leverage more data sources, faster and easier, and to derive new insights hidden in the data – even flawed data – in a way that is visible, understandable, actionable, and trustworthy. As a result, our customers can crystallize and accelerate operational decision making to gain competitive advantage in real-world environments.

Products and Services

BigBear.ai offers a modular, cloud-based platform that addresses three phases of data-driven decision making: data curation, analysis, and guidance. The capabilities to support each phase are packaged as discrete applications for federal and commercial customers, deployed separately or together, enabling customers to ingest, interpret and visualize vast amounts of data, accurately predict outcomes, and guide decisions to achieve strategic objectives.

Data curation (delivered as Observe, Brown Bear, and Polar) is used to make data more complete, more accurate, and easier to use in analytics. It collects, normalizes, and integrates historical and real-time data from a wide range of sources, including BigBear.ai data collections, customer proprietary data, and third-party data, to create more holistic insights. Massive data sets containing any variety of text, graphics, video, and other media types, are distilled to identify relevant information associated with the customer’s operating environment, such as asset tracking, geopolitical events, public sentiment, stock market shifts, etc. Through data curation, knowledge is compounded and made more reliable.

Analysis (delivered as Orient and Panda) is used to interpret curated data. It employs storytelling techniques to make predictive analytics more accessible and actionable for decision makers. BigBear.ai provides hundreds of algorithms to uncover objects, activities, or events of interest from the data, applying discovery and visualization to explain patterns and influences that can affect outcomes. Using AI/ML and advanced mathematical models such as tensor completion, data is enriched and mined with depth and agility that far surpasses traditional business intelligence and analytics tools.

Guidance (delivered as Dominate and ARTEMIS) provides goal-oriented advice, allowing customers to state their desired outcomes (goals) and determine what decision or course of action will best produce those results. Users can easily modify scenarios to understand the potential impact of each decision option and see the statistical likelihood of each outcome. With this prescriptive guidance, decision makers have clear foresight to act with confidence.

BigBear.ai also offers consulting services to design, customize, deploy, operate, and support our solutions for federal and commercial customers. Due to the breadth and depth of experience and expertise in our team, many of our customers rely on BigBear.ai resources to supplement their technical and operational staff for long-term engagements as well.

Customers

To date, BigBear.ai has predominantly served federal, military, and intelligence agencies of the U.S. government. Our list of marquee customers includes the Joint Staff, U.S. Army, U.S. Air Force, and Department of Homeland Security (DHS), where our entrenched relationships date back more than 20 years and provide the foundation of our technology and solutions. These customers entrust us with their most critical data and operations and represent most of our historical growth.

The power and agility of our platform and products make them equally valuable to commercial enterprises, particularly those dealing with global market dynamics, such as in manufacturing, supply chain, and commercial space. Landmark customers such as Virgin Orbit and Terran Orbital use our solutions to enrich their satellite architectures with ML-based computer vision models and data pipelines, identifying new insights and opportunities while creating greater value in their commercial offerings.

As new customers are acquired, new data sources, analysis tools, and integrated services are added to the BigBear.ai platform to support new industries and decision scenarios. Thus, every new engagement expands our capability baseline and opens the door to a considerable pipeline of new opportunities within that vertical market and within adjacent markets.

Historically, BigBear.ai has a 93% win rate on new contract opportunities, and a 100% recompete win rate with existing customers. This speaks to the value that our customers find in our solutions and the trust they place in our people to help guide their decisions and courses of action.

Revenue Mix

Approximately 49% of our revenue came from sales of our software solutions in 2021, but this is a change from as recent as 2016 when approximately 1% of the sales of the acquired companies that make up BigBear.ai today were for software solutions. As our software has matured to become a massively scalable, cloud-based solution, both legacy and new customers are transitioning away from exploratory, joint-development engagements toward engagements to quickly integrate and deploy our software for current operational needs.

Due to the sensitive and oftentimes classified nature of our work with government customers, a significant portion of BigBear.ai’s contracts still require our data scientists and software engineers to co-locate on-premises with customers and develop solutions for unique environments and use cases. As a result, these engagements with high levels of non-recurring engineering or research and development (R&D) expense typically yield gross margins between 40% and 50%. However, as we amass knowledge and Intellectual Property (IP), our proprietary products will require considerably less customization and we expect that new engagements will have considerably higher gross margins. While commercial deployments can be on-premises (at a customer’s request), our commercial engagements are largely cloud-based deployments with gross margins that often exceed 60%.

As we evolve our commercial solutions to a pure SaaS model, we anticipate yielding gross margins of 80% or more on that business, comparable to other enterprise SaaS offerings in market. Despite the pivot toward high gross margin, SaaS-based customer engagements, we plan to maintain a portion of our revenue from strategic service-based engagements that will drive innovation and new market opportunities.

Competitive Advantage

BigBear.ai’s principle competitive advantage is that our products have been designed for – and proven in – highly demanding environments that require exceptional scalability, agility, accessibility, and reliability. The architecture of our platform extends these benefits to customers of all types and sizes. As a result, our customers experience added value from BigBear.ai solutions in these areas:

•Time to Value: The ability to assemble pre-configured analytics without coding, and gain access to a wide range of curated data that has been normalized and distilled “out of the box”, dramatically accelerates deployment and time to value. What typically requires months of set up with other decision support tools takes a fraction of time with BigBear.ai products, and users can gain value within minutes of initial login.

•Business Scope: Our products simplify the complexity that prevents broad adoption of AI-based analytics across business operations and industries. Support for imperfect, diverse data sources enhanced with AI/ML enhances the scope of questions (decisions) that can be addressed, while interactive visualization tools expose and explain new insights in ways non-technical people can easily use.

•Decision Confidence: The unique combination of data enrichment, insight discovery, comprehensive if-then analysis, and goal-oriented advice provides organizations with a level of certainty in their decision-making, courses of action, and outcomes that they can’t experience with typical analytics products.

•Higher ROI: Through our SaaS offering, customers can scale their usage cost-effectively based on their data and/or processing needs, avoiding the equipment and maintenance costs associated with on-premise solutions. Further, our products are highly interoperable and easily integrated due to our modular platform architecture, so customers can leverage and build on prior technology investments, adding our powerful decision support capabilities to enhance existing operational or business intelligence systems.

Market Opportunity

BigBear.ai serves a large and rapidly growing addressable market. Our technology capabilities and expertise allow us to target a total addressable market (“TAM”) of more than $72 billion, growing to $310 billion by 2026, based upon third-party industry reports on the current and projected markets for government and commercial customers in the following areas: AI platforms, data analytics, and analytic data management and integration platforms. BigBear.ai plans to address this TAM through market penetration with our existing solutions, new vertically focused SaaS offerings, and inorganic portfolio expansion via strategic mergers and acquisitions (M&A).

Growth Strategy

BigBear.ai has multiple growth vectors, including performing on our existing backlog of approximately $466 million as of December 31, 2021, penetrating new federal and commercial markets, and investing in strategic M&A opportunities. Each of these growth vectors is underscored by our “land and expand” sales strategy.

Backlog Execution: BigBear.ai’s existing funded and unfunded backlog as of December 31, 2021, comprised entirely of contracts that BigBear.ai has already won, accounts for approximately 84% of 2022 projected revenue.

Market Expansion: Our largest opportunities lie in commercial and federal intelligence and defense markets where AI/ML technologies are still in the early adoption phase. Commercial customers can also operate under shorter sales cycles and are more apt to engage in pure SaaS/hosted licensing arrangements, requiring considerably less engineering/integration support and resulting in higher gross margins.

While the agility of our products allow them to address customer needs in nearly any industry segment, we will initially focus on commercial markets with similar characteristics to our federal engagements, such as manufacturing, supply chain, and commercial space. After growing our footprint in these markets, we will expand to new verticals and also bring our enhanced SaaS offerings back to the federal market for sale to current and new customers.

Strategic M&A: A critical addition to the growth vectors above is the opportunity for strategic, inorganic growth. Given the importance of our expansion into commercial markets, opportunities that enable or accelerate commercial growth will be our initial priority. We generally pursue M&A opportunities based on:

(1)Additive Technology: The potential to acquire technology that can accelerate growth in a specific commercial market. This can include new or proprietary data sets, market-specific analytics, and novel AI/ML approaches that improve the overall impact of our products.

(2)Market Access: The opportunity to gain a strategic foothold in a high-growth market, thus immediately accelerating our growth in that space.

While we do not currently plan to pursue inorganic growth in our existing defense/intelligence markets, there could be unique opportunities that present enough strategic value to warrant consideration, especially if there is the possibility of acquiring solutions with commercial application or contracts with unserved federal agencies.

Land & Expand: BigBear.ai has executed a successful “land and expand” sales strategy with our customers and has a proven record of growing customer relationships with new products and solutions. Our field team proudly boasts a 100% recompete win rate to date, and we have benefited from several new contract opportunities as a result of referrals made by highly satisfied current customers.

Research and Development:

BigBear.ai has more than 20 years of experience developing and deploying software products. Historically, much of our R&D has been funded and directed by defense and intelligence customers for their specific needs and objectives. The shift toward technical capabilities that could be applied more broadly began in 2019; in 2021 BigBear.ai invested roughly $6 million in R&D activities. These efforts have produced scalable, cloud-based products that are supporting both federal and commercial customers today.

We expect future investments in R&D will largely focus on expanding our robust team of software engineers, data scientists, and cloud engineers to support the following:

1.Evolving our platform to a fully SaaS, mid-market-friendly offering

2.Incorporating new, market-specific data sources into our data curation catalog and processes

3.Creating new analytics modules and workflows for targeted vertical market use cases

4.Optimizing our guidance capabilities for new business drivers, such as resource allocation/optimization and revenue-generating courses of action

5.Expanding our cloud infrastructure to support commercial application development

Sales and Marketing

BigBear.ai will go to market with both direct sales and indirect channel partners within each of our targeted sectors, including but not limited to, defense, intelligence, federal civilian, manufacturing, supply chain, logistics, and commercial space. We are investing in marketing resources and programs for branding, demand generation, sales/channel enablement, and customer advocacy to develop our marketing and sales funnels and build engagement across the full customer lifecycle. We are also investing in the infrastructure and tools needed to ensure our sales and marketing programs are automated, efficient, and measurable.

Partners

BigBear.ai has strong relationships with cutting-edge technology vendors, such as Elastic, Confluent, KNIME, Qlik, and AWS. These partnerships allow us to deploy our solutions into customer environments quickly and efficiently, decreasing start-up and integration time and costs.

BigBear.ai also manages a channel partner program to share technical training and documents on customer implementations, enabling close collaboration with our 16 channel partners to ensure customer success. Channel partners such as resellers and distributors will be a key component of our go-to-market strategy to enter new vertical markets, as well as for international expansion.

Company Footprint and Management

As of December 31, 2021, we had 665 employees, of which over 80% held security clearances. Approximately 36% of our workforce is comprised of software engineers, data scientists, cloud/systems engineers, analysts, and cyber subject-matter experts.

BigBear.ai has headquarters in Columbia, MD, with additional office locations in Lexington, Massachusetts; Annapolis, Maryland; Ann Arbor Michigan; Chantilly, Virginia; San Diego, California; Madison, Alabama; Charlottesville, Virginia; Virginia Beach, Virginia; McLean, Virginia; and Reston, Virginia. In addition, many of our team members work at secure customer facilities in the U.S.

The BigBear.ai executive team is a driving force behind the company’s success. With strong industry experience and knowledge of both government and commercial markets, our executives are shaping the Company’s vision and market penetration strategies, while ensuring operational excellence. Further, the leadership team is committed to maintaining a corporate culture and employee value proposition that attracts the brightest talent in the industry.

Competition

Our competitors include software companies that develop horizontal solutions in the analytics, data management, and business intelligence markets, as well as vertically focused analytics tools within our target markets. We also face competition from government contractors and system integrators who are building custom solutions to enter this market. In many cases, we are competing with the internal software development efforts of our potential customers. Organizations frequently attempt to build their own decision support and analytics platforms using a patchwork of custom development, outside consultants, IT services companies, packaged and open-source software, and significant internal IT resources, before turning to BigBear.ai.

The principal competitive factors in the markets in which we operate include:

•platform agility and product functionality
•data security, privacy, and regulatory compliance
•ease and speed of adoption, use, and deployment
•product innovation and roadmap
•pricing and cost structures
•customer experience, including technical support and education
•brand awareness and reputation
•track record of success in complex environments

While we compete favorably on these factors, some of our competitors have greater name recognition, longer operating histories, broader customer bases, larger sales and marketing budgets, more technology, channel, and distribution partners, wider geographic presence, greater focus in specific vertical markets, lower labor and research and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical, and other resources to provide support, make acquisitions, and develop and introduce new products.

Seasonality

We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers. See “Risk Factors—Risks Related to Our Business and Industry—Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable” and “Risk Factors—Risks Related to Our Business and Industry—Our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.” Additionally, recurring delays in the federal government’s budgeting process can adversely affect the award of new contracts or growth on existing contracts during continuing resolutions.

Regulatory

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental regulations, including, but not limited to, those pertaining to global trade, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.

For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors” contained in this Annual Report on Form 10-K.

Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, contractual provisions, and confidentiality procedures to protect our intellectual property rights.

We seek to protect our proprietary inventions relevant to our business through patent protection in the United States and abroad; however, we are not dependent on any particular patent or application for the operation of our business. In addition to the protection provided by our intellectual property rights, we enter into proprietary information and invention assignment agreements or similar agreements with our employees, consultants, and contractors. We further control the use of our proprietary technology and intellectual property rights through provisions in our agreements with customers.

Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to any matters currently pending against us and we intend to vigorously defend against such matters. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

Human Capital

Our employees are critical to the success of our business. As of December 31, 2021, we had 665 full-time employees, substantially all of which are employed in the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

None of our employees is represented by a labor union. We have not experienced any work stoppages due to employee disputes, and we believe that our employee relations are strong.

Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. The principal purposes of our incentive compensation policies are to attract, retain, and reward personnel through the granting of equity-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their ability and achieve our objectives. We strive to foster a diverse and inclusive culture and environment that encourages active dialogue and robust engagement on the issues most salient to employee satisfaction and believe our employees are empowered to play a significant role in shaping the direction and success of the company.

Item 1A. Risk Factors

You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K, including the audited consolidated financial statements and notes to the consolidated financial statements included herein.

These risk factors are not exhaustive. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” The Company may face additional risks and uncertainties that are not presently known to it, or that BigBear.ai currently deems immaterial, which may also impair the Company’s business or financial condition.

The following discussion should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included herein. Additional risks, beyond those summarized below may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:
•a significant portion of our business depends on sales to the public/government sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business;
•our limited operating history as a combined company, which makes it difficult to evaluate our current business and future prospects;

•our ability to sustain our revenue growth in the future;
•our ability to execute our strategy to grow our business and increase our sales and the number and types of markets we compete in;
•the length of our sales cycle and the time and expense associated with it;
•our ability to grow our customer base and to expand our relationships with our existing customers, including with our government customers;
•our reliance on customers in the public/government sector;
•the market and our customers accepting and adopting our products, including future new product offerings;
•the impact of health epidemics, including the COVID-19 pandemic, on our business, financial condition, growth and the actions we may take in response thereto;
•competition in our industry;
•our ability to gain contracts on favorable terms, including with our government customers;
•our ability to grow, maintain and enhance our brand and reputation;
•risks related to security and our technology, including cybersecurity;
•our ability to maintain competitive pricing for our products;
•our ability to secure financing necessary to operate and grow our business as planned, including through acquisitions;
•the high degree of uncertainty of the level of demand for, and market utilization of, our solutions and products;
•our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment;
•substantial regulation and the potential for unfavorable changes to, or failure by us to comply with, these regulations, which could substantially harm our business and operating results;
•our dependency upon third-party service providers for certain technologies;
•increases in costs, disruption of supply or shortage of materials, which could harm our business;
•developments and projections relating to our competitors and industry;
•the unavailability, reduction or elimination of government and economic incentives, which could have a material adverse effect on our business, prospects, financial condition and operating results;
•our existing debt and our ability to refinance it on more favorable terms;
•our management team’s limited experience managing a public company;
•our ability to hire, retain, train and motivate qualified personnel and senior management and ability to deploy our personnel and resources to meet customer demand;
•our ability to successfully execute future joint ventures, channel sales relationships, platform partnerships, strategic alliances and subcontracting opportunities;
•our ability to grow through acquisitions and successfully integrate any such acquisitions;
•our ability to successfully maintain, protect, enforce and grow our intellectual property rights;
•our compliance with governmental laws, trade controls, customs requirements and other regulations we are subject to;
•the possibility of our need to defend ourselves against fines, penalties and injunctions if we are determined to be promoting products for unapproved uses or otherwise found to have violated a law or regulation;
•concentration of ownership among our existing executive officers, directors and their respective affiliates, which may prevent new investors from influencing significant corporate decisions;
•the effect of economic downturns, depressions and recessions;
•if the benefits of the Business Combination do not meet the expectations of investors or securities;
•the risk that the Business Combination disrupted current plans and operations of our business as a result of consummation of the transactions described herein;
•the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and
•other factors detailed below.

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to evaluate our prospects and future results of operations.

Since we commenced operations, our business has expanded organically through the delivery of enhanced solutions and expanded product offerings to our customers and through acquisitions. As a result of our limited operating history and evolving business, our ability to forecast our future results of operations is limited and subject to several uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow. We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties, which we use to plan our business, are incorrect or change, or if we do not address these risks successfully, our business could be adversely affected.

We may not be able to sustain our revenue growth rate in the future.

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, a failure by us to continue capitalizing on growth opportunities including expansion into the commercial marketplace, strategic acquisitions, terminations of existing contracts or failure to exercise existing options by our customers, our failure to execute on the existing backlog of customer contracts, the maturation of our business, and a contraction of our overall market, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our results of operations and cash flows are substantially affected by our mix of fixed-price and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.

We generate most of our revenue through various time-and-material and fixed-price contracts. Some of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. These fixed-price contracts allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, require us to pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our products and services. In the “land” phase of our business model, we often deploy prototype capabilities to potential customers at no or minimal cost initially to them for evaluation purposes, and there is no guarantee that we will be able to convert these engagements into long-term sales arrangements. In addition, we currently have a limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration to sale of our products and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our software involve significant financial commitments, potential customers generally evaluate our software at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 outbreak and the escalation of hostilities between Russia and Ukraine), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer’s internally-developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

Historically, existing customers have expanded their relationships with us, which has resulted in a limited number of customers accounting for a substantial portion of our revenue. If existing customers do not make subsequent purchases from us or renew their contracts with us, if those renewals are otherwise delayed, or if our relationships with our largest customers are impaired or terminated, our revenue could decline, and our results of operations would be adversely impacted.

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. For example, revenue earned from customers contributing in excess of 10% of consolidated revenues were derived from two customers comprising 32% of revenue for the twelve months ended December 31, 2021 (Successor). As of December 31, 2021, we have supported these customers for more than five years.

Each of our contracts with these customers includes termination for convenience provisions whereby the customer can unilaterally elect to terminate the contract. In the event of a termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Our 2021 revenues from these significant customers were mainly earned from large multi-year contracts. As of December 31, 2021, about $189 million of our approximate $466 million of total backlog is attributable to these significant customers. The estimated completion dates for these contracts range from 2022 to 2026. Of the $189 million of backlog related to these significant customers as of December 31, 2021 we expect to recognize almost a quarter of that amount as revenue by the end of 2022, with the remainder to be recognized as revenue by the end of 2026.

There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. Our concentration of revenue among a few of our customers increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our significant customers. Further, it is not possible for us to predict the future level of demand for our products and services that will be generated by these customers. As previously described, the terms of our contracts with these significant customers permit them to unilaterally terminate our arrangement at any time (subject to notice and certain other provisions). In addition, the terms and conditions under which we do business generally do not include commitments by those customers to purchase any specific quantities of products or services from us or to renew their contracts after the initial period. Even in those instances where we enter into an arrangement under which a significant customer agrees to purchase an agreed portion of its product or service needs from us (provided we meet our contractual obligations), the arrangement often includes pricing schedules with substantial price concessions that may apply regardless of the volume of products or services purchased, and those material customers may not purchase the volume of products or services we expect. If any of these major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products and services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our sales and results of operations and/or trading price of our common stock. There can be no assurance that our sales will not continue to be sufficiently concentrated among a limited number of customers.

Certain customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us as a result of budgetary pressure, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our software and applications.

While we generally engage customers through contracts with terms up to five years in length, our customers sometimes enter into shorter-term contracts, such as six-month engagements for specific capability developments or enhancements, which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with little or no notice required. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

Our ability to renew or expand our customer relationships may decrease or vary due to a number of factors, including our customers’ satisfaction or dissatisfaction with our software and services, the frequency and severity of software and implementation errors, our software’s reliability, our pricing, the effects of general economic conditions and budgets, competitive offerings or alternatives, or reductions in our customers’ spending levels. Achieving such renewal or expansion of our customer contracts may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may decline or grow more slowly than expected, and our business could suffer. Additionally, if the contract awards process for our government customers is delayed due to budgetary constraints, political instability or other governmental delays in the awards process, expected revenues could be delayed, which could have a material adverse effect on our business. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits.

We may not realize the full deal value of our customer contracts, which may result in lower than expected revenue.

As of December 31, 2021 and December 31, 2020, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations, contract options available to those customers, and anticipated follow-on awards was approximately $465 million and $409 million, respectively.

The majority of these contracts contain termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.

We may not realize all of the revenue from the full deal value of our customer contracts. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers terminating their contracts, and renegotiations of contracts. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, could adversely affect our ability to timely recognize revenue under certain government contracts.

Our results of operations and our key business measures are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.

Our quarterly results of operations, including cash flows, have fluctuated significantly in the past and are likely to continue to do so in the future. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results, financial position, and operations are likely to fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our common stock.

The timing of our sales cycles is unpredictable and is impacted by factors such as government budgeting and appropriation cycles, varying commercial fiscal years, and changing economic conditions. This can impact our ability to plan and manage margins and cash flows. Our sales cycles are often long, and it is difficult to predict exactly when, or if, we will make a sale with a potential customer or how quickly we can move them from the “land” phase into the profitable “expand” phase. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large sales transactions in a quarter would impact our results of operations and cash flow for that quarter and any future quarters in which revenue from that transaction is lost or delayed. In addition, downturns in new sales may not be immediately reflected in our revenue because we generally recognize revenue over the term of our contracts. The timing of customer billing and payment varies from contract to contract. A delay in the timing of receipt of such collections, or a default on a large contract, may negatively impact our liquidity for the period and in the future. Because a substantial portion of our expenses are relatively fixed in the short-term and require time to adjust, our results of operations and liquidity would suffer if revenue falls below our expectations in a particular period.

Other factors that may cause fluctuations in our quarterly results of operations and financial position include, without limitation, those listed below:

•the success of our sales and marketing efforts, including the success of pilot deployments;

•our ability to increase our margins;

•the timing of expenses and revenue recognition;

•the timing and amount of payments received from our customers;

•termination of one or more large contracts by customers, including for convenience;

•the time and cost-intensive nature of our sales efforts and the length and variability of sales cycles;

•the amount and timing of operating expenses related to the maintenance and expansion of our business and operations;

•the timing and effectiveness of new sales and marketing initiatives;

•changes in our pricing policies or those of our competitors;

•the timing and success of new products, features, and functionality introduced by us or our competitors;

•cyberattacks and other actual or perceived data or security breaches;

•our ability to hire and retain employees, in particular, those responsible for the development, operations and maintenance, and selling or marketing of our software; and our ability to develop and retain talented sales personnel who are able to achieve desired productivity levels in a reasonable period of time and provide sales leadership in areas in which we are expanding our sales and marketing efforts;

•the amount and timing of our stock-based compensation expenses;

•changes in the way we organize and compensate our sales teams;

•changes in the way we operate and maintain our software;

•changes in the competitive dynamics of our industry;

•the cost of and potential outcomes of future claims or litigation, which could have a material adverse effect on our business;

•changes in laws and regulations that impact our business, such as the Federal Acquisition Streamlining Act of 1994 (“FASA”);

•indemnification payments to our customers or other third parties;

•ability to scale our business with increasing demands;

•the timing of expenses related to any future acquisitions; and

•general economic, regulatory, and market conditions, including the impact of the COVID-19 pandemic and international affairs such as the escalation of hostilities between Russia and Ukraine which may cause financial market volatility.

In addition, our contracts generally contain termination for convenience provisions, and we may be obligated to repay prepaid amounts or otherwise not realize anticipated future revenue should we fail to provide future services as anticipated. These factors make it difficult for us to accurately predict financial metrics for future periods.

The variability and unpredictability of our quarterly results of operations, cash flows, or other operating metrics could result in our failure to meet our expectations or those of analysts that may cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the trading price of our common stock could fall, and we could face costly lawsuits, including securities class action suits.

Our software is complex and may have a lengthy implementation process, and any failure of our software to satisfy our customers or perform as desired could harm our business, results of operations, and financial condition.

Our software and services are complex and are deployed in a wide variety of environments. Implementing our software can be a complex and lengthy process since we often configure our existing software for a customer’s unique environment. Inability to meet the unique needs of our customers may result in customer dissatisfaction and/or damage to our reputation, which could materially harm our business. Further, the proper use of our software may require training of the customer and the initial or ongoing services of our technical personnel over the contract term. If training and/or ongoing services require more of our expenditures than we originally estimated, our margins will be lower than projected.

In addition, if our customers do not use our software correctly or as intended, inadequate performance or outcomes may result. It is possible that our software may also be intentionally misused or abused by customers or their employees or third parties who obtain access and use of our software. Similarly, our software is sometimes used by customers with smaller or less sophisticated IT departments, potentially resulting in sub-optimal performance at a level lower than anticipated by the customer. Because our customers rely on our software and services to address important business goals and challenges, the incorrect or improper use or configuration of our software, failure to properly train customers on how to efficiently and effectively use our software, or failure to properly provide implementation or analytical or maintenance services to our customers may result in contract terminations or non-renewals, reduced customer payments, negative publicity, or legal claims against us. For example, as we continue to expand our customer base, any failure by us to properly provide these services may result in lost opportunities for follow-on expansion sales of our software and services.

Furthermore, if customer personnel are not well trained in the use of our software, customers may defer the deployment of our software and services, may deploy them in a more limited manner than originally anticipated, or may not deploy them at all. If there is substantial turnover of the company or customer personnel responsible for procurement and use of our software, our software may go unused or be adopted less broadly, and our ability to make additional sales may be substantially limited, which could negatively impact our business, results of operations, and growth prospects.

If we do not successfully develop and deploy new technologies to address the needs of our customers, our business and results of operations could suffer.

Our success has been based on our ability to design software that enables the integration of large amounts of data to facilitate advanced data analysis, knowledge management, and decision support in real-time. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our software or our new product features, capabilities, or offerings, including new product modules, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our software in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our software.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our software obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new software, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new software, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, any of which could harm our business. Moreover, the design and development of new software or new features and capabilities to our existing software may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new software, experiences, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

Our new and existing software and changes to our existing software could fail to attain sufficient market acceptance for many reasons, including:

•our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•product defects, errors, or failures or our inability to satisfy customer service level requirements;

•negative publicity or negative private statements about the security, performance, or effectiveness of our software or product enhancements;

•delays in releasing to the market our new offerings or enhancements to our existing offerings, including new product modules;

•introduction or anticipated introduction of competing software or functionalities by our competitors;

•inability of our software or product enhancements to scale and perform to meet customer demands;

•receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

•poor business conditions for our customers, causing them to delay software purchases;

•reluctance of customers to purchase proprietary software products;

•reluctance of our customers to purchase products hosted by our vendors and/or service interruption from such providers; and

•reluctance of customers to purchase products incorporating open source software.

If we are not able to continue to identify challenges faced by our customers and develop, license, or acquire new features and capabilities to our software in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and our anticipated revenue growth may not be achieved.

Because we derive, and expect to continue to derive, a substantial percentage of our revenue from customers purchasing our software, market acceptance of these products, and any enhancements or changes thereto, is critical to our success.

The competitive position of our software depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our software with such third-party products and services, our business, financial condition, and results of operations could be adversely impacted.

The competitive position of our software depends in part on its ability to operate with products and services of third parties, software services, and infrastructure, including but not limited to, in connection with our joint ventures, channel sales relationships, platform partnerships, strategic alliances, and other similar arrangements where applicable. As such, we must continuously modify and enhance our software to adapt to changes in, or to be integrated or otherwise compatible with, hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our software may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third-party were to develop software or services that compete with ours, that provider may choose not to support one or more of our offerings. We intend to facilitate the compatibility of our software with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

If we fail to manage future growth effectively, our business could be harmed.

Since our founding, we have experienced rapid growth. We operate in a growing market and have experienced, and may continue to experience, significant expansion of our operations. This growth has placed, and may continue to place, a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our software and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near or long-term.

In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, financial condition, and results of operations would be harmed.

If we are unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

Our ability to compete in the highly competitive technology industry depends upon our ability to attract, motivate, and retain qualified personnel. We are highly dependent on the continued contributions of our management team, including their customer relationships, expertise in science and technology, business development experience, and innovative management in both public and private sectors. These contributions are integral to our growth and would be difficult to replace. Some of our executive officers and key personnel are at-will employees and may terminate their employment relationship with us at any time. The loss of the services of our key personnel and any of our other executive officers, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.

At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining personnel with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as personnel hired prior to our listing. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we may incur significant costs to attract and recruit skilled personnel, and we may lose new personnel to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those geographic areas, but it may be challenging for us to compete with traditional local employers in these regions for talent. If we fail to attract new personnel or fail to retain and motivate our current personnel who can meet our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be harmed. In addition, certain personnel may be required to receive various security clearances and substantial training to work on certain customer engagements or to perform certain tasks. Necessary security clearances may be delayed or unsuccessful, which may negatively impact our ability to perform on our U.S. and non-U.S. government contracts in a timely manner or at all.

Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer.

We face intense competition for qualified personnel, especially software engineers and data scientists, in major U.S. markets, where a large portion of our personnel are based. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets, including leasing real estate in prime areas in these locations. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit outside of the United States. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.

We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. We may need to invest significant amounts of cash and equity for new and existing employees, and we may never realize returns on these investments. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Employees may also be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. In addition, many of our employees may receive significant proceeds from sales of our equity in the public markets at some point after the Closing, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.

If we are unable to successfully deploy our marketing and sales organization in a timely manner, or at all, or to successfully hire, retain, train, and motivate our sales personnel, our growth and long-term success could be adversely impacted.

We currently have a growing, but limited, direct sales force and our sales efforts have historically depended on the significant direct involvement of our senior management team. The successful execution of our strategy to increase our sales to existing customers, identify and engage new customers, and enter new markets will depend, among other things, on our ability to successfully build and expand our sales organization and operations. Identifying, recruiting, training, and managing sales personnel requires significant time, expense, and attention, including from our senior management and other key personnel, which could adversely impact our business, financial condition, and results of operations in the short and long term.

In order to successfully scale our unique sales model, we must, and we intend to continue to, increase the size of our direct sales force, both in the United States and outside of the United States, to generate additional revenue from new and existing customers while preserving the cultural and mission-oriented elements of our company. If we do not hire enough qualified sales personnel, our future revenue growth and business could be adversely impacted. It may take a significant period of time before our sales personnel are fully trained and productive, particularly in light of our unique sales model, and there is no guarantee we will be successful in adequately training and effectively deploying our sales personnel. In addition, we may need to invest significant resources in our sales operations to enable our sales organization to run effectively and efficiently, including supporting sales strategy planning, sales process optimization, data analytics and reporting, and administering incentive compensation arrangements. Furthermore, hiring personnel in new countries requires additional setup and upfront costs that we may not recover if those personnel fail to achieve full productivity in a timely manner. Our business would be adversely affected if our efforts to build, expand, train, and manage our sales organization are not successful. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure and implement the compensation of our sales organization may be disruptive or may not be effective and may affect our revenue growth. If we are unable to attract, hire, develop, retain, and motivate qualified sales personnel, if our new sales personnel are unable to achieve sufficient sales productivity levels in a reasonable period of time or at all, if our marketing programs are not effective or if we are unable to effectively build, expand, and manage our sales organization and operations, our sales and revenue may grow more slowly than expected or materially decline, and our business may be significantly harmed.

Our ability to sell our software and services to customers is dependent on the quality of our offerings, and our failure to maintain the quality of our offerings could have a material adverse effect on our sales and results of operations.

Once our software is deployed and integrated with our customers’ existing information technology investments, our customers depend on our support to resolve any issues relating to our products. Increasingly, our software is deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our products into these environments. Our ability to provide effective ongoing support in a timely, efficient, or scalable manner may depend in part on our customers’ environments and their ability to maintain and/or modernize their IT infrastructure.

In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on software such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our products. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the software and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient deployment and support services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

Our customers typically need training in the proper use of and the variety of benefits that can be derived from our software to realize its full potential. If we do not effectively deploy, update, or upgrade our products, help our customers quickly resolve post-deployment issues, and provide effective ongoing support, our ability to sell additional products and services to customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. Many enterprise and government customers require higher levels of services than smaller customers. If we fail to meet the requirements of the larger customers, it may be more difficult to execute on our strategy to increase our penetration with larger customers. As a result, our failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If we are not able to grow, maintain, and enhance our brand and reputation, our relationships with our customers, partners, and employees may be harmed, and our business and results of operations may be adversely affected.

We believe growing, maintaining, and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our software from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we do not successfully grow, maintain, and enhance our brand identity and reputation, or if we are unable to sell legacy products under the “BigBear.ai” brand name, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, we cannot guarantee that our customers will not ultimately use our software for purposes inconsistent with our company values, and such uses may harm our brand and reputation.

Our reputation and business may be harmed by news or social media coverage of BigBear.ai including but not limited to coverage that presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information.

Publicly available information regarding BigBear.ai has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in BigBear.ai and the technology industry overall has increased, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding BigBear.ai such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

Our relationships with government customers and customers that are engaged in certain sensitive industries, including organizations whose products or activities are or are perceived to be harmful, has resulted in public criticism, including from political and social activists, and unfavorable coverage in the media. Criticism of our relationships with customers could potentially engender dissatisfaction among potential and existing customers, investors, and employees with how we address political and social concerns in our business activities. Conversely, being perceived as yielding to activism targeted at certain customers could damage our relationships with certain customers, including governments and government agencies with which we do business, whose views may or may not be aligned with those of political and social activists.

Actions we take in response to the activities of our customers, up to and including terminating our contracts or refusing a particular product use case could harm our brand and reputation. In either case, the resulting harm to our reputation could:

•cause certain customers to cease doing business with us;

•impair our ability to attract new customers, or to expand our relationships with existing customers;

•diminish our ability to hire or retain employees;

•undermine our standing in professional communities to which we contribute and from which we receive expert knowledge; or

•prompt us to cease doing business with certain customers.

Any of these factors could adversely impact our business, financial condition, and results of operations.

Our pricing for our software and services may change to address market conditions.

We may have to change or adjust our pricing model in response to general economic conditions, competitor pricing, customer budgets, pricing studies, or findings demonstrating how customers consume our products and services. Additionally, as we introduce our products into new markets, we may need to tailor our pricing structure to address conditions or trends in specific markets. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our software and services to larger organizations, these larger organizations may demand substantial price concessions. In addition, we may need to change pricing policies to accommodate government pricing guidelines for our contracts with federal, state, and local government agencies. If we are unable to modify or develop pricing models and strategies that are attractive to existing and prospective customers, while enabling us to significantly grow our sales and revenue relative to our associated costs and expenses in a reasonable period of time, our business, financial condition, and results of operations may be adversely impacted.

If our government customers are not able or willing to accept our software-based business model, instead of a labor-based business model, our business and results of operations could be negatively impacted.

Our software is generally offered on a productized basis to minimize our customers’ overall cost of acquisition, maintenance, and deployment time of our products. Many of our government customers and potential customers are instead generally familiar with the practice of purchasing or licensing software through labor contracts, where custom software is written for specific applications, the intellectual property for specific use cases is often owned by the customer, and the software typically requires additional labor contracts for modifications, updates, and services during the life of that specific software. Customers may be unable or unwilling to accept our model of commercial software procurement. Should our customers be unable or unwilling to accept this model of commercial software procurement, our growth could be materially diminished, which could adversely impact our business, financial condition, results of operations, and growth prospects.

Certain estimates of market opportunity included in this Annual Report on Form 10-K may prove to be inaccurate.

This Annual Report on Form 10-K includes our internal estimates of the addressable market for our software and services. Market opportunity estimates, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates in this Annual Report on Form 10-K relating to the size of our target market, market demand and adoption, capacity to address this demand, and pricing may prove to be inaccurate. The addressable market we estimate may not materialize for many years, if ever, and even if the markets in which we compete meet the size estimates in this Annual Report on Form 10-K, our business could fail to successfully address or compete in such markets.

We face intense competition in our markets, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The markets for our software are very competitive, and we expect such competition to continue or increase in the future. A significant number of companies are developing products that currently, or in the future may, compete with some or all aspects of our proprietary software. We may not be successful in convincing the management teams of our potential customers to deploy our software in lieu of existing software solutions or in-house software development projects often favored by internal IT departments or other competitive products and services. In addition, our competitors include large enterprise software companies, government contractors, and system integrators, and we may face competition from emerging companies as well as established companies who have not previously entered this market. Additionally, we may be required to make substantial additional investments in our research, development, services, marketing, and sales functions in order to respond to competition, and there can be no assurance that we will be able to compete successfully in the future.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•greater name recognition, longer operating histories, and larger customer bases;

•larger sales and marketing budgets and resources and the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•broader, deeper, or otherwise more established relationships with technology, channel and distribution partners, and customers;

•wider geographic presence or greater access to larger potential customer bases;

•greater focus in specific geographies;

•lower labor and research and development costs;

•larger and more mature intellectual property portfolios; and

•substantially greater financial, technical, and other resources to provide services, to make acquisitions, and to develop and introduce new products and capabilities.

In addition, some of our larger competitors have substantially broader and more diverse product and service offerings and may be able to leverage their relationships with distribution partners and customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our software, including by selling at zero or negative margins, product bundling, or offering closed technology software. Potential customers may also prefer to purchase from their existing provider rather than a new provider regardless of software performance or features. As a result, even if the features of our software offer advantages that others do not, customers may not purchase our software. These larger competitors often have broader product lines and market focus or greater resources and may therefore not be as susceptible to economic downturns or other significant reductions in capital spending by customers. If we are unable to sufficiently differentiate our software from the integrated or bundled products of our competitors, such as by offering enhanced functionality, performance, or value, we may see a decrease in demand for these offerings, which could adversely affect our business, financial condition, and results of operations.

In addition, new, innovative start-up companies and larger companies that are making significant investments in research and development may introduce products that have greater performance or functionality, are easier to implement or use, incorporate technological advances that we have not yet developed, or implemented or may invent similar or superior software and technologies that compete with our software. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Some of our competitors have made or could make acquisitions of businesses that allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote greater resources to bring these products and services to market, initiate or withstand substantial price competition, or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market, or our failure to compete effectively, may result in fewer orders, reduced revenue and margins, and loss of market share. In addition, it is possible that industry consolidation may impact customers’ perceptions of the viability of smaller or even mid-size software firms and consequently customers’ willingness to purchase from such firms.

We may not compete successfully against our current or potential competitors. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected. In addition, companies competing with us may have an entirely different pricing or distribution model. Increased competition could result in fewer customer orders, price reductions, reduced margins, and loss of market share, any of which could harm our business and results of operations.

Our culture emphasizes rapid innovation and advancement of successful hires who may, in some cases, have limited prior industry expertise and prioritizes customer outcomes over short-term financial results, and if we cannot maintain or properly manage our culture as we grow, our business may be harmed.

We have a culture that encourages employees to quickly develop and launch key technologies and software intended to solve our customers’ most important problems and prioritizes the advancement of employees to positions of significant responsibility based on merit despite, in some cases, limited prior work or industry experience. Some of our hiring into technical roles comes through our internship program or from candidates joining us directly from undergraduate or graduate engineering programs rather than industry hires. Successful entry-level hires are often quickly advanced and rewarded with significant responsibilities, including in important customer-facing roles as project managers, development leads, and product managers. Larger competitors, such as defense contractors, system integrators, and large software and service companies that traditionally target large enterprises typically have more sizeable direct sales forces staffed by individuals with significantly more industry experience than our customer-facing personnel, which may negatively impact our ability to compete with these larger competitors. As our business grows and becomes more complex, the staffing of customer-facing personnel, some of whom may have limited industry experience, may result in unintended outcomes or in decisions that are poorly received by customers or other stakeholders. For example, in many cases we launch, at our expense, pilot deployments with customers without a long-term contract in place, and some of those deployments have not resulted in the customer’s adoption or expansion of its use of our software and services, or the generation of significant, or any, revenue or payments. In addition, as we continue to grow, including geographically, we may find it difficult to maintain our culture.

Our culture also prioritizes customer outcomes over short-term financial results, and we frequently make product and service decisions that may reduce our short-term revenue or cash flow if we believe that the decisions are consistent with our mission and responsive to our customers’ goals and thereby have the potential to improve our financial performance over the long term. These decisions may not produce the long-term benefits and results that we expect or may be poorly received in the short term by our investors, in which case our customer growth and our business, financial condition, and results of operations may be harmed.

We may not enter into relationships in select countries or with potential customers if their activities or objectives are inconsistent with our mission or values.

We generally do not enter into business with customers or governments whose positions or actions we consider inconsistent with our mission to support Western liberal democracy and its strategic allies. Our decisions to not enter into these relationships may not produce the long-term financial benefits and results that we expect, in which case our growth prospects, business, and results of operations could be harmed. Although we endeavor to do business with customers and governments that are aligned with our mission and values, we cannot predict how the activities and values of our government and private sector customers will evolve over time, and they may evolve in a manner inconsistent with our mission.

Joint ventures, channel sales relationships, platform partnerships, strategic alliances, or subcontracting opportunities may have a material adverse effect on our business, results of operations and prospects.

We expect to continue to enter into joint ventures, channel sales relationships (including original equipment manufacturer (“OEM”) and reseller relationships), platform partnerships, strategic alliances, and subcontracting relationships as part of our long-term business strategy. Joint ventures, channel sales relationships, platform partnerships, strategic alliances, subcontracting relationships, and other similar arrangements involve significant investments of both time and resources, and there can be no assurances that they will be successful. They may present significant challenges and risks, including that they may not advance our business strategy, we may get an unsatisfactory return on our investment or lose some or all of our investment, they may distract management and divert resources from our core business, including our business development and product development efforts, they may expose us to unexpected liabilities, they may conflict with our increased sales hiring and direct sales strategy, or we may choose a partner that does not cooperate as we expect them to and that fails to meet its obligations or that has economic, business, or legal interests or goals that are inconsistent with ours.

For example, in May 2021, we entered into a Joint Venture Agreement with JASINT Consulting and Technologies, LLC to pursue various federal government opportunities. The agreement allowed us to share the considerable investment costs for the proposal and offer the customer the ability to award the contract to a single entity with considerable incumbency, but there is no guarantee the venture will be awarded the contract or any of the associated costs will be recovered.

Entry into certain joint ventures, channel sales relationships, platform partnerships, or strategic alliances now or in the future may be subject to government regulation, including review by U.S. or foreign government entities related to foreign direct investment. If a joint venture or similar arrangement were subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

As our joint ventures, channel sales relationships, platform partnerships, and strategic alliances come to an end or terminate, we may be unable to renew or replace them on comparable terms, or at all. When we enter into joint ventures, channel sales relationships, platform partnerships, and strategic alliances, our partners may be required to undertake some portion of sales, marketing, implementation services, engineering services, or software configuration that we would otherwise provide. In such cases, our partner may be less successful than we would have otherwise been absent the arrangement and our ability to influence, or have visibility into, the sales, marketing, and related efforts of our partners may be limited. In the event we enter into an arrangement with a particular partner, we may be less likely (or unable) to work with one or more direct competitors of our partner with which we would have worked absent the arrangement. We may have interests that are different from our joint venture partners and/or which may affect our ability to successfully collaborate with a given partner. Similarly, one or more of our partners in a joint venture, channel sales relationship, platform partnership, or strategic alliance may independently suffer a bankruptcy or other economic hardship that negatively affects its ability to continue as a going concern or successfully perform on its obligation under the arrangement. Moreover, we cannot guarantee that the partners with whom we have strategic relationships will continue to devote the resources necessary to expand our reach and increase our distribution. In addition, customer satisfaction with our products provided in connection with these arrangements may be less favorable than anticipated, negatively impacting anticipated revenue growth and results of operations of arrangements in question. Further, some of our strategic partners offer competing products and services or work with our competitors. As a result of these and other factors, many of the companies with which we have or are seeking joint ventures, channel sales relationships, platform partnerships, or strategic alliances may choose to pursue alternative technologies and develop alternative products and services in addition to or in lieu of our software, either on their own or in collaboration with others, including our competitors. If we are unsuccessful in establishing or maintaining our relationships with these partners, our ability to compete in a given marketplace or to grow our revenue would be impaired, and our results of operations may suffer. Even if we are successful in establishing and maintaining these relationships with our partners, we cannot assure you that these relationships will result in increased customer usage of our software or increased revenue. Additionally, if our partners’ brand, reputation, or products are negatively impacted in any way, that could impact our expected outcomes in those markets.

In addition, some of our sales to government entities have been made, and in the future may be made, indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our software to these customers in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to renew its subscription for our software, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

Further, winding down joint ventures, channel sales relationships, platform partnerships, or other strategic alliances can result in additional costs, litigation, and negative publicity. Any of these events could adversely affect our business, financial condition, results of operations, and growth prospects.

We have business and customer relationships with certain entities who are stockholders or are affiliated with our directors, or both, and conflicts of interest may arise because of such relationships.

Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, in July 2021, we entered into a Memorandum of Understanding (MOU) with UAV Factory, a company owned by AE Industrial Partners, whereby BigBear.ai will develop AI/ML capabilities for UAV Factory’s unmanned systems and components used in autonomous operations within the commercial and defense markets. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

If we are not successful in executing our strategy to increase our sales to larger customers, our results of operations may suffer.

An important part of our growth strategy is to increase sales of our software to large enterprises and government entities. Sales to large enterprises and government entities involve risks that may not be present (or that are present to a lesser extent) with sales to small-to-mid-sized entities, especially in commercial markets. These risks include:

•increased leverage held by large customers in negotiating contractual arrangements with us;

•changes in key decision makers within these organizations that may negatively impact our ability to negotiate in the future;

•customer IT departments may perceive that our software and services pose a threat to their internal control and advocate for legacy or internally developed solutions over our software;

•resources may be spent on a potential customer that ultimately elects not to purchase our software and services;

•more stringent requirements in our service contracts, including stricter service response times, and increased penalties for any failure to meet service requirements;

•increased competition from larger competitors, such as defense contractors, system integrators, or large software and service companies that traditionally target large enterprises and government entities and that may already have purchase commitments from those customers; and

•less predictability in completing some of our sales than we have with smaller customers.

Large enterprises and government entities often undertake a significant evaluation process that results in a lengthy sales cycle, in some cases over 12 months, requiring approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term pilot deployments of our software at no or minimal cost. We sometimes spend substantial time, effort, and money in our sales efforts without producing any sales. The success of the investments that we make depends on factors such as our ability to identify potential customers for which our software has an opportunity to add significant value to the customer’s organization, our ability to identify and agree with the potential customer on an appropriate pilot deployment to demonstrate the value of our software, and whether we successfully execute on such pilot deployment. Even if the pilot deployment is successful, we or the customer could choose not to enter into a larger contract for a variety of reasons. For example, product purchases by large enterprises and government entities are frequently subject to budget constraints, leadership changes, multiple approvals, and unplanned administrative, processing, and other delays, any of which could significantly delay or entirely prevent our realization of sales.

Finally, large enterprises and government entities typically (i) have longer implementation cycles, (ii) require greater product functionality and scalability and a broader range of services, including design services, (iii) demand that vendors take on a larger share of risks, (iv) sometimes require acceptance provisions that can lead to a delay in revenue recognition, (v) typically have more complex IT and data environments, and (vi) expect greater payment flexibility from vendors. Customers, and sometimes we, may also engage third parties to be the users of our software, which may result in contractual complexities and risks, require additional investment of time and human resources to train the third parties and allow third parties (who may be building competitive projects or engaging in other competitive activities) to influence our customers’ perception of our software. All these factors can add further risk to business conducted with these customers. If sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, financial condition, results of operations, and growth prospects could be materially and adversely affected.

The ongoing global COVID-19 outbreak has significantly affected our business and operations.

The COVID-19 pandemic, and the numerous variants that have emerged in the last year, such as the Delta and Omicron variants, have had a significant and sustained negative impact on the global economy. It is unclear how long nations, populations, economies, and businesses will have to operate under the current conditions. Specifically, the COVID-19 pandemic has created headwinds for our business in the form of slower customer operations, longer sales cycles, delayed contract awards, difficulty traveling to or meeting with prospective customers, and decreasing customer budgets as resources are focused on mitigating the impact of the pandemic.

Our internal measures to protect our workforce, including office closures, remote work arrangements, vaccination awareness campaigns, and office sanitization/disinfecting have been extremely successful, but there remain facets of our operations that are outside of our control. For that reason, we cannot guarantee that our business will not be materially impacted by COVID-19 in the future. Among the largest potential impacts is the speed at which our government customers can return to normal operations, update procurement schedules, and award upcoming contracts. Our financial projections are largely based on advertised contract award dates, and changes to those schedules (when and if they are provided) may substantially impact our operations.

Moreover, to the extent the COVID-19 pandemic adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including but not limited to, those related to our ability to increase sales to existing and new customers, continue to perform on existing contracts, develop and deploy new technologies, expand our marketing capabilities and sales organization, generate sufficient cash flow to service our indebtedness, and comply with the covenants in the agreements that govern our indebtedness. The extent to which the COVID-19 pandemic will ultimately affect our financial condition and results of operations is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the ability of pharmaceutical companies and governments to continue to manufacture and distribute those vaccines, changes to interest rates, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. Any one or a combination of these factors could negatively impact our business, financial condition and results of operations and prospects.

Unfavorable conditions in our industry or the global economy, or reductions in IT spending, could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. Political and military events in Ukraine, including the ongoing tensions and state of war between Ukraine and Russia, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations.

If the market for our software and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.

The market for our software is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our software and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security incidents, loss of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our software, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the COVID-19 pandemic), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our software, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.

We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we plan to increasingly focus on such customers, including in the manufacturing, supply chain, and commercial space industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. As of December 31, 2021, we had approximately $195 million of indebtedness. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next 12 months, additional funds may be required if our commercial sales do not develop as quickly as planned. If we require additional financing, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

•develop new products, features, capabilities, and enhancements;

•continue to expand our product development, sales, and marketing organizations;

•hire, train, and retain employees;

•respond to competitive pressures or unanticipated working capital requirements; or

•pursue acquisition or other growth opportunities.

Our inability to take any of these actions because adequate funds are not available on acceptable terms could have an adverse impact on our business, financial condition, results of operations, and growth prospects.

We may need to raise additional capital, which may not be available on favorable terms, if at all, and which may cause dilution to stockholders, restrict our operations or adversely affect our ability to operate our business.

Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of our products, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control. Furthermore, the Indenture governing the 2026 Convertible Notes contains limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing stockholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing stockholders.

Our ability to generate the amount of cash needed to pay interest and principal on any indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, any indebtedness depends on our financial and operating performance and prevailing economic and competitive conditions. Certain of these financial and business factors, many of which may be beyond our control, are described above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. Even if successful, actions taken to improve short-term liquidity to meet our debt service and other obligations could harm our long-term business prospects, financial condition, and results of operations.

We cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing guarantees on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

Our Credit Agreement, our Indenture governing our 2026 Convertible Notes and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•create liens on certain assets;

•incur additional debt or issue new equity;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•sell certain assets.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility is secured by substantially all of our assets. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our credit agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our secured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, the 2026 Convertible Notes mature on December 15, 2026. There are no assurances that that we will have sufficient funds available to satisfy the 2026 Convertible Notes at maturity, or that the holders will elect to convert the 2026 Convertible Notes into shares of our Common Stock.

As of December 31, 2021, we were in compliance with all covenants and restrictions associated with our debt agreements.

We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments.

As part of our business strategy, we have engaged in strategic transactions in the past and expect to evaluate and consider potential strategic transactions, including acquisitions of, or investments in, businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses to expand our products or our ability to provide services. An acquisition, investment or business relationship may result in unforeseen risks, operating difficulties and expenditures, including the following:

•an acquisition may negatively affect our financial results because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

•costs and potential difficulties associated with the requirement to test and assimilate the internal control processes of the acquired business;

•we may encounter difficulties or unforeseen expenditures assimilating or integrating the businesses, technologies, infrastructure, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us or if we are unable to retain key personnel, if their technology is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise;

•we may not realize the expected benefits of the acquisition;

•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, and distract our management;

•an acquisition may result in a delay or reduction of customer purchases for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•the potential impact on relationships with existing customers, vendors, and distributors as business partners as a result of acquiring another company or business that competes with or otherwise is incompatible with those existing relationships;

•the potential that our due diligence of the acquired company or business does not identify significant problems or liabilities, or that we underestimate the costs and effects of identified liabilities;

•exposure to litigation or other claims in connection with, or inheritance of claims or litigation risk as a result of, an acquisition, including but not limited to claims from former employees, customers, or other third parties, which may differ from or be more significant than the risks our business faces;

•potential goodwill impairment charges related to acquisitions;

•we may encounter difficulties in, or may be unable to, successfully sell any acquired products;

•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

•an acquisition may require us to comply with additional laws and regulations, or to engage in substantial remediation efforts to cause the acquired company to comply with applicable laws or regulations, or result in liabilities resulting from the acquired company’s failure to comply with applicable laws or regulations;

•our use of cash to pay for an acquisition would limit other potential uses for our cash;

•if we incur debt to fund such acquisition, such debt may subject us to material restrictions on our ability to conduct our business as well as financial maintenance covenants; and

•to the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have a material adverse effect on our business, results of operations, and financial condition. Moreover, we cannot assure you that we would not be exposed to unknown liabilities.

Certain revenue metrics such as net dollar-based retention rate or annual recurring revenue may not be accurate indicators of our future financial results.

Other subscription-based software companies often report on metrics such as net dollar-based revenue retention rate, annual recurring revenue or other revenue metrics, and investors and analysts sometimes look to these metrics as indicators of business activity in a period for businesses such as ours. However, given our large concentration of business with government customers through non-traditional contract arrangements, these metrics may not be relevant, available, or representative of the success of our operations. The gain or loss of even a single high-value customer contract could cause significant volatility in these metrics. If investors and analysts view our business through these metrics, the trading price of our common stock may be adversely affected.

Risks Related to Intellectual Property, Information Technology, Data Privacy and Security

If any of the systems of any third parties upon which we rely, our customers’ cloud or on-premises environments, or our internal systems, are breached or if unauthorized access to customer or third-party data is otherwise obtained, public perception of our software and services may be harmed, and we may lose business and incur losses or liabilities.

Our success depends in part on our ability to provide effective data security protection in connection with our software and services, and we rely on information technology networks and systems to securely store, transmit, index, and otherwise process electronic information. Because our software is used by our customers to store, transmit, index, or otherwise process and analyze large data sets that often contain proprietary, confidential, and/or sensitive information (including in some instances personal or identifying information and personal health information), our software is perceived as an attractive target for attacks by computer hackers or others seeking unauthorized access, and our software faces threats of unintended exposure, exfiltration, alteration, deletion, or loss of data. Additionally, because many of our customers use our software to store, transmit, and otherwise process proprietary, confidential, or sensitive information, and complete mission critical tasks, they have a lower risk tolerance for security vulnerabilities in our software and services than for vulnerabilities in other, less critical, software products and services.

We, and the third-party vendors upon which we rely, have experienced, and may in the future experience, cybersecurity threats, including threats or attempts to disrupt our information technology infrastructure and unauthorized attempts to gain access to sensitive or confidential information. Our and our third-party vendors’ technology systems may be damaged or compromised by malicious events, such as cyberattacks (including computer viruses, malicious and destructive code, phishing attacks, and denial of service attacks), physical or electronic security breaches, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, and human error. Such attacks or security breaches may be perpetrated by internal bad actors, such as employees or contractors, or by third parties (including traditional computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors). Cybersecurity threats can employ a wide variety of methods and techniques, which may include the use of social engineering techniques, are constantly evolving, and have become increasingly complex and sophisticated; all of which increase the difficulty of detecting and successfully defending against them. Furthermore, because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until after they are launched against a target, we and our third-party vendors may be unable to anticipate these techniques or implement adequate preventative measures. Although prior cyberattacks directed at us have not had a material impact on our financial results, and we are continuing to bolster our threat detection and mitigation processes and procedures, we cannot guarantee that future cyberattacks, if successful, will not have a material impact on our business or financial results. While we have security measures in place to protect our information and our customers’ information and to prevent data loss and other security breaches, we have not always been able to do so and there can be no assurance that in the future we will be able to anticipate or prevent security breaches or unauthorized access of our information technology systems or the information technology systems of the third-party vendors upon which we rely. Despite our implementation of network security measures and internal information security policies, data stored on personnel computer systems is also vulnerable to similar security breaches, unauthorized tampering, or human error.

Many governments have enacted laws requiring companies to provide notice of data security incidents involving certain types of data, including personal data. In addition, most of our customers, including U.S. government customers, contractually require us to notify them of data security breaches. If an actual or perceived breach of security measures, unauthorized access to our system or the systems of the third-party vendors that we rely upon, or any other cybersecurity threat occurs, we may face direct or indirect liability, costs, or damages, contract termination, our reputation in the industry and with current and potential customers may be compromised, our ability to attract new customers could be negatively affected, and our business, financial condition, and results of operations could be materially and adversely affected.

Further, unauthorized access to our or our third-party vendors’ information technology systems or data or other security breaches could result in the loss of information; significant remediation costs; litigation, disputes, regulatory action, or investigations that could result in damages, material fines, and penalties; indemnity obligations; interruptions in the operation of our business, including our ability to provide new product features, new software, or services to our customers; damage to our operation technology networks and information technology systems; and other liabilities. Moreover, our remediation efforts may not be successful. Any or all of these issues, or the perception that any of them have occurred, could negatively affect our ability to attract new customers, cause existing customers to terminate or not renew their agreements, hinder our ability to obtain and maintain required or desirable cybersecurity certifications, and result in reputational damage, any of which could materially adversely affect our results of operations, financial condition, and future prospects. There can be no assurance that any limitations of liability provisions in our license arrangements with customers or in our agreements with vendors, partners, or others would be enforceable, applicable, or adequate or would otherwise protect us from any such liabilities or damages with respect to any claim.

We maintain cybersecurity insurance and other types of insurance, subject to applicable deductibles and policy limits, but our insurance may not be sufficient to cover all costs, claims, or liabilities associated with a potential data security incident. In addition, our insurance may not protect us against all claims and losses related to our software or a data security incident due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks. We also cannot be sure that our existing general liability insurance coverage and coverage for cyber liability or errors or omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our financial condition.

Issues in the use of AI and ML in our software may result in reputational harm or liability.

AI is enabled by or integrated into some of our software and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

We depend on computing infrastructure operated by Amazon Web Services (AWS) and other third parties to support some of our customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS, in order to host or operate some or all of certain key platform features or functions of our business, including our cloud-based services, customer relationship management activities, billing and order management, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our software and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our software become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our software, cause our software to fail, cause our revenue and margins to decline, or cause our reputation and brand to be damaged, and we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

We have experienced, and may in the future experience, disruptions, failures, data loss, outages, and other performance problems with our infrastructure and cloud-based offerings due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, employee misconduct, capacity constraints, denial of service attacks, phishing attacks, computer viruses, malicious or destructive code, or other security-related incidents, and our disaster recovery planning may not be sufficient for all situations. If we experience disruptions, failures, data loss, outages, or other performance problems, our business, financial condition, and results of operations could be adversely affected.

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises such as the COVID-19 pandemic, geopolitical and similar events, or acts of misconduct. Moreover, we have business operations in San Diego, California, which is a seismically active region. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

Furthermore, our software are in many cases important or essential to our customers’ operations, including in some cases, their cybersecurity or oversight and compliance programs, and subject to service level agreements (“SLAs”). Any interruption in our service, whether as a result of an internal or third-party issue, could damage our brand and reputation, cause our customers to terminate or not renew their contracts with us or decrease use of our software and services, require us to indemnify our customers against certain losses, result in our issuing credit or paying penalties or fines, subject us to other losses or liabilities, cause our software to be perceived as unreliable or unsecure, and prevent us from gaining new or additional business from current or future customers, any of which could harm our business, financial condition, and results of operations.

Moreover, to the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected. The provisioning of additional cloud hosting capacity requires lead time. AWS and other third parties have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If any third parties increase pricing terms, terminate, or seek to terminate our contractual relationship, establish more favorable relationships with our competitors, or change or interpret their terms of service or policies in a manner that is unfavorable with respect to us, we may be required to transfer to other cloud providers or invest in a private cloud. If we are required to transfer to other cloud providers or invest in a private cloud, we could incur significant costs and experience possible service interruption in connection with doing so, or risk loss of customer contracts if they are unwilling to accept such a change.

A failure to maintain our relationships with our third-party providers (or obtain adequate replacements), and to receive services from such providers that do not contain any material errors or defects, could adversely affect our ability to deliver effective products and solutions to our customers and adversely affect our business and results of operations.

Our policies regarding customer confidential information and support for individual privacy and civil liberties could cause us to experience adverse business and reputational consequences.

We strive to protect our customers’ confidential information and individuals’ privacy consistent with applicable laws, directives,

and regulations. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our software in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers or portions of the public arising from concerns over privacy or the government’s activities.

Failure to adequately obtain, maintain, protect and enforce our intellectual property and other proprietary rights could adversely affect our business.

Our success and ability to compete depends in part on our ability to protect our proprietary methods and technologies in the United States and other jurisdictions outside the United States so that we can prevent others from using our inventions and proprietary information and technology. Despite our efforts, third parties may attempt to disclose, obtain, copy, or use our intellectual property or other proprietary information or technology without our authorization, and our efforts to protect our intellectual property and other proprietary rights may not prevent such unauthorized disclosure or use, misappropriation, infringement, reverse engineering or other violation of our intellectual property or other proprietary rights.

We have devoted substantial resources to the development of our proprietary software. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent unauthorized disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights or develop similar technologies and processes.

Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any jurisdiction in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our software, brand, and other intangible assets may be diminished, and competitors may be able to more effectively replicate our software products. Any of these events would harm our business.

In addition, we may be the subject of intellectual property infringement or misappropriation claims, which could be very time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages if we are found to have infringed patents, copyrights, trademarks, or other intellectual property rights, or breached trademark co-existence agreements or other intellectual property licenses and could require us to cease using or to rebrand all or portions of our software. Any of our patents, copyrights, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

In addition, any of our copyrights, trademarks, or other intellectual property or proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop products, services, and technology similar to or duplicative of our software. In addition to protection under intellectual property laws, we rely on confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers, and generally limit access to and distribution of our proprietary information. However, we cannot be certain that we have entered into such agreements with all parties who may have or have had access to our confidential information or that the agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions can be difficult to enforce, and even if successfully enforced, may not be entirely effective. We cannot guarantee that any of the measures we have taken will prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. Because we may be an attractive target for cyberattacks, we also may have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part.

We may in the future be subject to intellectual property rights claims, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property or other proprietary rights of third parties. Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently pursue litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantial resources to enforce their intellectual property rights and to defend claims that may be brought against them. Such litigation also may involve non-practicing patent assertion entities or companies who use their patents to extract license fees by threatening costly litigation or that have minimal operations or relevant product revenue and against whom our patents may provide little or no deterrence or protection. While we have not received any notices to date, we may receive notices in the future that claim we have infringed, misappropriated, misused, or otherwise violated other parties’ intellectual property rights, and, to the extent we become exposed to greater visibility, we face a higher risk of being the subject of intellectual property infringement, misappropriation or other violation claims, which is not uncommon with respect to software technologies in particular. There may be third-party intellectual property rights, including issued patents or pending patent applications, that cover significant aspects of our technologies, or business methods. There may also be third-party intellectual property rights, including trademark registrations and pending applications, that cover the goods and services that we offer in certain regions. We may also be exposed to increased risk of being the subject of intellectual property infringement, misappropriation, or other violation claims as a result of acquisitions and our incorporation of open source and other third-party software into, or new branding for, our software, as, among other things, we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement, misappropriation, or other violation risks. In addition, former employers of our current, former, or future employees may assert claims that such employees have improperly disclosed to us confidential or proprietary information of these former employers. Any intellectual property claims, with or without merit, are difficult to predict, could be very time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, and may not be covered by the insurance that we carry. These claims could subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed a third party’s intellectual property rights. These claims could also result in our having to stop using technology, branding or marks found to be in violation of a third party’s rights and any necessary rebranding could result in the loss of goodwill. We could be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our expenses. As a result, we could be required to develop alternative non-infringing technology, branding or marks, which could require significant effort and expense. If we cannot license rights or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of one or more of our software or features, we could lose existing customers, and we may be unable to compete effectively. Any of these results would harm our business, financial condition, and results of operations.

Further, certain of our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement, misappropriation, or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

Real or perceived errors, failures, defects, or bugs in our software could adversely affect our results of operations and growth prospects.

Because we offer very complex software, undetected errors, defects, failures, or bugs may occur, especially when software or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our software is often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our software or may expose undetected errors, failures, or bugs in our software. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our software and can also delay the development or release of new software or capabilities or new versions of software, adversely affect our reputation and our customers’ willingness to buy software from us, and adversely affect market acceptance or perception of our software. Many of our customers use our software in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our software than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of software or allegations of unsatisfactory performance or errors, defects or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our software could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our software resulting in a security breach or perceived product failure. Real or perceived errors, failures, or bugs in our software and services, or dissatisfaction with our services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or we may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although we have limitation of liability provisions in certain of our customer agreements, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect us from such claims and related liabilities and costs. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our software and services, but our insurance coverage may not adequately cover all claims and liabilities asserted against us. In addition, our insurance may not protect us against all losses due to specified exclusions, deductibles and material change limitations and it may be difficult to insure against certain risks. Even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

In addition, our software integrates a wide variety of other elements, and our software must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our software, it may be difficult to identify the sources of these problems, and we may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of other elements in a customer’s or another vendor’s IT, security, or compliance infrastructure. The occurrence of software or errors in data, whether or not caused by our software, could delay or reduce market acceptance of our software and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to our software, the market perception of the effectiveness of our software could be harmed. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our software and services should we not be able to continue or obtain a commercially reasonable license to such technology.

Our software may include intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these software or to seek new licenses for existing or new software or other products. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy, or reputational concerns, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs, delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our software, and may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the inclusion in our software of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our software from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.

In addition, any data that we license from third parties for potential use in our software may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our software is perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our software becoming inoperable or the performance of our software being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our software or a material increase in the costs of licensing, and we may experience decreased demand for our software.

Our software contains “open source” software, and any failure to comply with the terms of one or more of these open source licenses could negatively affect our business.

Our software is distributed with software licensed by its authors or other third parties under “open source” licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license these modifications or derivative works under the terms of a particular open-source license or other license granting third-parties certain rights of further use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain provisions of the open-source licenses, be required to release the source code of our proprietary software. In addition to risks related to license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide updates, warranties, support, indemnities, assurances of title, or controls on origin of the software. Likewise, some open-source projects have known security and other vulnerabilities and architectural instabilities, or are otherwise subject to security attacks due to their wide availability, and are provided on an “as-is” basis. We have established processes to help alleviate these risks, including a review process for screening requests from our development organization for the use of open source software, and the use of software tools to review our source code for open source software, but we cannot be sure that all open source software is submitted for approval prior to use in our software or that such software tools will be effective. In addition, open source license terms may be ambiguous and many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to re-engineer our software, to release proprietary source code, to discontinue the sale of our software in the event re-engineering could not be accomplished on a timely basis, or to take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, results of operations, financial condition, and growth prospects. In addition, if the open source software we use is no longer maintained by the relevant open source community, then it may be more difficult to make the necessary revisions to our software, including modifications to address security vulnerabilities, which could impact our ability to mitigate cybersecurity risks or fulfill our contractual obligations to our customers. We may also face claims from others seeking to enforce the terms of an open source license, including by demanding release of the open source software, derivative works or our proprietary source code that was developed using such software. Such claims, with or without merit, could result in litigation, could be time-consuming and expensive to settle or litigate, could divert our management’s attention and other resources, could require us to lease some of our proprietary code, or could require us to devote additional research and development resources to change our software, any of which could adversely affect our business.

Additionally, we have intentionally made certain proprietary software available on an open source basis, both by contributing modifications back to existing open source projects, and by making certain internally developed tools available pursuant to open source licenses, and we plan to continue to do so in the future. While we have established procedures, including a review process for any such contributions, which is designed to protect any code that may be competitively sensitive, we cannot guarantee that this process has always been applied consistently. Even when applied, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code for competitive purposes, or for commercial or other purposes beyond what we intended.

Many of these risks associated with usage of open source software could be difficult to eliminate or manage, and could, if not properly addressed, negatively affect the performance of our offerings and our business.

Risks Related to Legal, Regulatory and Accounting

Our estimates and projections may prove to be inaccurate and certain of our assets may be at risk of future impairment.

The accounting for some of our most significant activities is based on judgments and estimates, which are complex and subject to many variables. For example, accounting for sales using the percentage-of-completion method requires that we assess risks and make assumptions regarding schedule, cost, technical and performance issues for numerous contracts, many of which are long-term in nature. Additionally, we initially allocate the purchase price of acquired businesses based on a preliminary assessment of the fair value of identifiable assets acquired and liabilities assumed. For significant acquisitions, we may use a one-year measurement period to analyze and assess a number of factors used in establishing the asset and liability fair values as of the acquisition date which could result in adjustments to asset and liability balances.

We have $91.6 million of goodwill assets recorded on our consolidated balance sheet as of December 31, 2021, from previous acquisitions, which represents approximately 24% of our total assets as of the end of this period. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill. Business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired.

Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or otherwise harm our business.

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act (“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA will go into effect on January 1, 2023 instilling enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which will begin carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their obligations. We cannot yet fully predict the impact of the CCPA and CPRA on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our software and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

The overarching complexity of privacy and data protection laws and regulations around the world pose a compliance challenge that could manifest in costs, damages, or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the malicious or inadvertent breach of applicable privacy and data protection requirements by us, our employees, our business partners, or our customers.

In addition to government regulation, self-regulatory standards and other industry standards may legally or contractually apply to us, be argued to apply to us, or we may elect to comply with such standards or to facilitate our customers’ compliance with such standards. Because privacy, data protection, and information security are critical competitive factors in our industry, we may make statements on our website, in marketing materials, or in other settings about our data security measures and our compliance with, or our ability to facilitate our customers’ compliance with, these standards. We also expect that there will continue to be new proposed laws and regulations concerning privacy, data protection, and information security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws and regulations, industry standards, or other obligations may have on our business. New laws, amendments to or re-interpretations of existing laws and regulations, industry standards, and contractual and other obligations may require us to incur additional costs and restrict our business operations. As these legal regimes relating to privacy, data protection, and information security continue to evolve, they may result in ever-increasing public scrutiny and escalating levels of enforcement and sanctions. Furthermore, because the interpretation and application of laws, standards, contractual obligations and other obligations relating to privacy, data protection, and information security are uncertain, these laws, standards, and contractual and other obligations may be interpreted and applied in a manner that is, or is alleged to be, inconsistent with our data management practices, our policies or procedures, or the features of our software, or we may simply fail to properly develop or implement our practices, policies, procedures, or features in compliance with such obligations. If so, in addition to the possibility of fines, lawsuits, and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to fulfill existing obligations, make enhancements, or develop new software and features could be limited. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our software.

These existing and proposed laws and regulations can be costly to comply with and can make our software and services less effective or valuable, delay or impede the development of new products, result in negative publicity, increase our operating costs, require us to modify our data handling practices, limit our operations, impose substantial fines and penalties, require significant management time and attention, or put our data or technology at risk. Any failure or perceived failure by us or our software to comply with the laws, regulations, directives, policies, industry standards, or legal obligations of the U.S., European Union, or other governmental or non-governmental bodies at the regional, national, or supra-national level relating to privacy, data protection, or information security, or any security incident that results in actual or suspected loss of or the unauthorized access to, or acquisition, use, release, or transfer of, personal information, personal data, or other customer or sensitive data or information may result in governmental investigations, inquiries, enforcement actions and prosecutions, private claims and litigation, indemnification or other contractual obligations, other remedies, including fines or demands that we modify or cease existing business practices, or adverse publicity, and related costs and liabilities, which could significantly and adversely affect our business and results of operations.

Failure to comply with governmental laws and regulations could harm our business, and we may be the subject of legal and regulatory inquiries, which may result in monetary payments or may otherwise negatively impact our reputation, business, and results of operations.

Our business is subject to regulation by various federal, state, local, and foreign governments in which we operate. In certain jurisdictions, the regulatory requirements imposed by foreign governments may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, administrative proceedings, sanctions, enforcement actions, disgorgement of profits, fines, damages, litigation, civil and criminal penalties, termination of contracts, exclusion from sales channels or sales opportunities, injunctions, or other consequences. Such matters may include, but are not limited to, claims, disputes, allegations, or investigations related to alleged violations of laws or regulations relating to anti-corruption requirements, lobbying or conflict-of-interest requirements, export or other trade controls, data privacy or data protection requirements, or laws or regulations relating to employment, procurement, cybersecurity, securities, or antitrust/competition requirements. The effects of recently imposed and proposed actions are uncertain because of the dynamic nature of governmental action and responses. We may be subject to government inquiries that drain our time and resources, tarnish our brand among customers and potential customers, prevent us from doing business with certain customers or markets, including government customers, affect our ability to hire, attract and maintain qualified employees, or require us to take remedial action or pay penalties. From time to time, we receive formal and informal inquiries from governmental agencies and regulators regarding our compliance with laws and regulations or otherwise relating to our business or transactions. Any negative outcome from such inquiries or investigations or failure to prevail in any possible civil or criminal litigation could adversely affect our business, reputation, financial condition, results of operations, and growth prospects.

We may become involved in legal, regulatory, and administrative inquiries and proceedings, and unfavorable outcomes in litigation or other matters could negatively impact our business, financial conditions, and results of operations.

We may, from time to time, be involved in and subject to litigation or proceedings for a variety of claims or disputes, or regulatory inquiries. These claims, lawsuits, and proceedings could involve labor and employment, discrimination and harassment, commercial disputes, intellectual property rights (including patent, trademark, copyright, trade secret, and other proprietary rights), class actions, general contract, tort, defamation, data privacy rights, antitrust, common law fraud, government regulation, or compliance, alleged federal and state securities and “blue sky” law violations or other investor claims, and other matters. Derivative claims, lawsuits, and proceedings, which may, from time to time, be asserted against our directors by our stockholders, could involve breach of fiduciary duty, failure of oversight, corporate waste claims, and other matters. In addition, our business and results may be adversely affected by the outcome of currently pending and any future legal, regulatory, and/or administrative claims or proceedings, including through monetary damages or injunctive relief.

Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected due to the cost of enforcing the terms of our contracts through litigation. Litigation or other proceedings can be expensive and time consuming and can divert our resources and leadership’s attention from our primary business operations. The results of our litigation also cannot be predicted with certainty. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our software or business practices, and accordingly, our business, financial condition, or results of operations could be materially and adversely affected. Furthermore, if we accrue a loss contingency for pending litigation and determine that it is probable, any disclosures, estimates, and reserves we reflect in our financial statements with regard to these matters may not reflect the ultimate disposition or financial impact of litigation or other such matters. These proceedings could also result in negative publicity, which could harm customer and public perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

Since we may operate and sell our software and services around the world, we will be subject to the United States Foreign Corrupt Practices Act (“FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we currently or may do business, both domestic and abroad, including potentially the U.K. Bribery Act. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives, and agents that could be in violation of various laws including the FCPA. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. The FCPA or other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent improper payments. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA and other applicable anti-corruption laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition, and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant legal defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.

Governmental trade controls, including export and import controls, sanctions, customs requirements, and related regimes, could subject us to liability or loss of contracting privileges or limit our ability to compete in certain markets.

Our offerings are subject to U.S. export controls, including with respect to encryption technology incorporated into certain of our offerings. Certain of our controlled software offerings and the underlying technology may be exported outside of the United States or accessed by non-U.S. persons (wherever located) only with the required export authorizations, which may include license requirements in some circumstances. Additionally, our current or future products or services may be classified under the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce, Bureau of Industry and Security or as defense articles subject to the International Traffic in Arms Regulations (“ITAR”) administered by the U.S. Department of State, Directorate of Defense Trade Controls. If a product, or component of a product, is classified under the ITAR, or is ineligible for an encryption license exception under the EAR, then the product or component could be exported outside the United States (or accessed by non-U.S. persons) only if we obtain the applicable export license or qualify for a different license exception. In certain contexts, the services we provide might be classified as defense services subject to the ITAR separately from the products we provide. Compliance with the EAR, ITAR, and other applicable regulatory requirements regarding the export or deemed export of our products, including new releases of our products and/or the performance of services, may create delays in or increase the cost of the introduction of our products in non-U.S. markets, prevent our customers with non-U.S. operations from deploying our products throughout their global systems or, in some cases, prevent the export of our products to some countries altogether.

Furthermore, our activities are subject to the economic sanctions laws and regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control and U.S. Department of State, and other jurisdictions. Such controls prohibit the shipment or transfer of certain products and services without the required export authorizations or export to countries, governments, and persons targeted by applicable sanctions. We take precautions to prevent our offerings from being exported in violation of these laws, including: (i) seeking to proactively classify our software and obtain authorizations for the export and/or import of our software where appropriate, (ii) implementing certain technical controls and screening practices to reduce the risk of violations, and (iii) requiring compliance with U.S. export control and sanctions obligations in customer and vendor contracts. However, we cannot guarantee the precautions we take will prevent violations of export control and sanctions laws.

As discussed above, if we misclassify a product or service, export or provide access to a product or service in violation of applicable export control or sanctions laws or regulations, or otherwise fail to comply with export or sanctions laws or regulations, we may be denied export privileges or subjected to significant per violation fines or other penalties, and our software may be denied entry into other countries. Any decreased use of our software or limitation on our ability to export or sell our software would likely adversely affect our business, results of operations and financial condition. Violations of U.S. sanctions or export control laws can result in fines or penalties, including civil penalties of up to $300,000 or twice the value of the transaction, whichever is greater, per EAR violation and a civil penalty that could exceed $1,000,000 for ITAR violations, depending on the circumstances of the violation or violations. In the event of criminal knowing and willful violations of these laws, fines of up to $1,000,000 per violation and possible incarceration for responsible employees and managers could be imposed.

We also note that if we or our business partners or counterparties, including licensors and licensees, prime contractors, subcontractors, sublicensors, vendors, customers, contractors, or agents fail to obtain appropriate import, export, or re-export licenses or permits, notwithstanding regulatory requirements or contractual commitments to do so, or if we fail to secure such contractual commitments where necessary, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. For instance, violations of U.S. sanctions or export control laws can result in fines or penalties, including significant civil and criminal penalties per violation, depending on the circumstances of the violation or violations.

Negative consequences for violations or apparent violations of trade control laws or regulations may include the absolute loss of the right to sell our software or services to the government of the United States, or to other public bodies, or a reduction in our ability to compete for such sales opportunities. Further, complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other dual-use or defense technology or services, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our software or could limit our customers’ abilities to implement our software in those countries. Any new export restrictions, new legislation, changes in economic sanctions, or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or technologies targeted by such regulations, could result in decreased use of our software by existing customers with non-U.S. operations, declining adoption of our software by new customers with non-U.S. operations, limitation of our expansion into new markets, and decreased revenue.

Changes in accounting principles or their application to us could result in unfavorable accounting charges or effects, which could adversely affect our results of operations and growth prospects.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, intangible assets, including goodwill, and income taxes.

We could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the U.S. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. tax laws. Tax authorities may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest, or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2021, we had $34.7 million of U.S. federal and $46.0 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2031. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the Code. BigBear.ai or its subsidiaries may have previously undergone an “ownership change.” In addition, the Business Combination, or future issuances or sales of our common stock, including certain transactions involving our common stock that are outside of its control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, including in connection with the Business Combination, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes BigBear.ai and its subsidiaries can use to reduce their respective taxable incomes, potentially increasing and accelerating their liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of BigBear.ai’s and its subsidiaries’ NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in BigBear.ai or its subsidiaries retaining less cash after payment of U.S. federal and state income taxes during any year in which BigBear.ai or its subsidiaries have taxable income, rather than losses, than BigBear.ai and its subsidiaries would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes which could harm our results of operations.

There is a risk that certain U.S. state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. If a state tax authority successfully asserts that our activities give rise to a nexus, we could be subject to state and local taxation, including penalties and interest attributable to prior periods. Such tax assessments, penalties and interest may adversely impact our results of operations.

Our results of operations may be harmed if we are required to collect sales or other related taxes for our license arrangements in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. We collect and remit U.S. sales and use tax, value-added tax (“VAT”), and goods and services tax (“GST”) in several jurisdictions. It is possible, however, that we could face sales tax, VAT, or GST audits and that our liability for these taxes could exceed our estimates as state tax authorities could still assert that we are obligated to collect additional tax amounts from our customers and remit those taxes to those authorities. We could also be subject to audits for which we have not accrued tax liabilities. Jurisdictions may seek to impose incremental or new sales, use, or other tax collection obligations on us or may determine that such taxes should have, but have not been, paid by us.

Risks Related to Our Relationships and Business with the Public Sector

A significant portion of our business depends on sales to the public/government sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.

We derive a significant portion of our revenue from contracts with the federal government and government agencies, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts. For example, we have historically derived, and expect to continue to derive, a significant portion of our revenue from sales to agencies of the U.S. federal government, either directly by us or through other government contractors. Our perceived relationship with the U.S. government could adversely affect our business prospects in certain non-U.S. geographies or with certain non-U.S. governments.

Sales to government agencies are subject to a number of challenges and risks. Selling to government agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts.

Further, governmental and highly regulated entities may demand contract terms that differ from our standard arrangements and may be less favorable than terms agreed with private sector customers. In our experience, government entities often require shorter term subscriptions than our private sector customers due to budget cycles. Government entities and highly regulated organizations typically have longer implementation cycles, sometimes require acceptance provisions that can lead to a delay in revenue recognition, can have more complex IT and data environments, and may expect greater payment flexibility from vendors.

Contracts with governmental entities may also include preferential pricing terms, including, but not limited to, “most favored customer” pricing. In the event that we are successful in being awarded a government contract, such award may be subject to appeals, disputes, or litigation, including but not limited to bid protests by unsuccessful bidders.

Accordingly, our business, financial condition, results of operations, and growth prospects may be adversely affected by certain events or activities, including, but not limited to:

•changes in fiscal or contracting policies or decreases in available government funding;

•changes in government programs or applicable requirements;

•restrictions in the grant of personnel security clearances to our employees;

•ability to maintain facility clearances required to perform on classified contracts for U.S. federal government agencies;

•changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;

•changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense, cybersecurity, and critical infrastructure, including the financial, energy, telecommunications, and healthcare sectors;

•changes in the government’s attitude towards us as a company or our software as a viable or acceptable software solution;

•appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;

•the adoption of new laws or regulations or changes to existing laws or regulations;

•budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies;

•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers;

•changes in political or social attitudes with respect to security or data privacy issues;

•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the COVID-19 outbreak; and

•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.

Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our software and services in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, results of operations, financial condition, and growth prospects.

We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.

We derive a substantial portion of our revenue from contracts with U.S. defense and intelligence agencies and intend to enter into additional contracts with the U.S. government in the future. This subjects us to statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation. These government contracts customarily contain provisions that give the government substantial rights and remedies, many of which are not typically found in commercial contracts, which in certain cases are unfavorable to contractors. For instance, most U.S. government agencies include provisions that allow the government to unilaterally terminate contracts, in whole or in part, for convenience, and in that event, the counterparty to the contract may generally recover only its incurred or committed costs and settlement expenses and profit on work completed prior to the termination. If the government terminates a contract for default, the defaulting party may be liable for any extra costs incurred by the government in procuring undelivered supplies or services from another source.

Some of our federal government contracts are subject to the approval of appropriations being made by the U.S. Congress to fund the expenditures under these contracts. In addition, government contracts normally contain additional compliance requirements that may increase our costs of doing business, reduce our profits, and expose us to liability for failure to comply with these terms and conditions. These requirements include, for example:

•specialized disclosure and accounting requirements unique to government contracts;

•financial and compliance audits that may result in potential liability for price adjustments, recoupment of government funds after such funds have been spent, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the U.S. government;

•public disclosures of certain contract and company information; and

•mandatory socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements.

Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. In addition, if we fail to comply with government contracting laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including the possibility of treble damages and significant penalties), or criminal law. In particular, the False Claims Act’s “whistleblower” provisions also allow private individuals, including present and former employees, to sue on behalf of the U.S. government. Any penalties, damages, fines, suspension, or damages could adversely affect our ability to operate our business and our financial results.

We have contracts with government agencies that involve classified programs, which may limit investor insight into portions of our business.

We derive a portion of our revenue from programs with government agencies that are subject to security restrictions (e.g., contracts involving classified information, classified contracts, and classified programs), which preclude the dissemination of information and technology that is classified for national security purposes under applicable law and regulation. In general, access to classified information, technology, facilities, or programs requires appropriate personnel security clearances, is subject to additional contract oversight and potential liability, and may also require appropriate facility clearances and other specialized infrastructure. In the event of a security incident involving classified information, technology, facilities, or programs or personnel holding clearances, we may be subject to legal, financial, operational, and reputational harm. We are limited in our ability to provide specific information about these classified programs, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall. However, historically the business risks associated with our work on classified programs have not differed materially from those of our other government contracts.

Our business could be adversely affected if our employees cannot obtain and maintain required personnel security clearances, or we cannot establish and maintain a required facility security clearance.

Certain government contracts may require our employees to maintain various levels of security clearances and may require us to maintain a facility security clearance to comply with U.S. and international government agency requirements. Many governments have strict security clearance requirements for personnel who perform work in support of classified programs. Obtaining and maintaining security clearances for employees typically involves a lengthy process, and it can be difficult to identify, recruit, and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain their clearances or terminate employment with us, then we may be unable to comply with relevant U.S. and international government agency requirements, or our customers requiring classified work could choose to terminate or decide not to renew one or more contracts requiring employees to obtain or maintain security clearances upon expiration. To the extent we are not able to obtain or maintain a facility security clearance, we may not be able to bid on or win new classified contracts, and existing contracts requiring a facility security clearance could be terminated, either of which would have an adverse impact on our business, financial condition, and results of operations.

Most of our customer contracts may be terminated by the customer at any time for convenience and may contain other provisions permitting the customer to discontinue contract performance, and if terminated contracts are not replaced, our results of operations may differ materially and adversely from those anticipated. In addition, our contracts with government customers often contain provisions with additional rights and remedies favorable to such customers that are not typically found in commercial contracts.

Most of our contracts, including our government contracts, contain termination for convenience provisions. Customers that terminate such contracts may also be entitled to a pro rata refund of the amount of the customer deposit for the period of time remaining in the contract term after the applicable termination notice period expires. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•terminate existing contracts for convenience with short notice;

•reduce orders under or otherwise modify contracts;

•for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;

•for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;

•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•decline to exercise an option to renew a multi-year contract or issue task orders in connection with indefinite delivery/indefinite quantity (“IDIQ”) contracts;

•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;

•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest based upon prior related work performed for the agency that would give a contractor an unfair advantage over competing contractors, or the existence of conflicting roles that might bias a contractor’s judgment;

•subject the award of contracts to protest by competitors, which may require the contracting federal agency or department to suspend our performance pending the outcome of the protest and may also result in a requirement to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;

•suspend or debar us from doing business with the applicable government agency; and

•control or prohibit the export of our services.

If a customer were to unexpectedly terminate, cancel, or decline to exercise an option to renew with respect to one or more of our significant contracts, or if a government were to suspend or debar us from doing business with such government, our business, financial condition, and results of operations would be materially harmed.

Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.

As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation,

administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling our software and services to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could adversely impact, and could have a material adverse effect on, our business, results of operations, financial condition, public perception, and growth prospects.

Evolving government procurement policies and increased emphasis on cost over performance could adversely affect our business.

Federal, state, local, and foreign governments and government agencies could implement procurement policies that negatively impact our profitability. Changes in procurement policy favoring more non-commercial purchases, different pricing, or evaluation criteria or government contract negotiation offers based upon the customer’s view of what our pricing should be may affect the predictability of our margins on such contracts or make it more difficult to compete on certain types of programs.

Governments and government agencies are continually evaluating their contract pricing and financing practices, and we have no assurance regarding the full scope and recurrence of any study and what changes will be proposed, if any, and their impact on our financial position, cash flows, or results of operations.

Increased competition and bid protests in a budget-constrained environment may make it more difficult to maintain our financial performance and customer relationships.

A substantial portion of our business is awarded through competitive bidding. Even if we are successful in obtaining an award, we may encounter bid protests from unsuccessful bidders on any specific award. Bid protests could result, among other things, in significant expenses to us, contract modifications, or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until contract activity can begin and, as a result, delay the recognition of revenue. We also may not be successful in our efforts to protest or challenge any bids for contracts that were not awarded to us, and we would be required to incur significant time and expense in such efforts.

In addition, governments and agencies increasingly have relied on competitive contract award types, including IDIQ and other multi-award contracts, which have the potential to create pricing pressure and to increase our costs by requiring us to submit multiple bids and proposals. Multi-award contracts require us to make sustained efforts to obtain orders under the contract. The competitive bidding process entails substantial costs and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors.

We are experiencing increased competition while, at the same time, many of our customers are facing budget pressures, cutting costs, identifying more affordable solutions, performing certain work internally rather than hiring contractors, and reducing product development cycles. To remain competitive, we must maintain consistently strong customer relationships, seek to understand customer priorities, and provide superior performance, advanced technology solutions, and service at an affordable cost with the agility that our customers require to satisfy their objectives in an increasingly price competitive environment. Failure to do so could have an adverse impact on our business, financial condition, and results of operations.

The U.S. government may procure non-commercial developmental services rather than commercial products, which could materially impact our future U.S. government business and revenue.

U.S. government agencies, including our customers, often award large developmental item and service contracts to build custom software rather than firm fixed-price contracts for commercial products. The U.S. government is required to procure commercial items and services to the maximum extent practicable in accordance with FASA, 10 U.S.C. § 2377; 41 U.S.C. § 3307, and the U.S. government may instead decide to procure non-commercial developmental items and services if commercial items and services are not practicable. In order to challenge a government decision to procure developmental items and services instead of commercial items and services, we would be required to file a bid protest at the agency level and/or with the Government Accountability Office. This can result in contentious communications with government agency legal and contracting offices and may escalate to litigation in federal court. The results of any future challenges or potential litigation cannot be predicted with certainty, however, and any dispute or litigation with the U.S. government may not be resolved in our favor; moreover, whether or not it is resolved in our favor, such disputes or litigation could result in significant expense and divert the efforts of our technical and management personnel. These proceedings could adversely affect our reputation and relationship with government customers and could also result in negative publicity, which could harm customer and public perception of our business. Any change in or repeal of FASA, or a contrary interpretation of FASA by a court of competent jurisdiction, could adversely affect our competitive position for U.S. federal government contracts.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue and limit our growth prospects.

Because we generate a substantial portion of our revenue from contracts with U.S. government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2021. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities which may shift Department of Defense budgetary priorities, reduce overall spending, or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenue. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of defense-related programs, or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenue and limit our growth prospects.

Risks Related to the 2026 Convertible Notes

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the 2026
Convertible Notes.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our indebtedness could have important consequences to the holders of the 2026 Convertible Notes, including:
•increasing our vulnerability to general adverse economic and industry conditions;
•requiring us to dedicate a portion of our cash flow from operations to principal and interest payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;
•making it more difficult for us to optimally capitalize and manage the cash flow for our businesses;
•limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;
•possibly placing us at a competitive disadvantage compared to our competitors that have less debt;
•limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable; and
•exposing us to the risk of increased interest rates because certain of our borrowings, including our Credit Agreement, are subject to variable rates of interest.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 was undrawn as of December 31, 2021.

The terms of our Credit Agreement and our Indenture that governs the 2026 Convertible Notes allow us to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

Our Credit Agreement and our Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. See Exhibit 4.4 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

We may be able to incur substantial indebtedness. This could exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under the 2026 Convertible Notes.

We may be able to incur significant additional indebtedness in the future and this could result in additional risk. Although the Credit Agreement and our Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In the future we may draw on the Credit Agreement to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic and geopolitical uncertainty. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 was undrawn as of December 31, 2021.

If we incur any additional indebtedness that ranks equally with the 2026 Convertible Notes, subject to any collateral arrangements, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding up as a company. This may have the effect of reducing the amount of proceeds paid to our creditors and shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase. Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Our obligation to offer to redeem the 2026 Convertible Notes upon the occurrence of a fundamental change will be triggered only by certain specified transactions, and may discourage a transaction that could be beneficial to the holders of our Common Stock and the 2026 Convertible Notes.

The term “fundamental change” in the Indenture is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the new notes or our common stock. See Exhibit 4.4 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934” The delisting of our shares from trading on the NYSE is a fundamental change. Our obligation to offer to redeem the new notes upon a fundamental change would not necessarily afford holders of such notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us. If a fundamental change occurs, there are no assurances that we will have sufficient funds to redeem the 2026 Convertible Notes. See “— Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 2026 Convertible Notes.”

We may not be able to generate sufficient cash to service all of our indebtedness, including the 2026 Convertible Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the 2026 Convertible Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the 2026 Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the 2026 Convertible Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the Indenture that governs the 2026 Convertible Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Further, our Credit Agreement and our Indenture contain provisions that will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 2026 Convertible Notes.

If we cannot make scheduled payments on our indebtedness, to the extent applicable, we will be in default and holders of the 2026 Convertible Notes could declare all outstanding principal and interest to be due and payable and the lenders under the Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If we breach the covenants under our debt instruments, we would be in default under such instruments. The holders of such indebtedness could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your entire investment in the 2026 Convertible Notes.

The Credit Agreement and the Indenture contain terms which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Credit Agreement and the Indenture contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:

•incur or guarantee additional indebtedness or issue disqualified stock or preferred stock;

•pay dividends and make other distributions on, or redeem or repurchase, capital stock;

•make certain investments;

•incur certain liens;

•enter into transactions with affiliates;

•merge or consolidate;

•enter into agreements that restrict the ability of restricted subsidiaries to make dividends or other payments to us or the guarantors;

•designate restricted subsidiaries as unrestricted subsidiaries; and

•transfer or sell assets.

The covenants in the Indenture that governs the 2026 Convertible Notes are subject to important exceptions and qualifications, which are described under Exhibit 4.4 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test and a fixed charge coverage ratio test.
These restrictive covenants could adversely affect our ability to:

•finance our operations;

•make needed capital expenditures;

•make strategic acquisitions or investments or enter into joint ventures;

•withstand a future downturn in our business, the industry or the economy in general;

•engage in business activities, including future opportunities, that may be in our best interest; and

•plan for or react to market conditions or otherwise execute our business strategies.

These restrictions may affect our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date and the termination of future funding commitments by our lenders. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.

The Credit Agreement and the Indenture contain cross-default provisions that could result in the acceleration of all of our indebtedness.

A breach of the covenants under our Credit Agreement or our Indenture could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Credit Agreement would permit the lenders under the Credit Agreement to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay amounts due and payable under the Credit Agreement, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.

The 2026 Convertible Notes are effectively subordinated to our indebtedness under the Credit Agreement and our other secured indebtedness to the extent of the value of the assets securing that indebtedness.

The 2026 Convertible Notes are not secured by any of our assets. As a result, the 2026 Convertible Notes and the guarantees are effectively subordinated to our existing and future secured indebtedness (including any indebtedness under the Credit Agreement) with respect to the assets that secure that indebtedness. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company, the proceeds from the sale of assets securing our secured indebtedness are available to pay obligations on the 2026 Convertible Notes only after all secured indebtedness has been paid in full. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 was undrawn as of December 31, 2021. The holders of the 2026 Convertible Notes may receive less, ratably, than the holders of secured indebtedness in the event of our or any of the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

The 2026 Convertible Notes are structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become guarantors of the 2026 Convertible Notes.

Each of our existing and future domestic restricted subsidiaries that is a borrower under or that guarantees obligations under the Credit Agreement or that guarantees certain of our other indebtedness is a guarantor of the 2026 Convertible Notes (subject to certain exceptions). Our subsidiaries that do not guarantee the 2026 Convertible Notes, including all of our non-domestic subsidiaries, will have no obligation, contingent or otherwise, to pay amounts due under the 2026 Convertible Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The 2026 Convertible Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of that subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of that subsidiary’s assets before the 2026 Convertible Note Holders would be entitled to any payment.

In addition, the Indenture, subject to some limitations, permits these subsidiaries to incur additional indebtedness and will not contain any limitation on the amount of other liabilities, such as trade payables, that may be incurred by these subsidiaries.
In addition, our subsidiaries that provide, or will provide, guarantees of the 2026 Convertible Notes will be automatically released from those guarantees upon the occurrence of certain events, including the following:

•upon a sale, transfer, exchange or other disposition (including by way of consolidation or merger) of Capital Stock of such Guarantor following which the applicable Guarantor ceases to be a Subsidiary or the sale, transfer, exchange or other disposition of all or substantially all the properties and assets of the applicable Guarantor (other than to the other Guarantors) otherwise not prohibited by the Indenture;

•upon the release or discharge of such Guarantor’s obligations under the Credit Agreement or other Indebtedness that resulted in the creation of such Guarantee other than, in each case, a release or discharge through payment thereon;

•upon the merger, amalgamation or consolidation of any Guarantor with and into the Company or another Guarantor or upon the liquidation of such Guarantor, in each case, in compliance with the Indenture;

•upon the discharge of the 2026 Convertible Notes, as provided in Article 3 of the Indenture; or

•as provided in Article 10 of the Indenture.

If any guarantee is released, no holder of the 2026 Convertible Notes will have a claim as a creditor against that subsidiary, and the indebtedness and other liabilities (including trade payables and preferred stock, if any), whether secured or unsecured, of that subsidiary will be effectively senior to the claim of any holders of the 2026 Convertible Notes. See Exhibit 4.4 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

Federal and state fraudulent transfer laws may permit a court to void the 2026 Convertible Notes or the guarantees and, if that occurs, the noteholders may not receive any payments on the 2026 Convertible Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the 2026 Convertible Notes and the incurrence of the guarantees of the 2026 Convertible Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the 2026 Convertible Notes or the guarantees thereof could be voided as a fraudulent transfer or conveyance if BigBear.ai or a guarantor, as applicable,

•issued the 2026 Convertible Notes or incurred its guarantee with the intent of hindering, delaying or defrauding creditors or

•received less than reasonably equivalent value or fair consideration in return for either issuing the 2026 Convertible Notes or incurring the guarantee and, in the case of (2) only, one of the following is also true at the time thereof:

•the issuer or such guarantor, as applicable, was insolvent or rendered insolvent by reason of the issuance of the 2026 Convertible Notes or the incurrence of its guarantees;

•the issuance of the 2026 Convertible Notes or the incurrence of its guarantees left the issuer or such guarantor, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•the issuer or such guarantor intended to, or believed that it would, incur indebtedness beyond its ability to pay as they mature; or

•the issuer or such guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, the judgment is unsatisfied after final judgment.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent the guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the 2026 Convertible Notes.

We cannot be certain as to the standards a court would use to determine whether or not we or a guarantor was insolvent at the relevant time or, regardless of the standard that a court uses, whether the 2026 Convertible Notes or the guarantees would be subordinated to other indebtedness. In general, however, a court would deem an entity insolvent if:

•the sum of its indebtedness, including contingent and unliquidated liabilities, was greater than the fair saleable value of all of its assets;

•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing indebtedness, including contingent liabilities, as they become absolute and mature; or

•it could not pay its indebtedness as it became due.

If a court were to find that the issuance of the 2026 Convertible Notes or the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the 2026 Convertible Notes or that guarantee, could subordinate the 2026 Convertible Notes or that guarantee to our presently existing and future indebtedness or of the relevant guarantor or could require the holders of the 2026 Convertible Notes to repay any amounts received with respect to the 2026 Convertible Notes or that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, the noteholders may not receive any repayment on the 2026 Convertible Notes. Further, the voiding of the 2026 Convertible Notes could result in an event of default with respect to our and our subsidiaries’ other indebtedness that could result in acceleration of that indebtedness.

Although each guarantee entered into in connection with the 2026 Convertible Notes will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or fraudulent transfer, this provision may not be effective as a legal matter to protect those guarantees from being voided under fraudulent conveyance or fraudulent transfer law or otherwise, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.

In addition, as noted above, any payment by us pursuant to the 2026 Convertible Notes or by a guarantor under a guarantee made at a time we or such guarantor was found to be insolvent could be voided and required to be returned to the issuer or such guarantor if such payment is made to an insider within a one-year period prior to a bankruptcy filing or within 90 days for any non-insider party and such payment would give such insider or non-insider party (as the case may be) more than such creditors would have received in a distribution under the U.S. Bankruptcy Code in a hypothetical Chapter 7 case.

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the 2026 Convertible Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of 2026 Convertible Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of 2026 Convertible Notes and (3) equitable subordination is not inconsistent with the provisions of the United States Bankruptcy Code.

There is no existing public trading market for the 2026 Convertible Notes, and holders’ ability to sell the 2026 Convertible Notes will be limited.

There is no existing public market for the 2026 Convertible Notes. No market for the 2026 Convertible Notes may develop, and any market that develops may not persist. We cannot assure the noteholders as to the liquidity of any market that may develop for the 2026 Convertible Notes, their ability to sell their 2026 Convertible Notes or the price at which they would be able to sell their 2026 Convertible Notes. Future trading prices of the new notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. The liquidity of any trading market and the trading price of such notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.

Even though the 2026 Convertible Notes are convertible into shares of our Common Stock, the terms of the 2026 Convertible Notes will not provide protection against some types of important corporate events.

The 2026 Convertible Notes are convertible into shares of our Common Stock. Certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “fundamental change” under the 2026 Convertible Notes. See Exhibit 4.4 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

There can be no assurances that any rating assigned to our debt securities will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2026 Convertible Notes. Credit ratings are not recommendations to purchase, hold or sell the 2026 Convertible Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the 2026 Convertible Notes.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the 2026 Convertible Notes is subsequently lowered or withdrawn for any reason, our noteholders may not be able to resell their 2026 Convertible Notes at a favorable price or at all.

Risks Related to Our Common Stock

We have convertible debt that may be converted into Common Stock in the future, which would cause immediate and substantial dilution to our stockholders.

On December 7, 2021, we issued the 2026 Convertible Notes in the aggregate principal of $200.0 million. The 2026 Convertible Notes are convertible into up to 23,058,494 shares of Common Stock, with an initial conversion rate of 86.9565 shares of Common Stock per $1,000 principal amount of 2026 Convertible Notes (subject to adjustment up to 102.2495 per $1,000 principal amount of 2026 Convertible Notes, and further adjustment up to 23,058,494 in the event of a Make-Whole Fundamental Change and maximum downward adjustment to $9.775). The issuance of shares of Common Stock upon any conversion of the 2026 Convertible Notes will result in dilution to the interests of other stockholders.

Our only significant asset is our ownership interest in our subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of our subsidiaries. We will depend on our subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Common Stock. The financial condition and operating requirements of our subsidiaries may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by our Credit Agreement which our subsidiaries are party from time to time, including the existing loan and security agreement described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the terms of the 2026 Convertible Notes, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from our subsidiaries will be permitted only to the extent there is an applicable exception to the investment covenants under our Credit Agreement. Similarly, any dividends, distributions or similar payments to us from our subsidiaries will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under our Credit Agreement.

Because we have no current plans to pay cash dividends on shares of common stock for the foreseeable future, you may not receive any return on investment unless you sell shares of Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We had 366,533 Private Placement Warrants that were issued concurrently with the IPO. The Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in the IPO, in which case the 366,533 Private Placement Warrants could be redeemed by the Company for $3,665 (or $0.01 per Warrant). Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these Private Placement Warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

Following the Business Combination, the price of our securities have fluctuated significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never fully develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of our securities may be more limited than if our securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be sustained. Recently, we repurchased 9,952,803 million shares of our Common Stock pursuant to several of our Forward Share Purchase Agreements. As a result of these repurchases, the amount of Common Stock trading freely on NYSE may be reduced, which could have a material effect on the liquidity of our Common Stock.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

Our Common Stock is listed on the NYSE under the symbol “BBAI.” If the NYSE delists our shares from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for our securities;

•a determination that our Common Stock is a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;

•being required to repurchase the 2026 Convertible Notes at a price equal to the principal amount plus accrued and unpaid interest;

•a limited amount of analyst coverage; and

•a decreased ability to issue additional securities or obtain additional financing in the future.

General Risk Factors

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our software and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, global political and economic uncertainty, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our software and services. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our software or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our software and services, material default rates among our customers, reduced sales of our software or services, and lower or no growth.

We cannot predict the timing, strength, or duration of any crises, economic slowdown, or any subsequent recovery generally, or for any industry in particular. Although certain aspects of the effects of a crisis or an economic slowdown may provide potential new opportunities for our business, we cannot guarantee that the net impact of any such events will not be materially negative. Accordingly, if the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be adversely affected.

We have and will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our business, results of operations, and financial condition.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of the NYSE, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses. Additionally, as a public company subject to additional rules and regulations and oversight, we may not have the same flexibility we had as a private company.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this Annual Report on Form 10-K and in filings required of a public company, our business and financial condition will become more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations, and financial condition.

We may not be able to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act applicable to us.

We are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Business Combination. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to financial reporting misstatements and adverse regulatory consequences and could harm investor confidence and the market price of the Company’s shares of common stock.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics such as the recent spread of COVID-19, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, war, the effects of climate change (such as drought, wildfires, increased storm severity, and sea level rise), and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•changes in the valuation of our deferred tax assets and liabilities;

•expected timing and amount of the release of any tax valuation allowances;

•tax effects of stock-based compensation;

•costs related to intercompany restructurings;

•changes in tax laws, regulations or interpretations thereof; or

•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we and our subsidiaries did not incur as private companies. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we and our subsidiaries have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we do not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Under the terms of the Warrant Agreement, dated as of February 8, 2021, between GigCapital4 and the Transfer Agent (the “Warrant Agreement”), we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless.

There is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of Common Stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

The exercise price for our public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the public warrants are more likely to expire worthless.

The exercise price of our public warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a public warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the public warrants are less likely to ever be in the money and more likely to expire worthless.

Our warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our public warrants issued as part of GigCapital4’s IPO are exercisable for up to one share of Common Stock at $11.50 per share. The additional shares of Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of an initial business combination, including the Business Combination, or exercise of the warrants. Accordingly, the warrants may expire worthless.

If we fail to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if our products or services are not adopted as expected, we will not be able to compete effectively.

We operate in a highly competitive, quickly changing environment, and the combined company’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our ability to successfully introduce and market new products is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the company’s operating results, particularly with respect to any new products that it may introduce. Our future success will depend in large part upon our ability to identify demand trends in the market in which we operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate our products and services from competitors’ products, we will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, us do not continue, or if our new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which we will operate, our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that we may not be successful with our new products and services, and as a result our future growth may be slowed and our business, results of operations and financial condition could be materially adversely affected. Also, we may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, we may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If we are unable to effectively and successfully further develop these new product and service lines, we may not be able to increase or maintain sales (as compared to sales of BigBear.ai on a standalone basis), and our gross margin (as compared to sales of BigBear.ai on a standalone basis) may be adversely affected.

Furthermore, the success of our new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, our ability to support these products, differentiation of new products from those of our competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and we may in the future experience product or service introductions that fall short of our projected rates of market adoption.

If our products fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

Our success will depend on its ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products similar to what we currently offer and similar to what we may offer in the future and may be reluctant to replace those products with what we currently offer or which we may offer in the future. Market acceptance of our products and technology will depend on many factors, including our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than the company’s.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date the Business Combination was executed.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for BigBear.ai’s stock and trading in the shares of our Common Stock has not been active. Accordingly, the valuation ascribed to BigBear.ai and our Common Stock in the Business Combination may not be indicative of the price that prevailed in the trading market following the Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•changes in the market’s expectations about our operating results;

•success of competitors;

•our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

•operating and stock price performance of other companies that investors; deem comparable to us;

•ours ability to market new and enhanced services and products on a timely basis;

•changes in laws and regulations affecting our business;

•commencement of, or involvement in, litigation involving us;

•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•the volume of shares of our securities available for public sale;

•any major change in the board or management;

•sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of its operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The future sales of shares of Common Stock by existing stockholders may adversely affect the market price of the Company’s Common Stock.

Sales of a substantial number of shares of the Company’s Common Stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s Common Stock in the public market, the market price of the Company’s Common Stock could decline.

Further, the market price of our Common Stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Our Common Stock has a relatively small public float. As a result, sales of substantial amounts of shares of our Common Stock, or even the potential for such sales, may materially and adversely affect prevailing market prices for our common stock. In the future, we may also issue securities in connection with investments or acquisitions. The amount of Common Stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding Common Stock. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our stockholders.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for our securities are influenced by the research and reports that industry or securities analysts may publish about us, our business, its market, or its competitors. If any of the analysts who cover BigBear.ai, change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of the Company’s Common Stock.

Sales of a substantial number of shares of the Company’s Common Stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s Common Stock in the public market, the market price of the Company’s Common Stock could decline.

Resales of the shares of Common Stock included in the Merger Consideration could depress the market price of our Common Stock.

We have approximately 135,566,227 shares of Common Stock outstanding as of December 31, 2021. The shares held by the Company’s public stockholders are freely tradable and a large number of shares of Common Stock may be sold in the market. Rule 144 is available for the resale of shares of our Common Stock that are not registered for resale once one year has elapsed from December 7, 2021, the date that we filed the Current Report on Form 8-K following the Closing that included the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date BigBear.ai sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by BigBear.ai, BigBear.ai may exercise its redemption right even if BigBear.ai is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the holder (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. Historical trading prices for our Common Stock have not exceeded the $18.00 per share threshold at which the public warrants become redeemable. In the event BigBear.ai exercises its redemption right, holders of the warrants would be notified of such redemption as described in our warrant agreement. Specifically, in the event that BigBear.ai elects to redeem all of the outstanding warrants, BigBear.ai shall fix a date for the redemption (the “Redemption Date”). Notice of redemption shall be mailed by first class mail, postage prepaid, by BigBear.ai not less than 30 days prior to the Redemption Date to the registered holders of the outstanding warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Warrant Agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the warrants will be notified of such redemption via the Company’s posting of the redemption notice to DTC. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by BigBear.ai so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;

•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

•the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of BigBear.ai or changes in the our Board and our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of BigBear.ai Common Stock. Any provision of the Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following February 11, 2026, the fifth anniversary of the IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ended December 31, 2022, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of BigBear.ai as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of BigBear.ai are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of BigBear.ai or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the financial statements, including user access controls to ensure appropriate segregation of duties. These IT deficiencies noted above did not result in a misstatement to the financial statements for the Company; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. We are in the process of implementing measures designed to improve our internal control over financial reporting.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.

The Company is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the Company is required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

The Company is a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, may qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

BBAI Ultimate Holdings, LLC, a Delaware limited liability company (“Ultimate”) controls a majority of the voting power of BigBear.ai Common Stock outstanding, and the Company is a “controlled company” within the meaning of applicable rules of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•that a majority of the board consists of independent directors;

•for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

We are relying on these exemptions now or in the future. As a result, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action arising under the Securities Act or the Exchange Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the Securities Act, and that investors cannot waive compliance with the Securities Act and the rules and regulations thereunder.

The future exercise of registration rights may adversely affect the market price of our Common Stock.

Certain of our stockholders have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of Common Stock held by the Initial Stockholders, shares of Common Stock received by Ultimate as part of the Business Combination, and the 2026 Convertible Notes Shares, if applicable. Sales of a substantial number of shares of Common Stock pursuant to a prospectus in the public market could occur at any time our prospectus remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2021, we leased building space at 12 locations, all within the United States. We have significant operations in the following locations:

•Cyber and Engineering - Columbia, Maryland; Lexington, Massachusetts, and Annapolis, Maryland
•Analytics - Ann Arbor, Michigan; Chantilly, Virginia; San Diego, California; Madison, Alabama; Charlottesville, Virginia; Virginia Beach, Virginia; McLean, Virginia; and Reston, Virginia
•Corporate activities - Columbia, Maryland

The following is a summary of our leased square footage by reportable segment (in thousands):

Segment	Square Footage
Cyber and Engineering	13.8
Analytics	48.6
Corporate	12.5
Total	74.9

Each of these facilities is strategically located near major national security or civil space community facilities, key customer facilities, commercial space centers and/or prestigious engineering talent pools. Our current footprint is sufficient to support near-term growth. However, as we continue to grow, we plan to continue and even accelerate the pace of leasehold improvements so that our facility capacity is not a limiting factor on our growth.

Item 3. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, we believe that we have valid defenses with respect to any matters currently pending against us and we intend to vigorously defend against such matters. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is traded on the New York Stock Exchange under the ticker symbol “BBAI” and began trading on December 8, 2021.

Holders
As of December 31, 2021, there were ten common stockholders of record.

Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our common stock will be made at the discretion of the Board and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that the Board may deem relevant. In addition, the terms of our secured credit facility contains restrictions on our ability to declare and pay cash dividends on our capital stock.

Stock Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2021 of $100 invested in BigBear.ai Holdings common stock on December 8, 2021 to the New York Stock Exchange (NYSE) Index and the S&P 500 Information Technology Index.

This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The 2026 Convertible Notes issued in connection with the Closing of the Business Combination are convertible into up to 23,058,494 shares of Company Common Stock.

On November 29, 2021, GigCapital4 and an affiliate of BBAI Holdings, AE BBAI Aggregator, LP, a Delaware limited partnership (the “AE Subscriber”), entered into a Backstop Subscription Agreement (the “Backstop Subscription Agreement”) whereby the AE Subscriber committed to purchase at the Closing up to 7,500,000 shares of Company Common Stock at a per share purchase price of $10.00, for a maximum total amount of $75,000,000 (the “Original Subscription Amount”). As previously disclosed in the Current Report on Form 8-K filed on December 7, 2021, on December 6, 2021, GigCapital4 and the AE Subscriber entered into the First Amendment to Backstop Subscription Agreement whereby they agreed to amend the Backstop Subscription Agreement to provide that the AE Subscriber committed to purchase 8,000,000 shares of Company Common Stock for an aggregate purchase price of $80,000,000. On December 7, 2021, the AE Subscriber purchased, and the Company issued to the AE Subscriber, 8,000,000 shares of Company Common Stock.

In addition, on December 7, 2021, on December 6, 2021, GigCapital4 entered into payment agreements with each of Oppenheimer & Co. Inc. (“Oppenheimer”), Nomura Securities International, Inc. (“Nomura”) and BMO Capital Markets Corp. (“BMO”). In addition, on December 6, 2021, GigCapital4, BBAI Holdings and William Blair & Company, L.L.C. (“William Blair”) entered into a payment agreement. Collectively, these payment agreements are referred to as the “Payment Agreements.”

The Payment Agreements provide that the Company, at the Closing, will pay cash and issue shares of Company Common Stock to each of Oppenheimer, Nomura, BMO and William Blair, as (i) consideration for the services (a) rendered by Oppenheimer, BMO and William Blair as placement agents to GigCapital4, (b) rendered by BMO as financial advisor to GigCapital4, and (c) rendered by William Blair as financial advisor to BBAI Holdings; and (ii) settlement for the deferred underwriting commissions due and owing at the Closing by the Company to Oppenheimer and Nomura. The amount of cash and shares of Company Common Stock are as follows:

	Cash	Number of Shares of Stock
Oppenheimer	$8,338,560	833,856
BMO	$2,480,000	248,000
Nomura	$1,004,640	100,464
William Blair	$3,130,000	313,000

On December 7, 2021, the Company issued the above number of shares of Company Common Stock to the above-named parties to the Payment Agreements.

The sales of these securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The purchasers of the securities acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. The registrant believes that all recipients of securities in these transactions were accredited investors, sophisticated investors, or had adequate access, through their relationships with the registrant, to information about the registrant. The sales of these securities were made without any general solicitation or advertising. No underwriters were involved in the issuance of these securities.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai” or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s audited consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai ” “we,” “us” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Annual Report on Form 10-K. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s audited consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, and the primary factors that accounted for those changes.

The discussion and analysis of financial condition and results of operations of BigBear.ai is organized as follows:

•Business Overview: This section provides a general description of BigBear.ai’s business, our priorities and the trends affecting our industry in order to provide context for management’s discussion and analysis of our financial condition and results of operations.

•Recent Developments: This section provides recent developments that we believe are necessary to understand our financial condition and results of operations.

•Results of Operations: This section provides a discussion of our current period, pro forma information and historical results of operations.
•the year ended December 31, 2021 (the “Successor 2021 Period”)
•the period from May 22, 2020 through December 31, 2020 (the “Successor 2020 Period”)
•the period from January 1, 2020 through October 22, 2020 (the “Predecessor 2020 Period”)
•the year ended December 31, 2019 (the “Predecessor 2019 Period”)
•the year ended December 31, 2020 after giving effect to each acquisition as if each had been completed as of January 1, 2020 (the “Successor 2020 Pro Forma Period”).

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note B to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Business Overview

Our mission is to enable real-time decision-making dominance and provide competitive advantage for our customers through the application of our novel artificial intelligence (“AI”), machine learning (“ML”), and technical consulting solutions and services that make sense of sensitive, proprietary, and commercial data in complex, rapidly changing environments.

Our customized solutions (Observe, Orient, and Dominate) allow customers to catalog, curate, manage, automate, and visualize data feeds that can be leveraged to inform decision-making and create decision advantages in the most complex operational environments. Our combination of the latest AI/ML technologies, along with hands-on support from our team members is critical, especially for government customers, for several reasons:

•it provides us with opportunities to interact directly with our customers and build intimate customer relationships;
•it allows us to work alongside our customers and understand their needs so that we can better tailor agile solutions to meet those needs as mission objectives evolve;
•it grants access to real operational environments where we can test current and future technology-enabled solutions;
•it offers insights into the future technology needs of our customers, which helps inform our investment in research and development and the design of new offerings; and
•it presents unique and complex challenges that require us to operationalize the latest breakthroughs in AI/ML technologies and push the envelope in terms of flexibility and scale.
These factors along with our success in the development and deployment of our solutions for government customers strengthens the value proposition of our commercial enterprise offerings.

We provide our customers with an unrivaled competitive advantage in a world driven by data that is growing exponentially in terms of volume, variety, and velocity. Our defense and intelligence customers operate in some of the most complex and data intensive environments, and we believe that the design and agility of our solutions make them equally valuable to commercial enterprises. Our data, analytics, and decision-making solutions already focus on issues such as transportation and logistics, geographical infrastructure, movement patterns, customer demand signals, economic/market analysis, and demand forecasting. We believe that our solutions can more readily provide commercial customers with superior results in shorter timeframes than our competitors. While our push into commercial markets is still in its nascent stages, our efforts have already yielded several new relationships and a considerable pipeline of opportunities which we plan to capitalize on in the next year.

Recent Developments

Acquisition Activity

Affiliates of AE Industrial Partners Fund II, LP (“AE”), a private equity firm specializing in aerospace, defense, space and government services, power generation, and specialty industrial markets, formed a series of acquisition vehicles on May 22, 2020, which included Lake Parent, LLC (“Lake Parent”), BigBear.ai Holdings, LLC (“BigBear.ai Holdings” or “Successor”, formerly known as Lake Intermediate, LLC), BigBear.ai Intermediate Holdings, LLC (“BigBear.ai Intermediate,” formerly known as Lake Finance, LLC) and BigBear.ai, LLC (“BigBear.ai”, formerly known as Lake Acquisition, LLC), with Lake Parent being the top holding company. BigBear.ai and BigBear.ai Intermediate are wholly owned subsidiaries of BigBear.ai.

On June 19, 2020, BigBear.ai acquired 100% of the equity of NuWave Solutions, LLC (“NuWave”). NuWave is a leading provider of data management, advanced analytics, artificial intelligence, machine learning, and cloud solutions that deliver anticipatory intelligence and advanced decision support solutions and technologies to the Federal Government. NuWave provides innovative, customized solutions through development, selection, and integration of leading technologies. NuWave has expertise in advanced technologies across the analytics and data management lifecycle and applies its expertise and teamwork to give customers the ability to solve complex problems, communicate, and manage information.

Separately, AE also formed a series of acquisition vehicles on October 8, 2020, which included BBAI Ultimate Holdings, LLC (“BBAI Ultimate Holdings” or “Parent”, formerly known as PCISM Ultimate Holdings, LLC), PCISM Holdings, LLC, PCISM Intermediate Holdings, LLC and PCISM Intermediate II Holdings, LLC. On October 23, 2020 BBAI Ultimate Holdings acquired PCI Strategic Management, LLC (“PCI” or “Predecessor”). PCI is a technology-focused company that provides cybersecurity and computer network operations, cloud engineering and IT infrastructure, data analytics, and system engineering solutions and related services. PCI is a trusted advisor to the U.S. intelligence community, Department of Defense (the “DoD”), and Federal Government, developing leading-edge mission solutions using emerging technologies and proven practices to solve the most complex cybersecurity, cloud, and enterprise IT challenges of its customers.

On December 2, 2020, NuWave entered into an agreement with Open Solutions Group, LLC (“Open Solutions”) to acquire 100% of its equity. Open Solutions specializes in big data computing and analytics, cloud computing, artificial intelligence, machine learning, geospatial information systems, data mining and systems engineering to customers in the U.S. defense and intelligence communities. Open Solutions combines comprehensive technology solutions with its BigBear.ai Platform to create entirely private, secure, and unique cloud environments that have helped organizations enable big data computing, machine learning and improved decision-making while better managing risk. Open Solutions specializes in helping customers make sense of their data by delivering the most advanced customized data analytics solutions.

On December 21, 2020, BigBear.ai acquired the Government Services division of ProModel Government Solutions Inc. (“ProModel”). ProModel is an agile provider of mission critical predictive and prescriptive analytics software solutions for decision support to the DoD and U.S. Government. For more than 25 years, ProModel has built innovative and adaptable custom model-based software solutions to visualize complex and disparate data, synchronize operational needs, mitigate risk and optimize resources to support strategic and tactical decisions for the DoD and other federal government agencies.

On December 21, 2020, NuWave acquired 100% of the equity of PCI in a series of transactions which resulted in BigBear.ai Holdings being a wholly owned subsidiary of BBAI Ultimate Holdings. This transaction left Lake Parent with no assets or operations, and it was dissolved.

Merger Agreement and Public Company Costs

On June 4, 2021, GigCapital4, Inc. (“GigCapital4”) entered into the Merger Agreement with GigCapital4 Merger Sub Corporation (“Merger Sub”), BigBear.ai Holdings, and BBAI Ultimate Holdings.

Pursuant to the Merger Agreement, (i) Merger Sub merged with and into BigBear.ai Holdings, with BigBear.ai Holdings being the surviving entity in the merger (the “First Merger”), and (ii) immediately following the First Merger, BigBear.ai Holdings merged with and into GigCapital4, with GigCapital4 being the surviving entity in the merger (the “Second Merger,” and together with the First Merger, the “Mergers” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On December 7, 2021, the Mergers were consummated and upon the closing of the Mergers, GigCapital4, Inc. was renamed to BigBear.ai Holdings, Inc. The Mergers are accounted for as a reverse recapitalization in which GigCapital4 is treated as the acquired company. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity represent the continuation of the consolidated financial statements of the Company in many respects. BigBear.ai Holdings was deemed the accounting predecessor and the combined entity is the successor SEC registrant, BigBear.ai.

As a result of the Mergers, BigBear.ai issued 105,000,000 shares of common stock and paid $75,000 to BBAI Ultimate Holdings in exchange for units of the Company. BigBear.ai received aggregate gross proceeds of $101,958 from the trust account and PIPE proceeds and $200,000 from the issuance of the convertible notes financing. BigBear.ai issued 8,000,000 shares of PIPE financing and 1,495,320 shares of common stock to certain advisors in lieu of cash for fees payable for services in connection with the Merger or GigCapital4’s IPO. Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and transaction costs of $9,802.

The convertible notes financing bear interest at a rate of 6.0% per annum, payable semi-annually, and are convertible into shares of Common Stock at an initial conversion price of $11.50. The conversion price is subject to adjustments, including but not limited to, a conversion rate Reset (as defined in the Indenture) 180 days after December 7, 2021 should certain daily volume-weighted average price thresholds be met. The convertible notes mature on December 15, 2026.

As a result of forward share purchase agreements executed with certain stockholders prior to the stockholder vote, $101,021 of the proceeds from the trust account will be restricted for up to a period of three months following the Merger, at which point each shareholder will have the right to sell its shares to BigBear.ai for $10.15. Until the end of the three-month period, stockholders can sell shares on the open market provided the share price is at least $10.00 per share. If stockholders sell any shares in the open market within the first month of the three-month period and at a price greater than $10.05, BigBear.ai will pay the shareholders $0.05 per share sold.

Immediately prior to the closing of the Merger, but following the consummation of GigCapital4’s domestication to a Delaware corporation, the authorized capital stock of GigCapital4 consisted of 501,000,000 shares, including (i) 500,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. 135,566,227 shares of common stock and no shares of the preferred stock were outstanding as of December 31, 2021. At the effective time of the Merger, 100 units of BigBear.ai Holdings were cancelled and automatically deemed for all purposes to represent the Parent’s right to receive, in the aggregate, $75 million in cash and shares in GigCapital4, and Parent exchanged its 100 units of BigBear.ai Holdings for 105,000,000 shares of BigBear.ai’s common stock. In addition, 8,000,000 shares of PIPE financing were issued and 1,495,320 shares were issued to certain advisors. AE became the majority stockholder of the Company, via its ownership of Parent, following the close of the Merger (83.5%).

COVID-19 Operational Posture and Current Impact

Authorities around the world have implemented numerous measures to try to reduce the spread of the virus and such measures have impacted and continue to impact us and our and consumers. While some of these measures have been lifted or eased in certain jurisdictions, other jurisdictions have seen a resurgence of COVID-19 cases resulting in reinstitution or expansion of such measures.

We are subject to Executive Order 14042, which mandates vaccinations for employees of businesses servicing federal contracts, except for employees who qualify for medical or religious exemptions. We have announced a Company policy which complies with Executive Order 14042. In response to the exposure of COVID-19 on our business and workforce, we have activated a pandemic crisis response plan to protect the health and safety of our team members, families, customers and communities, while continuing to meet our commitments to customers. Our mitigation strategies cover employee preparation, travel, security, the ability to work virtually offsite and communications.

While not currently known, the full impact of COVID-19 could have a material impact on our financial condition and results of operations. The Company continues to closely monitor the current macro environment related to monetary and fiscal policies, as well as pandemics or epidemics, such as the COVID-19 outbreak.

Significant Contract Awards

During the Successor 2021 Period, we were awarded more than $150 million of new contract awards, bringing total backlog to $465.7 million as of December 31, 2021. Key developments include the following:

•entered into a one-year contract with the Defense Intelligence Agency to develop a force element tracking and identity platform utilizing Machine Assisted Rapid Repository Services solution;
•awarded the five-year, single award TACTICALCRUISER contract by the United States Cyber Command;
•entered into a memorandum of understanding with Redwire Corporation for the development of advanced cyber resiliency capabilities for future space missions;
•awarded one of two Global Force Information Management Phase 1 Prototype contracts by the United States Army;
•entered into a three-year commercial partnership with Terran Orbital to support manufacturing and supply chain optimization, constellation tasking optimization, space situational awareness analytics, and sensor exploitation to identify relevant insights; and
•entered into a multi-year commercial partnership with Virgin Orbit for the real-time deployment of AI-powered software for mobile assets in the field; the development of applications that can identify objects, analyze ground material, map land and monitor climate in space; and the use of innovative products that fuse data from multiple intelligence data.

Palantir Commercial Partnership

On November 15, 2021, we announced a commercial partnership with Palantir Technologies Inc. (“Palantir”), a software company that builds enterprise data platforms for use by organizations with complex and sensitive data environments, under which our and Palantir’s products will be integrated to extend the operating system for the modern enterprise with data and AI that provide advice and other actionable insights for complex business decisions. As part of the integrated product offering, Palantir’s Foundry platform will be integrated with our Observe, Orient and Dominate solutions, creating powerful machine learning extensions for the Palantir ecosystem that will provide global data collection, generate actionable insights, and deliver anticipatory intelligence at enterprise scale to address high-growth federal and commercial verticals including space, retail, logistics and energy. We will have an opportunity to extend Palantir’s products with its forecasting, course of action optimization, conflation, computer vision, natural language processing, and other predictive analytics via low-code interfaces.

Components of Results of Operations

Revenues

We generate revenue by providing our customers with highly customizable solutions and services for data ingestion, data enrichment, data processing, artificial intelligence, machine learning, predictive analytics and predictive visualization. We have a diverse base of customers, including government defense, government intelligence, as well as various commercial enterprises.

Cost of Revenues

Cost of revenues primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing the services described above as well as allocated overhead and other direct costs.

We expect that cost of revenues will increase in absolute dollars as our revenues grow and will vary from period-to-period as a percentage of revenues.

Selling, General and Administrative (“SG&A”)

SG&A expenses include salaries, stock-based compensation expense, and benefits for personnel involved in our executive, finance, accounting, legal, human resources, and administrative functions, as well as third-party professional services and fees, and allocated overhead.

We expect that SG&A expenses will increase in absolute dollars as we hire additional personnel and enhance our systems, processes, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company.

Research and Development

Research and development expenses primarily consist of salaries, stock-based compensation expense, and benefits for personnel involved in research and development activities as well as allocated overhead. Research and development expenses are expensed in the period incurred.

We expect research and development expenses to increase in future periods as we continue to invest in research and development activities to achieve our operational and commercial goals.

Transaction Expenses

Transaction expenses consist of acquisition costs and other related expenses incurred in acquiring NuWave, PCI, Open Solutions, and ProModel as well as costs associated with evaluating other acquisition opportunities.

We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities.

Net Increase in Fair Value of Derivatives

Net increase in fair value of derivatives consists of fair value remeasurements of private warrants and written put options.

Loss on Extinguishment of Debt

Loss on extinguishment of debt consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement. See the Liquidity and Capital Resources section Antares Capital Credit Agreement below for more information.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our debt agreements.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of income taxes related to federal and state jurisdictions in which we conduct business.

Segments

We have two operating segments, Cyber & Engineering and Analytics, which were determined based on the manner in which the chief operating decision maker (“CODM”), who is our Chief Executive Officer, manages our operations for purposes of allocating resources and evaluating performance. Various factors, including our organizational and management reporting structure, customer type, economic characteristics, financial metrics and other factors were considered in determining these operating segments. Our operating segments are described below:

Cyber & Engineering
The Cyber & Engineering segment provides high-end technology and management consulting services to its customers. This segment focuses in the areas of cloud engineering and enterprise IT, cybersecurity, computer network operations and wireless, systems engineering, as well as strategy and program planning. The segment’s primary solutions relate to the development and deployment of customized solutions in the areas of cloud engineering and IT infrastructure, cybersecurity and computer network operations, data analytics and visualization, and system engineering and program planning. The results of PCI are included in the Cyber & Engineering segment results.

Analytics
The Analytics segment provides high-end technology and consulting services to its customers. This segment focuses on the areas of big data computing and analytical solutions, including predictive and prescriptive analytics solutions. The segment’s primary solutions assist customers in aggregating, interpreting, and synthesizing data to enable real-time decision-making capabilities. The results of NuWave, Open Solutions, and ProModel are included in the Analytics segment results.

Results of Operations

Successor 2021 Period, Successor 2020 Period, Predecessor 2020 Period, Successor Pro Forma 2020 Period, and Predecessor 2019 Period

This section provides a discussion of the results of operations for the following periods:
•The results of operations for the Successor 2021 Period include the results of PCI, NuWave, Open Solutions, ProModel and BigBear.ai from the beginning of the period (January 1, 2021 - December 31, 2021).
•The results of operations for the Successor 2020 Period include the results of NuWave, PCI, Open Solutions, and ProModel from each of their respective acquisition dates and BigBear.ai from the beginning of the period through December 31, 2020 (May 22, 2020 - December 31, 2020).
•The Successor Pro Forma 2020 Period includes the results of operations for the Successor 2020 Period and reflects the impact of the acquisitions of NuWave, PCI, Open Solutions and ProModel as if they each occurred on January 1, 2020 (January 1, 2020 - December 31, 2020).
•The results of operations for the Predecessor 2020 Period include the results of PCI from January 1, 2020 through October 22, 2020, the date immediately preceding PCI’s acquisition date (January 1, 2021 - October 22, 2021).
•The results of operations for the Predecessor 2019 Period include the results of PCI for the year ended December 31, 2019 (January 1, 2019 - December 31, 2019).

As described above and as illustrated in the table below, the periods presented are not directly comparable.

	Successor 2021 Period	Successor 2020 Period	Successor Pro Forma 2020 Period	Predecessor 2020 Period	Predecessor 2019 Period
PCI	January 1, 2021 – December 31, 2021	October 23, 2020 - December 31, 2020	January 1, 2020 - December 31, 2020	January 1, 2020 – October 22, 2020	January 1, 2019 -December 31, 2019
Open Solutions		December 2, 2020 -December 31, 2020		Not Applicable	Not Applicable
ProModel		December 21, 2020 -December 31, 2020
NuWave		June 19, 2020 – December 31, 2020
BigBear.ai		May 22, 2020 – December 31, 2020

The following table presents our consolidated statements of operations:

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Revenues	$145,578	$31,552	$59,765	$73,626	$138,992
Cost of revenues	111,510	22,877	46,755	56,130	96,133
Gross margin	34,068	8,675	13,010	17,496	42,859
Operating expenses:
Selling, general and administrative	106,507	7,909	7,632	11,004	30,235
Research and development	6,033	530	85	110	615
Transaction expenses	—	10,091	—	—	10,091
Operating (loss) income	(78,472)	(9,855)	5,293	6,382	1,918
Net increase in fair value of derivatives	33,353	—	—	—	—
Loss on extinguishment of debt	2,881	—	—	—	—
Interest expense	7,762	616	1	127	8,396
(Loss) income before taxes	(122,468)	(10,471)	5,292	6,255	(6,478)
Income tax expense (benefit)	1,084	(2,633)	3	9	(1,795)
Net (loss) income	$(123,552)	$(7,838)	$5,289	$6,246	$(4,683)

The following table summarizes our Successor 2020 Pro Forma Period statements of operations:

	Lake Intermediate (Historical)	NuWave	PCI	Open Solutions	ProModel	Acquisition Accounting Adjustments
		January 1, 2020 – June 18, 2020 (Historical)	January 1, 2020 - October 22, 2020 (Historical)	January 1 2020 – December 1, 2020 (Historical)	January 1, 2020 – December 20, 2020 (Historical)			Successor Pro Forma 2020
Revenues	$31,552	$10,809	$59,765	$22,693	$15,782	(1,609)	(a)	$138,992
Cost of revenues	22,877	5,436	46,755	13,183	9,491	(1,609)	(a)	96,133
Gross Margin	8,675	5,373	13,010	9,510	6,291	—		42,859
Operating expenses:
Selling, general and administrative	7,909	3,266	7,632	4,192	1,555	5,681	(b)	30,235
Research and development	530	—	85	—	—	—		615
Transaction expenses	10,091	—	—	—	—	—		10,091
Operating income (loss)	(9,855)	2,107	5,293	5,318	4,736	(5,681)		1,918
Interest expense	616	—	1	(3)	—	7,782	(c)	8,396
(Loss) income before taxes	(10,471)	2,107	5,292	5,321	4,736	(13,463)		(6,478)
Income tax expense (benefit)	(2,633)	(6)	3	61	1,169	(389)	(d)	(1,795)
Net (loss) income	$(7,838)	$2,113	$5,289	$5,260	$3,567	$(13,074)		$(4,683)

Acquisition Accounting Adjustments:
a.Adjustment to eliminate $1,609 of pre-acquisition intercompany revenues and cost of revenues between NuWave and ProModel.
b.Adjustment to include pre-acquisition amortization of the acquired intangible assets of $735 for NuWave, $922 for PCI, $2,331 for Open Solutions, and $1,693 for ProModel.
c.Adjustment to (1) include the interest expense of $861 to finance the NuWave Acquisition, $1,873 to finance the PCI Acquisition, $2,131 to finance the Open Solutions Acquisition, and $2,918 to finance the ProModel Acquisition as if each acquisition had taken place on January 1, 2020, based on the effective interest rate of the credit facility used to finance the acquisitions, and (2) eliminate $1 of pre-acquisition interest expense, including amortization of deferred financing fees, related to the outstanding debt balances for PCI, which were settled by the sellers of PCI with proceeds from the sale.
d.Adjustment for income taxes of $113 expense for NuWave, $522 expense for PCI, $119 expense for Open Solutions and $(1,143) benefit for ProModel, applying a statutory tax rate of 21% as if the acquisitions had taken place on January 1, 2020.

Revenues

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Revenues
Cyber & Engineering	$74,879	$15,584	$59,765	$73,626	$75,349
Analytics	70,699	15,968	—	—	63,643
Total Revenues	$145,578	$31,552	$59,765	$73,626	$138,992

Total revenues were $145,578 for the Successor 2021 period as compared to $31,552 for the Successor 2020 Period, $59,765 for the Predecessor 2020 Period, $73,626 for the Predecessor 2019 Period, and $138,992 for the Successor 2020 Pro Forma Period.

Cyber & Engineering revenues were $74,879 for the Successor 2021 Period as compared to $15,584 for the Successor 2020 Period, $59,765 for the Predecessor 2020 Period, $73,626 for the Predecessor 2019 Period, and $75,349 for the Successor 2020 Pro Forma Period. Revenues increased $59,295 in the Successor 2021 Period relative to the Successor 2020 Period as the Successor 2021 Period includes the results of PCI for the entire 2021 fiscal year whereas the Successor 2020 Period includes the results of PCI from October 23, 2020 through December 31, 2020, Revenues increased $15,114 and $1,253 in the Successor 2021 Period relative to the Predecessor 2020 Period and Predecessor 2019 Period, respectively, as a result of increased volume and new contract awards. Revenues decreased approximately $470 relative to the Successor 2020 Pro Forma Period. This decrease is primarily attributable to lower volume.

Analytics revenues were $70,699 for the Successor 2021 Period as compared to $15,968 for the Successor 2020 Period, and

$63,643 for the Successor 2020 Pro Forma Period. Analytics revenues increased $54,731 from the Successor 2020 Period due to the full year of activity for NuWave, Open Solutions, and ProModel. Analytics revenues increased $7,056 from the Successor 2020 Pro Forma Period. This increase was primarily attributable to new contract awards.

Cost of Revenues

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Cost of revenues
Cyber & Engineering	$59,658	$12,273	$46,755	$56,130	$59,028
Analytics	51,852	10,604	—	—	37,105
Total cost of revenues	$111,510	$22,877	$46,755	$56,130	$96,133

Cost of revenues as a percentage of revenues
Cyber & Engineering	80%	79%	78%	76%	78%
Analytics	73%	66%	—%	—%	58%

Total cost of revenues was $111,510 for the Successor 2021 Period as compared to $22,877 for the Successor 2020 Period, $46,755 for the Predecessor 2020 Period, $56,130 for the Predecessor 2019 Period, and $96,133 for the Successor 2020 Pro Forma Period.

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues was 80% for the Successor 2021 Period as compared to 79%, 78%, 76%, and 78% for the Successor 2020 Period, Predecessor 2020 Period, Predecessor 2019 Period, and Successor 2020 Pro Forma Period, respectively. The increase in cost of revenues as a percentage of revenue in the Successor 2021 Period relative to the Predecessor 2020 Period, Predecessor 2019 Period, and Successor 2020 Pro Forma Period was primarily driven by increased subcontractor costs.

Analytics cost of revenues as a percentage of Analytics revenues was 73% for the Successor 2021 Period as compared to 66% and 58% for the Successor 2020 Period and Successor 2020 Pro Forma Period, respectively. The increase in cost of revenues as a percentage of revenues for the Successor 2021 Period relative to the Successor 2020 Period and Successor 2020 Pro Forma Period was due to increased subcontractor costs.

SG&A

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
SG&A	$106,507	$7,909	$7,632	$11,004	$30,235
SG&A as a percentage of revenues	73%	25%	13%	15%	22%

SG&A expenses as a percentage of total revenues for the Successor 2021 Period was 73% as compared to 25% for the Successor 2020 Period, 13% for the Predecessor 2020 Period, 15% for the Predecessor 2019 Period, and 22% for the Successor 2020 Pro Forma Period. The increase in selling, general and administrative expenses as a percentage of revenues for the Successor 2021 Period relative to the Successor 2020 Period, Predecessor 2020 Period, Predecessor 2019 Period, and Successor 2020 Pro Forma Period was primarily driven by $53,463 of equity-based compensation cost recognized under the Class B Unit Incentive Plan. See the Equity-Based Compensation section Class B Unit Incentive Plan below for more information. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company. Since January of 2021, we have hired approximately 70 employees across various corporate functions, including hires to support our transition to a public company, and within the business development team to focus on our commercial growth strategy. Additionally, the increase for the Successor 2021 Period includes $6,917 related to capital market advisory fees related to advisors assisting with preparation for the Business Combination and various integration projects and $1,783 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Research and development	$6,033	$530	$85	$110	$615

Research and development expenses were $6,033 for the Successor 2021 Period as compared to $530 for the Successor 2020 Period, $85 for the Predecessor 2020 Period, $110 for the Predecessor 2019 Period, and $615 for the Successor 2020 Pro Forma Period. The increase in research and development expenses was driven by increased investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Transaction Expenses

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Transaction expenses	$—	$10,091	$—	$—	$10,091

Transaction expense was $— for the Successor 2021 Period as compared to $10,091 for the Successor 2020 Period, $— for the Predecessor 2020 Period, $— for the Predecessor 2019 Period, and $10,091 for the Successor 2020 Pro Forma Period. The transaction expense in the Successor 2020 Period and the Successor 2020 Pro Forma Period relate to the diligence and integration costs associated with the purchases of NuWave, PCI, Open Solutions, and ProModel as well as costs associated with evaluating other acquisition opportunities.

Net Increase in Fair Value of Derivatives

The net increase in fair value of derivatives of $33,353 for the Successor 2021 Period consists of fair value remeasurements of private warrants and written put options.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $2,881 for the Successor 2021 Period consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement. See the Liquidity and Capital Resources section Antares Capital Credit Agreement below for more information.

Interest Expense

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Interest expense	$7,762	$616	$1	$127	$8,396

Interest expense was $7,762 for the Successor 2021 Period as compared to $616 for the Successor 2020 Period, $1 for the Predecessor 2020 Period, $127 for the Predecessor 2019 Period, and $8,396 for the Successor 2020 Pro Forma Period. The interest expense in the Successor 2021 period was primarily incurred in connection with BigBear.ai Holdings’ Antares Capital Credit Facility, which was entered into in December 2020. See the Liquidity and Capital Resources section below for more information.

Income Tax Expense (Benefit)

	Successor		Predecessor
	2021 Period	2020 Period	2020 Period	2019 Period
Income tax expense (benefit)	$1,084	$(2,633)	$3	$9
Effective tax rate	(0.9)%	25.1%	0.1%	0.1%

Income tax expense was $1,084 for the Successor 2021 Period as compared to income tax benefit of $(2,633) for the Successor 2020 Period. The increase in income tax expense was primarily driven by a valuation allowance recognized on the Company’s deferred tax balances. The income tax expense for the Predecessor 2020 Period and Predecessor 2019 Period were insignificant because the Predecessor was established and taxed as a partnership.

The effective tax rate for the Successor 2021 Period differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, non-deductible Class B Incentive Unit equity-based compensation, a non-deductible unrealized increase in the fair value of derivatives, and the change in valuation allowance. The effective tax rate for the Successor 2020 Period differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes. The effective tax rate for the Predecessor 2020 Period and Predecessor 2019 Period differs from the U.S. federal income tax rate of 0.0% due to state and local income taxes.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that it would be not able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance.

Refer to Note K - Income Taxes of the Notes to consolidated financial statements included in Annual Report on Form 10-K for more information.

Supplemental Non-GAAP Information

The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax expense (benefit), depreciation and amortization, acquisition costs, acquisition integration costs, capital market and advisory fees and equity-based compensation. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with GAAP:

	Successor		Predecessor		Successor
	2021 Period	2020 Period	2020 Period	2019 Period	Pro Forma 2020
Net income (loss)	$(123,552)	$(7,838)	$5,289	$6,246	$(4,683)
Interest expense	7,762	616	1	127	8,396
Income tax expense (benefit)	1,084	(2,633)	3	9	(1,795)
Depreciation and amortization	7,262	1,028	52	50	6,990
EBITDA	(107,444)	(8,827)	5,345	6,432	8,908
Adjustments:
Equity-based compensation [1]	60,615	—	80	104	1,097
Net increase in fair value of derivatives [2]	33,353	—	—	—	—
Loss on extinguishment of debt [3]	2,881	—	—	—	—
Transaction bonuses [4]	1,089	—	—	—	—
Capital market advisory fees [5]	6,917	—	—	—	—
Termination of legacy benefits [6]	1,639	—	—	—	—
Management fees [7]	1,001	414	—	—	414
Non-recurring integration costs [8]	1,783	—	—	—	—
Commercial start-up costs [9]	3,018	—	—	—	—
Transaction expenses [10]	—	10,091	—	—	10,091
Adjusted EBITDA	$4,852	$1,678	$5,425	$6,536	$20,510
___________
1 Equity-based compensation includes approximately $60.4 million related to legacy equity compensation plans, including Tranches that vested upon the successful consummation of the Business Combination.
2 The increase in fair value of derivatives primarily relates to the changes in the fair value of certain Forward Purchase Agreements that were entered into prior to the closing of the Business Combination.
3 Loss on extinguishment of debt consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement.
4 Bonuses paid to certain employees related to the closing of the Business Combination.
5 The Company incurred capital market and advisory fees related to advisors assisting with preparation for the Business Combination.
6 In the third quarter of 2021, the Company elected to terminate certain legacy employee incentive benefits with final payments made in the fourth quarter of 2021.
7 Management and other related consulting fees paid to AE Partners. These fees will no longer be accrued or paid subsequent to the Business Combination.
8 Non-recurring internal integration costs related to the Business Combination.
9 Commercial start-up costs includes certain non-recurring expenses associated with tailoring the Company’s software products for commercial customers and use cases.
10 For the Successor 2020 Period and the Successor Pro Forma 2020 Period, the Company incurred acquisition costs related to the purchase of NuWave, PCI, Open Solutions and ProModel in 2020. Costs include both diligence and integration costs after each company was acquired.

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, computed in accordance with GAAP:

	Successor		Predecessor
	2021 Period	2020 Period	2020 Period	2019 Period
Net cash (used in) provided by operating activities	$(19,782)	$(7,416)	$8,614	$4,121
Capital expenditures, net	(639)	(155)	(121)	(18)
Free cash flow	$(20,421)	$(7,571)	$8,493	$4,103
Free cash flow from acquired businesses		19,770
Operating cash flow from acquired businesses		20,000
Capital expenditures of acquired businesses		(230)
Pro Forma free cash flow (i)		$12,199
_____________
(i)The Successor 2020 Pro Forma Period free cash flow represents free cash flow for the year ended December 31, 2020, adjusted for estimated free cash flow for NuWave, PCI, Open Solutions, and ProModel as if each of those transactions occurred at the beginning of the period. Adjustments to reflect the estimated free cash flows from acquired businesses includes certain transaction costs (and the associated tax impacts) not already included in the net loss, where applicable. The Successor 2020 Pro Forma Period free cash flow was not prepared in accordance with GAAP or the pro forma rules of Regulation S-X promulgated by the SEC and should not be considered as an alternative to net cash provided by (used in) operating activities determined in accordance with GAAP. We believe that the inclusion of Successor 2020 Pro Forma Period free cash flow is appropriate to provide additional information to investors because securities analysts and other investors may use this non-GAAP financial measure to assess our operating performance across periods on a consistent basis. The Successor 2020 Pro Forma Period free cash flow has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.

Key Performance Indicators

Backlog

We view growth in backlog as a key measure of our business growth. Backlog represents the estimated dollar value of contracts that we have been awarded for which work has not yet been performed, and in certain cases, our estimate of known opportunities for future contract awards on customer programs that we are currently supporting.

The majority of our historical revenues are derived from contracts with the Federal Government and its various agencies. In accordance with the general procurement practices of the Federal Government, most contracts are not fully funded at the time of contract award. As work under the contract progresses, our customers may add incremental funding up to the initial contract award amount. We generally do not deliver goods and services to our customers in excess of the appropriated contract funding.

At the time of award, certain contracts may include options for our customers to procure additional goods and services under the contract. Options do not create enforceable rights and obligations until exercised by our customers and thus we only recognize revenues related to options as each option is exercised. Contracts with such provisions may or may not specify the exact scope, nor corresponding price, associated with options; however, these contracts will generally identify the expected period of performance for each option. In cases where we have negotiated the estimated scope and price of an option in the contract with our customer, we use that information to measure our backlog and we refer to this as Priced Unexercised Options. If a contract does not specify the scope, level-of-effort, or price related to options to procure additional goods and services, we estimate the backlog associated with those options based on our discussions with our customer, our current level of support on the customer’s program, and the period of performance for each option that was negotiated in the contract. We refer to this as Unpriced Unexercised Options.

Many of the customer programs we support relate to key national security and defense interests. At the end of a contract, our customers may elect to modify our existing contract, in order to extend the period under which we provide additional goods and services or may elect to continue to procure additional goods and services from us under a new contract. If our customer notifies us that a program we currently support will be continuing under a new contract, we estimate the backlog associated with that anticipated future contract (“Anticipated Follow-on Awards”) based on the assumption that (i) we are highly likely to be awarded the contract because we are the incumbent, (ii) the program we support is of critical importance to national security and defense, and (iii) that if the contract was awarded to a different party, the transition would be highly disruptive to the achievement of our customer’s objectives. For purposes of estimating backlog related to Anticipated Follow-on Awards, we assume that the goods and services that we will deliver under that future contract will be generally similar in scope and pricing compared to our current contract and that our current level of support on the customer program will persist under the new contract. Potential contract awards with existing customers on completely new programs, or with any new customer that we have not worked with historically, would not be included in Anticipated Follow-on Awards as there is far greater uncertainty as to whether those opportunities will be awarded to us.

We define backlog in these categories to provide the reader with additional context as to the nature of our backlog and so that the reader can understand the varying degrees of risk, uncertainty, and where applicable, management’s estimates and judgements used in determining backlog at the end of a period. The categories of backlog are further defined below.

•Funded Backlog. Funded backlog represents the contract value of goods and services to be delivered under existing contracts for which funding is appropriated or otherwise authorized less revenues previously recognized on these contracts.

•Unfunded backlog. Unfunded backlog represents the contract value, or portion thereof, of goods and services to be delivered under existing contracts for which funding has not been appropriated or otherwise authorized.

•Priced Unexercised Options: Priced unexercised contract options represent the value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For priced unexercised options, we measure backlog based on the corresponding contract values assigned to the options as negotiated in our contract with our customer.

•Unpriced Unexercised Options: Unpriced unexercised contract options represent the value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For unpriced unexercised options, we estimate backlog generally under the assumption that our current level of support on the contract will persist for each option period.

•Anticipated Follow-on Awards: Anticipated Follow-on Awards represents our estimate of the value of goods and services to be delivered under a contract that has not yet been awarded to us, but where we believe we are highly likely to be awarded the contract because we are the incumbent on an ongoing customer program, the program we support is of critical importance to national security, and that if the contract was awarded to a different party, the transition would be highly disruptive to the achievement of our customer’s objectives. We estimate backlog related to Anticipated Follow-on Awards based on the assumption that the goods and services that we will deliver under the anticipated future contract will be generally similar in scope and pricing compared to our current contract and that our current level of support on that program will persist under the new contract.

The following table summarizes certain backlog information (in thousands):

	Successor
	December 31, 2021	December 31, 2020
Funded	$91,187	$63,048
Unfunded	68,203	45,795
Priced, unexercised options	143,969	57,345
Unpriced, unexercised options	119,747	175,509
Anticipated Follow-on Awards	42,582	66,864
Total backlog	$465,688	$408,561

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities. Our primary short-term cash requirements are to fund working capital, operating lease obligations, and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts.

Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, and research and development for growth initiatives.

Our ability to fund our cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions.

We believe that our cash from operating activities generated from continuing operations during the year, together with available borrowings under our existing credit facilities, will be adequate for the next 12 months to meet our anticipated uses of cash flow, including working capital, operating lease obligations, capital expenditures and debt service costs. While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity consists primarily of available cash and cash equivalents and available borrowings from our existing credit facilities. The following table details our available liquidity:

	Successor
	December 31, 2021	December 31, 2020
Available cash and cash equivalents	$68,900	$9,704
Available borrowings from our existing credit facilities	50,000	15,000
Total available liquidity	$118,900	$24,704

The following table summarizes our existing credit facilities:

	Successor
	December 31, 2021	December 31, 2020
Convertible Notes	$200,000	$—
Bank of America Senior Revolver	—	—
Antares Capital Term Loan	—	110,000
D&O Financing Loan	4,233	—
Total debt	204,233	110,000
Less: unamortized issuance costs	9,636	3,006
Total debt, net	194,597	106,994
Less: current portion	4,233	1,100
Long-term debt, net	$190,364	$105,894

Antares Capital Credit Agreement

On December 21, 2020, BigBear.ai entered into the Antares Capital Credit Agreement, which includes the following:
(i)$110 million term loan (the “Antares Capital Term Loan”) that was to mature on December 21, 2026. Proceeds from the Antares Capital Term Loan were used to finance the acquisition of ProModel, pay acquisition-related costs, fund working capital needs and other general corporate purposes;
(ii)$15 million revolving credit facility (the “Antares Capital Revolving Credit Facility”) that was to mature on December 21, 2026. Proceeds from the revolving credit facility were used to fund working capital needs, and other general corporate purposes. As of December 31, 2020 (Successor), the balance of the Antares Capital Revolving Credit Facility of $15 million was undrawn and available to BigBear.ai.

The Antares Capital Credit Agreement was secured by a security interest in all rights, title or interest in or to certain assets and properties owned by BigBear.ai and the guarantors included in the Antares Capital Credit Agreement. The Antares Capital Credit Agreement required BigBear.ai to meet customary affirmative and negative covenants, default provisions, representations and warranties and other terms and conditions. BigBear.ai was required to make mandatory prepayments of the outstanding principal and accrued interest under the Antares Capital Credit Agreement (i) upon the occurrence of certain events and (ii) to the extent a specified net leverage ratio is exceeded as evaluated on any test period ending date. The test period ending dates are March 31, June 30, September 30 and December 31 each year, which started on March 31, 2021.

BigBear.ai could prepay the Antares Capital Term Loan and the Antares Capital Revolving Credit Facility (collectively the “Loans”) at any time without any premium or penalty; however, the minimum amount of prepayment for the Antares Capital Term Loan and the Antares Capital Revolving Credit Facility was $250 and $100, respectively. In addition, the Antares Capital

Term Loan was to be repaid quarterly in principal payments of $275 with the first repayment on March 31, 2021.

Upon consummation of the Merger on December 7, 2021, aggregated gross proceeds were partially used to fund the $114,393 repayment of the Loans, including accrued interest of $136. The Company recognized a loss of $2,881 on the consolidated statements of operations for the extinguishment of the Loans related to the remaining unamortized debt issuance costs. The Antares Capital Credit Agreement required BigBear.ai to meet certain financial and other covenants. BigBear.ai Holdings was in compliance with all covenants through the extinguishment of the Loans.

Bank of America Senior Revolver

On December 7, 2021, BigBear.ai entered into a new senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), providing BigBear.ai with a $50.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. BigBear.ai may increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $18.8 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, are satisfied.

The Bank of America Credit Agreement requires BigBear.ai to meet certain financial and other covenants. As of December 31, 2021, BigBear.ai was in compliance with the covenant requirements.

As of December 31, 2021, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $545 were recorded on the balance sheet and are presented in Other non-current assets.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, a Conversion Rate Reset 180 days after December 7, 2021 should certain daily volume-weighted average price thresholds be met. The Convertible Note financing matures on December 7, 2026.

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2021, the Company was in compliance with all covenants.

As of December 31, 2021, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $9.6 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Successor		Predecessor
	2021 Period	2020 Period	2020 Period	2019 Period
Net cash (used in) provided by operating activities	(19,782)	(7,416)	8,614	4,121
Net cash used in investing activities	(863)	(184,869)	(121)	(18)
Net cash provided by (used in) financing activities	180,862	201,989	(9,773)	(2,839)
Net increase (decrease) in cash and cash equivalents and restricted cash	160,217	9,704	(1,280)	1,264
Cash and cash equivalents and restricted cash at beginning of year	9,704	—	1,644	380
Cash and cash equivalents and restricted cash at end of year	$169,921	$9,704	$364	$1,644

Operating activities

For the Successor 2021 Period, net cash used in operating activities was $19,782. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $17,706 and was further impacted by an unfavorable change in net working capital of $2,076 contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accrued liabilities of $2,845, an increase in contract liabilities of $3,666, and an increase in accounts payable of $2,744. These increases were partially offset by increases in accounts receivable of $7,179 and prepaid expenses and other assets of $6,437.

For the Successor 2020 Period, net cash used in operating activities was $7,416. Net loss before deducting depreciation, amortization and other non-cash items generated a cash outflow of $9,387 and was further impacted by a favorable change in net working capital of $1,971 during this period. The favorable change in net working capital was largely driven by a decrease in contract assets of $3,868 and an increases in accrued liabilities of $1,224 and accounts payable of $1,111. These increases were partially offset by an increase in accounts receivable of $4,000.

For the Predecessor 2020 period, net cash provided by operating activities was $8,614. Net income before deducting depreciation, amortization and other non-cash items generated a cash inflow of $5,413 while favorable changes in net working capital of $3,201 contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by an decrease for accounts receivable of $6,818, partially offset by an increase in contract assets of $4,300.

For the Predecessor 2019 Period, net cash provided by operating activities was $4,121. Net income before deducting depreciation, amortization and other non-cash items generated a cash inflow of $6,398. This cash outflow was offset by unfavorable changes in net working capital of $2,277 during this period. The unfavorable change in net working capital was largely driven by an increase for accounts receivable of $2,488.

Investing activities

For the Successor 2021 Period, net cash used in investing activities was $863, consisting of the purchase of property and equipment of $645 and the settlement of escrow amounts related to the acquisition of businesses of $224.

For the Successor 2020 Period, net cash used in investing activities was $184,869, consisting of $184,714 used for the acquisitions of NuWave, PCI, Open Solutions, and ProModel, and $155 used for the purchase of property and equipment.

For the Predecessor 2020 Period, net cash used in investing activities was $121, consisting of the purchase of property and equipment.

For the Predecessor 2019 Period, net cash used in investing activities was $18, consisting of the purchase of property and equipment.

Financing activities

For the Successor 2021 Period, net cash provided by financing activities was $180,862, consisting primarily of the proceeds from the issuance of convertible notes of $200,000, proceeds from the Merger of $101,958, and net proceeds from short-term borrowings of $4,233. These cash inflows were partially offset primarily by the repayment of the term loan of $110,000, the payment of Merger transaction costs of $9,802, and the payment of debt issuance costs of $5,527.

For the Successor 2020 Period, net cash provided by financing activities was $201,989, consisting of proceeds from long term debt of $107,249, proceeds from the issuance of promissory notes of $91,283 and cash inflows from the Parent’s contribution of $95,047. These cash inflows were partially offset primarily by repayment of the promissory notes of $91,283.

For the Predecessor 2020 Period, net cash used by financing activities was $9,773, consisting of consisting of the proceeds from long term debt of $2,000, offset by distributions to members of $9,773 and repayment of long-term debt of $2,000.

For the Predecessor 2019 Period, net cash used by financing activities was $2,839, consisting of repayment of long-term debt of $2,000 and distributions to members of $839.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note B of our audited consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue, cost and expenses, and other expense (income), net, in our consolidated statements of operations, as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

In accordance with the Company’s policies, we regularly evaluate estimates, assumptions, and judgments; our estimates, assumptions, and judgments are based on historical experience and on factors we believe are reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results the Company reports may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we use to prepare our consolidated financial statements.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS”) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Business Combinations, Goodwill and Intangible Assets

Under the acquisition method of accounting, the Company recognizes tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at acquisition date. The accounting for business combinations requires us to make significant estimates and assumptions, especially with respect to goodwill and intangible assets.

Goodwill

The Company allocates the fair value of purchase consideration in a business combination to tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates can include, but are not limited to, future expected cash flows from acquired customers and acquired technology from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and, as a result, actual results may differ from estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

We assess goodwill for impairment at least annually, as of the October 1, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the purposes of impairment testing, we have determined that we have two reporting units. Our test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. We performed a qualitative assessment at the end of 2021 and based on our qualitative assessment, a quantitative assessment was necessary. Following the quantitative assessment, it was determined that no goodwill impairment would be recognized for the year ended December 31, 2021.

The discounted cash flow approach requires management to make certain assumptions based upon information available at the time the valuations are performed. Actual results could differ from these assumptions. We believe the assumptions used are reflective of what a market participant would have used in calculating fair value considering current economic conditions.

Additional risks for goodwill across all reporting units include, but are not limited to:

•our failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted value of our reporting units;
•adverse technological events that could impact our performance;
•volatility in equity and debt markets resulting in higher discount rates; and
•significant adverse changes in the regulatory environment or markets in which we operate.
It is not possible at this time to determine if an impairment charge would result from these factors. We will continue to monitor our goodwill for potential impairment indicators in future periods.
Intangible assets

Identifiable finite-lived intangible assets, including technology and customer relationships, have been acquired through the Company’s various business combinations. The fair value of the acquired technology and customer relationships has been estimated using various underlying judgments, assumptions, and estimates. Potential changes in the underlying judgments, assumptions, and estimates used in our valuations of acquired intangible assets could result in different estimates of the future fair values. A potential increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The approaches used for determining the fair value of finite-lived technology and customer relationships acquired depends on the circumstances; the Company has used the income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods). Within each income approach method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.

Finite-lived intangible assets are reported at cost, net of accumulated amortization, and are amortized on a straight-line basis over their estimated useful lives. Significant judgment is also required in assigning the respective useful lives of intangible assets. Our assessment of intangible assets that have a finite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, attrition rate, operating plans, cash flows (i.e., economic life based on the discounted and undiscounted cash flows), future usage of intangible assets and the macroeconomic environment.

We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the intangible assets are expected to generate. If such review indicates that the carrying amount of our intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

Revenue Recognition

The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in interpreting complex arrangements with nonstandard terms and conditions and determining when all criteria for revenue recognition have been met. The Company’s revenues are derived from the sale of artificial intelligence, machine learning, and technical consulting solutions and services.

The Company engages in long-term contracts for production and service activities and generally recognizes revenue over time (versus point in time recognition) due to the fact that the Company’s ongoing performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of solutions and services provided when determining the proper accounting for a particular contract. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”) and time-and-materials (“T&M”) contracts.

The Company assesses each contract at its inception to determine whether it should be combined with other contracts. When making this determination, the Company considers factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, the Company treats the combined contracts as one single contract for revenue recognition purposes.

The Company evaluates the solutions or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Significant judgment is required in determining performance obligations, and these decisions could change the amount of revenue and profit recorded in a given period.

The Company determines the transaction price for each contract based on the consideration the Company expects to receive for the solutions or services being provided under the contract. For contracts where a portion of the price may vary, the Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company analyzes the risk of a significant revenue reversal and if necessary constrains the amount of variable consideration recognized in order to mitigate this risk.

At the inception of a contract, the Company estimates the transaction price based on its current rights and does not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts are often subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract. Our contracts with the U.S. Government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract, and generally do not provide the customer any material rights under the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and recognized as a cumulative adjustment to revenue. We account for renewal options as separate contracts when they include distinct goods or services at standalone selling prices.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the solution or service underlying each performance obligation. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin approach.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the solutions and services. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the solution or service. Substantially all of the Company’s revenue is recognized over time as the Company performs under the contract because control of the work in process transfers continuously to the customer.

For performance obligations to deliver solutions with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for our contracts because it best depicts the transfer of control to the customer as we incur costs on our contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s).

Our cost estimation process is based on the professional knowledge of our professionals and draws on their significant experience and judgment. Accounting for long-term contracts requires significant judgment relative to estimating total contract revenues and costs, in particular, assumptions relative to the amount of time to complete the contract, including the assessment of the nature and complexity of the work to be performed. The Company’s estimates are based upon the professional knowledge and experience of its personnel, who review each long-term contract to assess the contract’s schedule, performance, technical matters and estimated cost at completion. Changes in estimates are applied retrospectively for contracts executed after the date of acquisition and are applied via the Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”) reset method described above for contracts existing at the date of acquisition. When adjustments in estimated contract costs are identified, such revisions may result in current period adjustments to earnings applicable to performance in prior periods.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows to which the asset relates is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No such impairment charges were recognized during the periods presented.

Using a discounted cash flow method involves significant judgment and requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Judgments are based on historical experience, current market trends, consultations with external valuation specialists and other information. If facts and circumstances change, the use of different estimates and assumptions could result in a materially different outcome. The Company generally develops these forecasts based on recent sales data, projections based on existing backlog, acquisitions, and estimated future growth of the market in which it operates.

Income Taxes

Significant judgments are required in order to determine the realizability of tax assets. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future sources of taxable income, carry-forward periods available, the existence of prudent and feasible tax planning strategies and other relevant factors. The Company recognizes a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes.

Warrants

As part of GigCapital4’s Initial Public Offering, public and private warrants were issued, which were assumed by BigBear.ai upon consummation of the Merger. Warrants are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which private warrants do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized in the consolidated statements of operations.

Written Put Option

The Written Put Option is a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodies an obligation to repurchase the Company’s shares by paying cash. Furthermore, the Written Put Option meets the definition of derivative under ASC 815. Therefore, the Written Put Option is classified as a current liability and is measured at fair value on the Company’s consolidated balance sheet. The unrealized gains and losses from changes in the fair value of the Written Put Option is reflected in the consolidated statements of operations.

Equity-based Compensation

Pursuant to ASC 718, Compensation – Stock Compensation, equity-based awards are measured at fair value on the grant date. For equity classified equity-based awards without performance conditions, the Company recognizes equity-based compensation cost on a straight-line basis over the vesting period of the award. For equity classified equity-based awards with performance conditions, the Company recognizes equity-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company recognizes forfeitures of equity-based awards in the period they occur.

Equity-Based Compensation

Predecessor

On June 11, 2019, the Predecessor granted 100 Class B Incentive Units to a Member in consideration for the Member’s services to the Predecessor, subject to terms and conditions stated in the profits interest grant agreement. The Class B Incentive Units granted upon full vesting represented 10% interest in the Predecessor. The Class B Incentive Units were non-voting profits interest which were subject to vesting and restrictions. According to the vesting schedule, 10 Units vested on June 11, 2019 and 90 Units would vest on January 1, 2024. The Class B Incentive Units shall have the same voting rights as the Class A Members beginning on January 1, 2024.

The Class B Incentive Units granted only had a service condition, and equity-based compensation for the Class B Incentive Units was recognized on a straight-line basis over the requisite service period. The fair value of the awards for which equity-based compensation cost was recognized was estimated using the Black-Scholes options pricing model, which uses assumptions such as a risk-free interest rates, discount rates and volatility rates. The historical volatility used in the determination of the fair value of the Class B Incentive Units was based on analysis of the historical volatility of guideline public companies and factors specific to the Predecessor.

Successor

Class A Units Granted to Board of Directors

Certain members of the board of directors of the Company have elected to receive their compensation for their services as a board member in stock, Class A Units of BBAI Ultimate Holdings. The number of Units granted or to be granted by BBAI Ultimate Holdings are determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. The total value of the Class A units granted to such directors for the year ended December 31, 2021 is $86, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Class B Unit Incentive Plan

In February 2021, the Company’s Parent adopted a written compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to present and future directors, managers, officers, employees, consultants, advisors, and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based, and market-based conditions. The grant date fair value for the Incentive Units was $5.19.

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units will immediately become fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Merger Agreement. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

Equity-based compensation for awards with performance conditions is based on the probable outcome of the related performance condition. The performance conditions required to vest per the amended Incentive Plan remain improbable until they occur due to the unpredictability of the events required to meet the vesting conditions. As such events are not considered probable until they occur, recognition of equity-based compensation for the Incentive Units is deferred until the vesting conditions are met. Once the event occurs, unrecognized compensation cost associated with the performance-vesting Incentive Units (based on their modification date fair value) will be recognized based on the portion of the requisite service period that has been rendered.

On December 7, 2021, the previously announced merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of thirty months from the modification date, which resulted in approximately 17% of the compensation expense for Tranche II being recognized during the year ended December 31, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. Additionally, the

Company’s Parent modified the vesting conditions for three former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the three former employees will continue to vest through the vesting date. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the three former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $4,572 during the year ended December 31, 2021. The total compensation expense recognized by the Company for Tranches I, II, and III Incentive Units, including the effects of the modification, was $60,349 during the year ended December 31, 2021, of which $53,463 was recognized in selling, general and administrative expense and $6,886 in cost of sales.

As of December 31, 2021 (Successor), there was approximately $22.7 million of unrecognized compensation costs related to Incentive Units.

Stock Options

On December 7, 2021, the Company adopted the BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by providing eligible employees, prospective employees, consultants, and non-employee directors of the Company the opportunity to receive stock- and cash-based incentive awards. Pursuant to the Plan, the Company’s Board of Directors granted certain grantees Options to purchase shares of the Company’s common stock at an exercise price of $9.99. The Options vest 25% on each anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s Option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Options expire on the 10th anniversary of the grant date. The Company recognizes equity-based compensation expense for the Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. The Company recognized $42 and $1 in stock compensation expense in selling, general and administrative expense and cost of revenues, respectively, during the year ended December 31, 2021. As of December 31, 2021, there was approximately $2,471 of unrecognized compensation costs related to the Options.

Restricted Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The grant date of this award is December 7, 2021. The Company granted 273,300 RSUs to employees, 25% of which will vest on the first anniversary of the grant date, 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 25% on the fourth anniversary of the grand date. The Company granted 130,000 RSUs to nonemployee directors, 100% of which will vest on the first anniversary of the grant date. Vesting of the RSUs is subject to the grantee’s continued service through the vesting date. The grant-date fair value of the RSUs was $10.03. The Company recognizes equity-based compensation expense for RSUs on a straight-line over the requisite service period. During the year ended December 31, 2021, the Company recognized $134 and $3 of equity-based compensation expense in selling, general and administrative expense and cost of revenues, respectively. As of December 31, 2021, there was approximately $3,908 of unrecognized compensation costs related to the RSUs.

Performance Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to an employee. The grant date of this award is December 7, 2021. The percentage of vesting is based on achieving certain performance criteria during each of the four fiscal years ended December 31, 2022 through December 31, 2025, provided that the employee remains in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved. There is a maximum of 37,500 PSUs available to vest during each of the four performance periods. The Company recognized no equity-based compensation expense for the PSUs during the year ended December 31, 2021 as it was not considered probable that the performance conditions would be achieved.

Recent Accounting Pronouncements

See Note B—Summary of Significant Accounting Policies of the audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock including derivative liabilities and convertible debt. Decreases in the value of our common stock will result in increases in the fair value of our derivative liabilities which relate to our Forward Share Purchase (FPA) agreements that were entered into prior to the Merger. Additionally, our convertible debt contains certain reset provisions that are triggered based on the value of our common stock and volume of shares traded during the reset period. If the reset provision is triggered, the number of shares to be issued in the event of a conversion would increase from 17,391,304 shares to 23,058,494 shares. Refer to Note N - Written Put Options and Note I - Debt in the notes to our consolidated financial statements in Item 9 on this Annual Report on Form 10-K for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of December 31, 2021, the outstanding principal amount of our debt was $204.2 million, excluding unamortized discounts and issuance costs of $9.6 million.

Inflation affects the way we operate in our target markets. In general, we believe that, over time, we will be able to increase prices to counteract the majority of the inflationary effects of increasing costs and to generate sufficient cash flows to maintain our productive capability. Additionally, many of our long-term contracts have annual rate escalation clauses.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 8. Financial Statements and Supplementary Data

BigBear.ai Holdings, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	88

Consolidated Balance Sheets as of December 31, 2021 (Successor) and December 31, 2020 (Successor)	89

Consolidated Statements of Operations for the Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), the Period from January 1, 2020 through October 22, 2020 (Predecessor) and for the Year Ended December 31, 2019 (Predecessor)	90

Consolidated Statements of Equity for January 1, 2020 through October 22, 2020 (Predecessor) and for the Year Ended December 31, 2019 (Predecessor)	91

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2021 (Successor) and the Period from May 22, 2020 through December 31, 2020 (Successor)	92

Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), the Period from January 1, 2020 through October 22, 2020 (Predecessor) and for the Year Ended December 31, 2019 (Predecessor)	93

Notes to Consolidated Financial Statements	95

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
BigBear.ai Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings, Inc. (a Delaware corporation) and subsidiaries (formerly BigBear.ai Holdings, LLC, collectively the “Company” or “Successor”) as of December 31, 2021 and 2020 (Successor), the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the consolidated statements of operations, changes in equity, and cash flows of PCI Strategic Management, LLC (“Predecessor”) for the period from January 1, 2020 through October 22, 2020 and the year ended December 31, 2019 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 (Successor), and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 through October 22, 2020 and the year ended December 31, 2019 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Arlington, Virginia
March 31, 2022

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$68,900	$9,704
Restricted cash	101,021	—
Accounts receivable, less allowance for doubtful accounts of $43 as of December 31, 2021 and December 31, 2020	28,605	21,426
Contract assets	628	2,575
Prepaid expenses and other current assets	7,028	641
Total current assets	206,182	34,346
Non-current assets:
Property and equipment, net	1,078	863
Goodwill	91,636	91,271
Intangible assets, net	83,646	90,498
Deferred tax assets	—	794
Other non-current assets	780	593
Total assets	$383,322	$218,365

Liabilities and equity
Current liabilities:
Accounts payable	$5,475	$2,731
Short-term debt, including current portion of long-term debt	4,233	1,100
Accrued liabilities	10,735	7,270
Contract liabilities	4,207	541
Derivative liabilities	44,827	—
Other current liabilities	541	413
Total current liabilities	70,018	12,055
Non-current liabilities:
Long-term debt, net	190,364	105,894
Deferred tax liabilities	248	—
Other non-current liabilities	324	19
Total liabilities	260,954	117,968

Commitments and contingencies (Note M)

Equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 135,566,227 shares issued at December 31, 2021.	14	11
Additional paid-in capital	253,744	108,224
Accumulated deficit	(131,390)	(7,838)
Total equity	122,368	100,397
Total liabilities and equity	$383,322	$218,365

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Revenues	$145,578	$31,552	$59,765	$73,626
Cost of revenues	111,510	22,877	46,755	56,130
Gross margin	34,068	8,675	13,010	17,496
Operating expenses:
Selling, general and administrative	106,507	7,909	7,632	11,004
Research and development	6,033	530	85	110
Transaction expenses	—	10,091	—	—
Operating (loss) income	(78,472)	(9,855)	5,293	6,382
Net increase in fair value of derivatives	33,353	—	—	—
Loss on extinguishment of debt	2,881	—	—	—
Interest expense	7,762	616	1	127
(Loss) income before taxes	(122,468)	(10,471)	5,292	6,255
Income tax expense (benefit)	1,084	(2,633)	3	9
Net (loss) income	$(123,552)	$(7,838)	$5,289	$6,246

Basic net loss per share	$(1.15)	$(0.07)
Diluted net loss per share	$(1.15)	$(0.07)

Weighted-average shares outstanding:
Basic	107,009,834	105,000,000
Diluted	107,009,834	105,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except unit data)

For the Predecessor 2019 and Predecessor 2020 Period

	Class A Units	Class B Units	Members’ contribution	Retained earnings	Total members’ equity
As of December 31, 2018 (Predecessor)	900	—	4,894	1,270	6,164
Net income	—	—	—	6,246	6,246
Class B Units vested	—	10	—	—	—
Equity-based compensation expense	—	—	104	—	104
Distributions	—	—	—	(839)	(839)
As of December 31, 2019 (Predecessor)	900	10	4,998	6,677	11,675
Net income	—	—	—	5,289	5,289
Equity-based compensation expense	—	—	80	—	80
Distributions	—	—	—	(9,773)	(9,773)
As of October 22, 2020 (Predecessor)	900	10	$5,078	$2,193	$7,271

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and unit data)

For the Successor 2020 Period

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	paid-in capital	deficit	equity
As of May 22, 2020 (Successor)	—	$—	$—	$—	$—
Net loss	—	—	—	(7,838)	(7,838)
Parent’s contributions *	105,000,000	11	95,036	—	95,047
Parent’s contributions for acquisitions	—	—	13,188	—	13,188
As of December 31, 2020 (Successor)	105,000,000	$11	$108,224	$(7,838)	$100,397

*The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

For the Successor 2021 Period

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	paid-in capital	deficit	equity
As of December 31, 2020 (Successor) *	105,000,000	$11	$108,224	$(7,838)	$100,397
Net loss	—	—	—	(123,552)	(123,552)
Equity-based compensation expense	—	—	60,615	—	60,615
GigCapital4 shares net of redemptions, including PIPE, warrant liability, and Merger costs	30,556,227	3	84,905	—	84,908
As of December 31, 2021 (Successor)	135,556,227	$14	$253,744	$(131,390)	$122,368

*The units of the Company prior to the Merger (as defined in Note A) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Cash flows from operating activities:
Net (loss) income	$(123,552)	$(7,838)	$5,289	$6,246
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,262	1,028	52	50
Amortization of debt issuance costs	679	17	—	—
Equity-based compensation expense	60,615	—	80	104
Provision for doubtful accounts	—	43	—	—
Deferred income tax expense (benefit)	1,042	(2,637)	(8)	(2)
Loss on extinguishment of debt	2,881	—	—	—
Net increase in fair value of derivatives	33,353	—	—	—
Loss on sale of property and equipment	14	—	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,179)	(4,000)	6,818	(2,488)
(Increase) decrease in contract assets	1,947	3,868	(4,300)	(127)
(Increase) decrease in prepaid expenses and other assets	(6,437)	(453)	(29)	(59)
Increase (decrease) in accounts payable	2,744	1,111	51	(349)
Increase (decrease) in accrued liabilities	2,845	1,224	504	735
Increase (decrease) in contract liabilities	3,666	40	—	—
Increase (decrease) in other liabilities	338	181	157	11
Net cash (used in) provided by operating activities	(19,782)	(7,416)	8,614	4,121
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(224)	(184,714)	—	—
Purchases of property and equipment	(645)	(155)	(121)	(18)
Proceeds from disposal of property and equipment	6	—	—	—
Net cash used in investing activities	(863)	(184,869)	(121)	(18)
Cash flows from financing activities:
Proceeds from term loan	—	107,249	—	—
Repayment of term loan	(110,000)	—	—	—
Proceeds from promissory notes	—	91,283	—	—
Repayment of promissory notes	—	(91,283)	—	—
Proceeds from short-term borrowings	9,233	4,000	2,000	—
Repayment of short-term borrowings	(5,000)	(4,000)	(2,000)	(2,000)
Proceeds from issuance of convertible notes	200,000	—	—	—
Proceeds from the Merger	101,958	—	—	—
Payment of Merger transaction costs	(9,802)	—	—	—
Payment of debt issuance costs to third parties	(5,527)	(307)	—	—
Distributions to members	—	—	(9,773)	(839)
Parent’s contribution	—	95,047	—	—
Net cash provided by (used in) financing activities	180,862	201,989	(9,773)	(2,839)
Net increase (decrease) in cash and cash equivalents and restricted cash	160,217	9,704	(1,280)	1,264
Cash and cash equivalents and restricted cash at beginning of year	9,704	—	1,644	380
Cash and cash equivalents and restricted cash at end of year	$169,921	$9,704	$364	$1,644

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Cash paid during the period for:
Interest	$6,241	$384	$1	$127
Income taxes	$68	$—	$9	$5

Supplemental schedule of non-cash investing and financing activities:
Merger transaction costs paid included in accrued liabilities	$259	$—	$—	$—
Merger costs settled through issuance of common stock	$10,153	$—	$—	$—
Debt issuance costs settled through issuance of common stock	$4,800	$—	$—	$—
Initial fair value of written put option at closing	$11,371	$—	$—	$—
Initial fair value of private warrants at closing	$421	$—	$—	$—
Parent units issued for acquisitions	$—	$13,188	$—	$—

	Successor
Reconciliation of cash and cash equivalents and restricted cash:	December 31, 2021	December 31, 2020
Cash and cash equivalents	$68,900	$9,704
Restricted cash	101,021	—
Cash and cash equivalents and restricted cash at end of the period	$169,921	$9,704

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

Affiliates of AE Industrial Partners Fund II, LP (“AE”), a private equity firm specializing in aerospace, defense, space and government services, power generation, and specialty industrial markets, formed a series of acquisition vehicles on May 22, 2020, which included Lake Parent, LLC (“Lake Parent”), BigBear.ai Holdings, LLC, (“BigBear.ai Holdings” or “Successor”, formerly known as Lake Intermediate, LLC), BigBear.ai Intermediate Holdings, LLC (“BigBear.ai Intermediate”, formerly known as Lake Finance, LLC) and BigBear.ai, LLC, (“BigBear.ai”, formerly known as Lake Acquisition, LLC) with Lake Parent being the top holding company. BigBear.ai and BigBear.ai Intermediate are wholly owned subsidiaries of BigBear.ai Holdings.

On June 19, 2020, BigBear.ai acquired NuWave Solutions, LLC (“NuWave”). Subsequently, NuWave entered into an agreement with Open Solutions Group, LLC (“Open Solutions”) to acquire 100% of its equity on December 2, 2020. On December 21, 2020, BigBear.ai acquired the Government Services division of ProModel Government Solutions Inc. (“ProModel”).

Separately, AE also formed a series of acquisition vehicles on October 8, 2020 which included PCISM Ultimate Holdings, LLC (subsequently renamed to BBAI Ultimate Holdings, LLC, “Parent”), PCISM Holdings, LLC, PCISM Intermediate Holdings, LLC, and PCISM Intermediate II Holdings, LLC. On October 23, 2020, Parent acquired PCI Strategic Management, LLC (“PCI” or “Predecessor”).

On December 21, 2020, NuWave acquired 100% of the equity of PCI in a series of transactions which resulted in BigBear.ai Holdings being a wholly owned subsidiary of Parent. These transactions left Lake Parent with no assets or operations, and it was dissolved.

BigBear.ai Holdings includes the Predecessor, which is comprised of PCI prior to its acquisition date, and the Successor, including NuWave, PCI, Open Solutions and ProModel after the acquisition of each, respectively. The Company offers a comprehensive suite of solutions including artificial intelligence (“AI”) and machine learning (“ML”), data science, advanced analytics, offensive and defensive cyber, data management, cloud solutions, digital engineering, and systems integration.

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated pursuant to the business combination agreement (the “Agreement”) dated June 4, 2021, as amended in July 2021 and December 2021, by and between GigCapital4 Merger Sub Corporation (the “Merger Sub”), a wholly owned subsidiary of GigCapital4, BigBear.ai Holdings, and Parent. Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors. Included within the FPAs is a provision that each of the participants would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they will have the right to sell the shares to the Company for $10.15 per share. Upon the closing of the Merger, GigCapital4 was renamed to BigBear.ai, Holdings Inc. (“BigBear.ai” or the “Company”), the SEC registrant. As a result of the Merger, the Company received aggregate gross proceeds of $101,958 from GigCapital4’s trust account and PIPE Proceeds, and issued $200,000 of unsecured convertible notes that are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50 (refer to Note I for detail). Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and Merger transaction costs and other costs paid through the funds flow of $9,802, consisting of marketing, legal and other professional fees.

The Merger is accounted for as a reverse recapitalization in which GigCapital4 is treated as the acquired company. For accounting purposes, the Merger is treated as the equivalent of BigBear.ai Holdings issuing equity for the net assets of GigCapital4 followed by a recapitalization. A reverse recapitalization does not result in a new basis of accounting, and the consolidated financial statements of the combined entity (BigBear.ai) represent the continuation of the consolidated financial statements of BigBear.ai Holdings in many respects.

Immediately prior to the closing of the Merger, but following the consummation of the GigCapital4’s domestication to a Delaware corporation, the authorized capital stock of GigCapital4 consisted of 501,000,000 shares, including (i) 500,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. 135,566,227 shares of common stock and no shares of the preferred stock were outstanding as of December 31, 2021. At the effective time of the Merger, 100 units of BigBear.ai Holdings were cancelled and automatically deemed for all purposes to represent the Parent’s right to receive, in the aggregate, $75 million in cash and shares in GigCapital4, and Parent exchanged its 100 units of BigBear.ai Holdings for 105,000,000 shares of BigBear.ai’s common stock. In addition, 8,000,000 shares of PIPE financing were issued and 1,495,320 shares were issued to certain advisors. AE became the majority stockholder of the Company, via its ownership of Parent, following the close of the Merger (83.5%).

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note B—Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and all intercompany balances and transactions have been eliminated in consolidation. Amounts presented within the consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit, and per share amounts.
The period from May 22, 2020 (inception) through December 31, 2020 and as of December 31, 2020 (the “Successor 2020 Period”) and the year ended December 31, 2021 (the “Successor 2021 Period”) relate to activity of BigBear.ai Holdings and its subsidiaries. The year ended December 31, 2019 (the “Predecessor 2019 Period”), and the period from January 1, 2020 to October 22, 2020 (the “Predecessor 2020 Period”) relate to the predecessor period. The Successor 2020 Period begins before the Predecessor 2020 Period ended due to the acquisitions that took place prior to the acquisition of PCI.

The PCI, NuWave, Open Solutions, and ProModel acquisitions were accounted for as business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), and the resulting new basis of accounting is reflected in the Successor 2020 Period as of each acquisition date. As a result, financial information of the Predecessor and Successor periods has been prepared under two different bases of accounting and therefore are not comparable.

PCI was identified as the Predecessor through an analysis of various factors, including the size, financial characteristics, and ongoing management.

The audited consolidated financial statements are presented as described below:
•The consolidated financial statements for the Predecessor 2019 Period, which includes a full year of operating results of PCI.
•The consolidated financial statements for the Predecessor 2020 Period, which includes the operating results of PCI from January 1, 2020 to October 22, 2020.
•The combined financial statements for the Successor 2020 Period, which includes the operating results of BigBear.ai Holdings and its subsidiaries from each of their respective acquisition dates through December 31, 2020.
•The consolidated financial statements for the Successor 2021 Period, which includes the operating results of BigBear.ai Holdings and its subsidiaries for the year ended December 31, 2021.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ materially from those estimates. Accounting policies subject to estimates include valuation of goodwill, intangible assets, impairments, revenue recognition, income taxes, business combinations and equity-based compensation.

Business Combinations

The Company utilizes the acquisition method of accounting under ASC 805, for all transactions and events in which it obtains control over one or more other businesses (even if less than 100% ownership is acquired), to recognize the fair value of all assets and liabilities assumed and to establish the acquisition date fair value as of the measurement date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates and assumptions are inherently uncertain and

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Transaction expenses that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

Revenue Recognition

The Company’s revenues from contracts with customers are from offerings including artificial intelligence and machine learning, data science, advanced analytics, offensive and defensive cyber, data management, cloud solutions, digital engineering, and systems integration, primarily with the U.S. Government and its agencies. The Company also serves various commercial customers.

The Company organizes its solutions into three categories:

1.Observe – helps customers collect, normalize and curate data from a variety of sources in real-time.
2.Orient – uses low code, composable, distributed, and event-driven predictive analytics to uncover hidden items in raw data and make sense of incomplete data.
3.Dominate – helps customers turn data into insights by recommending and evaluating multiple courses of action through data visualization and descriptive analytics.

Each of the Company’s solutions can be sold individually or combined and sold together. Regardless of whether a customer is procuring only one of the Company’s solutions or a combination of solutions, the Company’s contracts generally include a significant service of integrating the solutions with the Company’s customer’s existing solutions and information systems. After the Company implements the solutions, the Company may also enter into contracts with the customers to further refine or customize these solutions to either enhance the functionality or adjust for changes in the customer’s requirements. These post-implementation service contracts are generally performed on a time-and-materials basis.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”) and time-and-materials (“T&M”) contracts.

Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. Under T&M contracts, the Company agrees to perform the specified work for a pre-determined rate per hour, as well as the reimbursement of other direct billable costs which are presented on a gross basis. The Company has a right to consideration from the customer in an amount that corresponds directly with the value of the Company’s performance and recognizes revenue in the amount to which the Company has a right to invoice (the “right to invoice” practical expedient).

The Company assesses each contract at its inception to determine whether it should be combined with other contracts. When making this determination, the Company considers factors such as whether two or more contracts were negotiated and executed at or near the same time or were negotiated with an overall profit objective. If combined, the Company treats the combined contracts as one single contract for revenue recognition purposes.

The Company generally uses internally developed and third-party applications, which the Company integrates, when implementing solutions to meet specific customer requirements. The Company evaluates the solutions or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Each of the Company’s solutions is capable of being distinct as the customer can benefit from each individual solution on its own or with other resources that are readily available. When customer contracts include a significant service of integrating the solutions to provide a set of integrated or highly interrelated tasks, the Company accounts for these arrangements as a single performance obligation. While the contracts provide customers access to the Company’s solutions, the contracts generally do not contain separate licensing provisions for independent use of the underlying internally developed software. Additionally, these components are highly interdependent and highly interrelated into the solutions delivered to the Company’s

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

customers. Therefore, these components are not capable of being distinct and are not separately identifiable from the other promises in the contract. In cases where customer contracts have an explicit licensing provision to the underlying software, such software is generally accounted for as a separate performance obligation.

The Company determines the transaction price for each contract based on the consideration the Company expects to receive for the solutions or services being provided under the contract. For contracts where a portion of the price may vary, the Company estimates variable consideration at the most likely amount, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. The Company analyzes the risk of a significant revenue reversal and if necessary, constrains the amount of variable consideration recognized in order to mitigate this risk.

At the inception of a contract, the Company estimates the transaction price based on its current rights and does not contemplate future modifications (including unexercised options) or follow-on contracts until they become legally enforceable. Contracts are often subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract. The Company’s contracts with the U.S. Government often contain options to renew existing contracts for an additional period of time (generally a year at a time) under the same terms and conditions as the original contract, and generally do not provide the customer any material rights under the contract. Therefore, such modifications are accounted for as if they were part of the existing contract and may result in a cumulative adjustment to revenue recognized. The Company accounts for renewal options as separate contracts when they include distinct goods or services at standalone selling prices.

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the solution or service underlying each performance obligation. The standalone selling price represents the amount for which the Company would sell the solution or service to a customer on a standalone basis (i.e., not bundled with any other solutions or services). The Company’s contracts with the U.S. government are subject to the Federal Acquisition Regulation (“FAR”) and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, the Company estimates the standalone selling price using the expected cost-plus margin approach.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the solutions and services. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the solution or service. Substantially all of the Company’s revenue is recognized over time as the Company performs under the contract because control of the work in process transfers continuously to the customer. For most contracts with the U.S. Government, this continuous transfer of control of the work in process to the customer is supported by clauses in the contract that give the customer ownership of work in process and allow the customer to unilaterally terminate the contract for convenience and pay the Company for costs incurred plus a reasonable profit. For most non-U.S. Government contracts, continuous transfer of control to the customer is supported because the Company delivers solutions that do not have an alternative use to the Company and if the Company’s customer were to terminate the contract for reasons other than the Company’s non-performance, the Company would have the right to recover damages which would include, among other potential damages, the right to payment for the work performed to date plus a reasonable profit.

For performance obligations to deliver solutions with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for the Company’s contracts because it best depicts the transfer of control to the customer as the Company incurs costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to complete the performance obligation(s). For T&M contracts, revenue is recognized over time based on costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

For arrangements with the U.S. Government, the Company generally does not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on the Company’s contracts vary based on a number of factors, including the contract type. CPFF and T&M contracts are generally billed on a monthly basis. FFP contracts are generally billed based on milestones, which are the achievement of specific events as defined in the contract. Amounts billed and due from

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

customers are classified as receivables on the combined balance sheets. On some contracts, the Company may be entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

In some cases where a portion of payment retained by the customer is not considered a significant financing component; the Company expects, at contract inception, that the lag period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will not constitute a significant financing component.

Sale of Products

Revenue from sale of products to customers purchased from third parties is recognized at a point in time when control has transferred to the customer. Control is transferred to the customer upon customer acceptance or receipt of the product. At this point in time, the Company has a present right to payment, and the customer has legal title and physical possession of the product as well as the risks and rewards of ownership.

Contract Balances

Contract balances result from the timing of revenue recognized, billings and cash collections, and the generation of contract assets and liabilities.

Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities consist of billings in excess of revenues and customer advances. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash on hand, cash balances with banks and similar institutions and all highly liquid investments with an original maturity of three months or less when purchased.

Restricted Cash

The Company’s restricted cash consists of cash deposited into escrow accounts reflecting the full obligation to certain investors related to the FPAs. The funds held in the escrow accounts will not be available to the Company for three months following the consummation of the Merger unless and until any of the Investors sell these shares in the market or the investors redeem their shares under FPAs by March 7, 2022. Notwithstanding the sale of shares by any FPA investors, the restricted cash will be used to settle any of the Company’s repurchase obligations arising as a result of a FPA investor requiring the Company to repurchase its shares. The Company settled its obligations under the FPAs subsequent to December 31, 2021. See “Note V - Subsequent Events” for additional information

Property and Equipment

Property and equipment are the long-lived, physical assets of the Company acquired for use in the Company’s normal business operations and not intended for resale by the Company. These assets are recorded at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. Assets under capital leases are recorded at the present value of the minimum lease payments required during the lease period. Depreciation is based on the estimated useful lives of the assets using the straight-line method and is included in selling, general and administrative or cost of revenues based upon the asset. Expected useful lives are reviewed at least annually. Estimated useful lives are as follows:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Property and equipment	Estimate useful life in years
Computer equipment	3
Furniture and fixtures	7
Laboratory equipment	5-10
Software	3-5
Leasehold improvements	5 or lease term

As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

The Company regularly evaluates its property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

Finite-lived Intangible Assets

Finite-lived intangible assets result from the Company’s various business combinations and consist of identifiable finite-lived intangible assets, including technology and customer relationships. These finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible asset are consumed.

The Company regularly evaluates its intangible assets other than goodwill for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 350, Intangibles–Goodwill and Other. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

Leases

In accordance with ASC 840, Leases (“ASC 840”) the Company recognizes the minimum non-contingent rent required under an operating lease as rent expense on a straight-line basis over the life of the lease, with differences between amounts recognized as expense and the amounts actually paid recorded as deferred rent, and included in other current liabilities on the accompanying consolidated balance sheets.

Warrants

As part of GigCapital4’s Initial Public Offering, public and private warrants were issued, which were assumed by BigBear.ai upon consummation of the Merger. Warrants are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which private warrants do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company measured the private warrant liability at fair value at the closing of the Merger and then at each reporting period with changes in fair value recognized in the consolidated statements of operations.

Written Put Option

The Written Put Option is a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodies an obligation to repurchase the Company’s shares by paying cash. Furthermore, the Written Put Option meets the definition of derivative under ASC 815. Therefore, the Written Put Option is classified as a current liability measured at fair value and is presented in Derivative liabilities on the Company’s consolidated balance sheets. The unrealized gains and losses from changes in the fair value of the Written Put Option is reflected in the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Fair Value of Financial Instruments

The Company measures certain financial assets and liabilities at fair value. ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

Level 1—Quoted prices for identical instruments in active markets;
Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

These inputs are based on Company’s own assumptions about current market conditions and require significant management judgement or estimation. Financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued liabilities, private warrants, written put options, and debt. Cash equivalents are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt of payment date. Private warrants and written put options are marked to fair value on a periodic basis.

Income Taxes

The Company estimates its current tax expense together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s consolidated balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, the realization of the Company’s deferred tax assets are dependent on future taxable income against which these deductions, losses, and credits can be utilized.

The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations. Management’s judgment is required in determining the Company’s valuation allowance recorded against its net deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. As of December 31, 2021, there were no accruals for uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents and restricted cash on deposit or invested with financial and lending institutions was $169,921 and $9,704, as of December 31, 2021 and December 31, 2020, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable is stated at cost, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

based on the assessment of the following factors: customer creditworthiness, historical payment experience, and age of outstanding accounts receivable and any applicable collateral.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in two operating and reportable segments, Cyber & Engineering and Analytics, as the CODM reviews financial information presented for both segments on a disaggregated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Cyber & Engineering
The Cyber & Engineering segment provides high-end technology and management consulting services to its customers. This segment focuses in the areas of cloud engineering and enterprise IT, cybersecurity, computer network operations and wireless, systems engineering, strategy and program planning. The segment’s primary solutions relate to the identification of cyber-attack risks and the development and deployment of customized solutions to mitigate those risks.

Analytics
The Analytics segment provides high-end technology and consulting services to its customers. This segment focuses on the areas of big data computing and analytical solutions, including predictive and prescriptive analytic software solutions. The segment’s primary solutions assist customers in aggregating, interpreting, and synthesizing data to enable real-time decision-making capabilities.

The Predecessor operated as a single reportable operating segment of Cyber & Engineering.

Goodwill

Goodwill is the amount by which the purchase price exceeded the fair value of the net identifiable assets acquired and liabilities assumed in a business combination on the date of acquisition. Goodwill is assessed for impairment at least annually as of October 1, on a reporting unit basis, or when events and circumstances occur indicating that the recorded goodwill may be impaired. The Company assesses impairment first on a qualitative basis to determine if a quantitative assessment is necessary. In circumstances where the qualitative analysis indicates that it is more likely than not that the fair value of a reporting unit does not exceed its carrying value, the Company performs a quantitative impairment test by which the goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. All indefinite-lived assets are reviewed for impairment annually, and as necessary if indicators of impairment are present.

Internal-Use Software

Costs incurred in developing internal-use software are either capitalized or expensed, depending on both the nature of the costs and the phase of development in which they are incurred. Costs incurred for implementation activities during the preliminary and post-implementation phases of a project are expensed as incurred, while costs incurred during the application development phase are generally capitalized. Costs incurred to upgrade or enhance existing software are capitalized if the changes result in additional functionality, but these costs are expensed if the software’s functionality is not improved. No costs were capitalized during the Successor 2021 Period, Successor 2020 Period, Predecessor 2020 Period, and Predecessor 2019 Period.

Equity-based Compensation
Pursuant to ASC 718, Compensation – Stock Compensation, stock-based awards are measured at fair value on the grant date. For equity classified equity-based awards without performance conditions, the Company recognizes equity-based compensation cost on a straight-line basis over the vesting period of the award. For equity classified equity-based awards with performance conditions, the Company recognizes equity-based compensation cost using the accelerated attribution method over the requisite service period when the Company determines it is probable that the performance condition will be satisfied. The Company recognizes forfeitures of equity-based awards in the period they occur.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Research and Development Costs

Research and development costs are primarily made up of labor charges, prototype material, and development expenses. Research and development costs are expensed in the period incurred.

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in selling, general and administrative expenses within the consolidated statements of operations. The table below presents advertising costs for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Advertising Costs	$763	$35	$57	$42

Net Income (Loss) per Share

Basic net loss per share is computed by dividing net loss applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted net loss per share assumes conversion of potentially dilutive shares, such as stock options. The Company’s consolidated statements of operations include a presentation of net income (loss) per share for the Successor 2021 Period and Successor 2020 Period.

Recently Issued Accounting Pronouncements

The FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which supersedes the current lease requirements in ASC 840. ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statements of operations. Currently, leases are classified as either capital or operating, with any capital leases recognized on the consolidated balance sheets. The reporting of lease-related expenses in the consolidated statements of operations and cash flows will be generally consistent with the current guidance. The new lease guidance will be effective for the year ending December 31, 2022 and will be applied using a modified retrospective transition method to either the beginning of the earliest period presented or the beginning of the year of adoption. The adoption of this standard will require the recognition of a right of use asset and liability on the Company’s consolidated balance sheets. The Company does not expect this guidance to have a material impact on its consolidated financial statements or related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses (“ASC 326”) (“ASU 2016-13”), an amendment of the FASB Accounting Standards Codification. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the years beginning after December 15, 2022. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“ASC 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the issuance of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive accounting model on revenue recognition for contracts with customers, Stakeholders indicated that there are differing views on whether the concept of a performance obligation introduced by ASC 606 should be used to determine whether a contract liability is recognized in a business

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

combination from revenue contracts. Before the adoption date of ASC 606, a liability for deferred revenue was generally recognized in an acquirer’s financial statements if it represented a legal obligation. The amendments in ASU 2021-08 address how to determine whether a contract liability is recognized by the acquirer in a business combination. Additionally, stakeholders raised questions about how to apply ASC 805 to contracts with a customer acquired in a business. Under current practice, the timing of payment for a revenue contract may subsequently affect the amount of post-acquisition revenue recognized by the acquirer. For example, if two revenue contracts with identical performance obligations are acquired but one contract is paid upfront before the acquisition and the other contract is paid over the contract term after the acquisition, the amount of revenue recognized by the acquirer after the business combination likely would differ between the two acquired contracts. The amendments in ASU 2021-08 resolve this inconsistency by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance will be effective for the years beginning after December 15, 2022. The Company is planning to prospectively adopt ASU 2021-08 as of January 1, 2022.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which, amongst other provisions, simplifies the guidance on the issuer’s accounting for convertible instruments and the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. While ASU 2020-06 is required for fiscal years beginning after December 15, 2021 (including interim periods), early adoption is permitted for fiscal years (including interim periods) beginning after December 15, 2020. The Company early adopted ASU 2020-06 as of January 1, 2021 on the modified retrospective basis, which requires the cumulative effect of applying the standard to be recognized at the date of initial application. The Company concluded that there is no impact to its consolidated financial statements from adopting this guidance on January 1, 2021.

Note C—Business Combinations

NuWave Acquisition

On June 19, 2020, the Successor acquired 100% of the equity interest of NuWave for cash and 2,900,000 units of the Successor’s Parent’s equity (“Parent Units”). The acquisition supports the Company’s growth in its offering of advanced data analytics.

The purchase agreement with the sellers of NuWave also stipulated that certain funds would be held in escrow (“Indemnification Escrow Deposit” and “Adjustment Escrow Deposit”), for the benefit of the seller. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Indemnification Escrow Amount of $300 and the Adjustment Escrow Amount of $150 shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

June 19, 2020
Cash paid	$27,881
Equity issued	2,900
Purchase consideration	$30,781
Assets:
Cash	$1,038
Accounts receivable	3,018
Other current assets	112
Contract assets	1,095
Deposits	27
Property and equipment	77
Intangible assets	16,200
$21,567
Liabilities:
Accounts payable	365
Accrued liabilities	364
Deferred tax liability	476
$1,205
Fair value of net identifiable assets acquired	364
Goodwill	$10,419

The following table summarizes the intangible assets acquired by class:

June 19, 2020
Technology	5,400
Customer relationships	10,800
Total intangible assets	16,200

The fair value of the acquired technology was determined using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill related to the asset purchase is deductible.

The results of operations of NuWave for the period from June 19, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition net revenues and net loss included in the Successor 2020 Period were $13,725 and $118, respectively. The acquisition-related costs included in transaction expenses in the consolidated statements of operations for the Successor 2020 Period were $1,662.

PCI Acquisition

On October 23, 2020, the Successor acquired 100% of the equity interest of PCI for cash and 8,142,985 units of the Successor’s Parent’s equity. The acquisition supports the Company’s growth in its offering of cybersecurity, cloud and system engineering.

The purchase agreement with the sellers of PCI also stipulated that certain funds would be held in escrow (“Adjustment Escrow Deposit” and “Indemnity Escrow Amount”), for the benefit of the sellers. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Indemnification Escrow Amount of $325 and the Adjustment Escrow Amount of $650 shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

October 23, 2020
Cash paid	$55,932
Equity issued	8,143
Purchase consideration	$64,075
Assets:
Cash	$364
Accounts receivable	6,710
Contract assets	4,569
Prepaid expenses and other current assets	383
Property and equipment	218
Other non-current assets	5
Intangible assets	22,800
$35,049
Liabilities:
Accounts payable	$1,131
Deferred tax liability	1,033
Accrued liabilities	3,776
$5,940
Fair value of net identifiable assets acquired	29,109
Goodwill	$34,966

The following table summarizes the intangible assets acquired by class:

October 23, 2020
Customer relationships	$22,800

A measurement period adjustment increasing accrued liabilities and goodwill by $286 was recognized during the year ended December 31, 2021.

The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill related to the asset purchase is deductible.

The results of operations of PCI for the period from October 23, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition net revenues and net income included in the Successor 2020 Period were $15,584 and $288, respectively. The acquisition-related costs included in transaction expenses in the consolidated statements of operations for the Successor 2020 Period were $3,484.

Open Solutions Acquisition

On December 2, 2020, the Company acquired 100% of the equity interest of Open Solutions for cash and 2,144,812 units of the Successor’s Parent’s equity. The acquisition supports the Company’s growth in its offering of advanced data analytics.

The purchase agreement with the sellers of Open Solutions also stipulated that certain funds would be held in escrow (“Indemnification Escrow Deposit,” “Adjustment Escrow Deposit” and “Representative Expense Fund”), for the benefit of the sellers. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Indemnification Escrow Amount of

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

$285, the Adjustment Escrow Amount of $372 and Representative Expense Fund $150 shall be held in escrow until released in accordance with purchase agreement and the Escrow Agreement.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

December 2, 2020
Cash paid	$60,715
Equity issued	2,145
Purchase consideration	$62,860
Assets:
Cash	$63
Accounts receivable	6,127
Prepaid expenses and other current assets	89
Property and equipment	305
Other non-current assets	48
Intangible assets	30,800
$37,432
Liabilities:
Accounts payable	$122
Accrued liabilities	946
Deferred tax liability	334
Other non-current liabilities	27
$1,429
Fair value of net identifiable assets acquired	36,003
Goodwill	$26,857

The following table summarizes the intangible assets acquired by class:

December 2, 2020
Technology	$10,300
Customer relationships	20,500
Total intangible assets	$30,800

The fair value of the acquired technology was determined using the RFR method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill related to the asset purchase is deductible.

The results of operations of Open Solutions for the period from December 2, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition net revenues and net income included in the Successor 2020 Period were $1,855 and $64, respectively. The acquisition-related costs included in transaction expenses in the consolidated statements of operations for the Successor 2020 Period were $2,432.

ProModel Acquisition

On December 21, 2020, the Successor acquired 100% of the equity interest of ProModel for cash. The acquisition supports the Company’s growth in its offering of advanced data analytics.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The purchase agreement with the sellers of ProModel also stipulated that certain funds would be held in escrow (“Adjustment Escrow Deposit” and “PPP Escrow Amount”), for the benefit of the sellers. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Adjustment Escrow Amount of $425 and PPP Escrow Amount $2,557 shall be held in escrow until released in accordance with purchase agreement and the Escrow Agreement.

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

December 21, 2020
Cash paid	$43,718
Assets:
Cash	1,843
Accounts receivable	907
Other receivables	707
Contract assets	779
Prepaid expenses and other current assets	64
Property and equipment	134
Other non-current assets	18
Intangible assets	21,700
$26,152
Liabilities:
Accounts payable	$2
Contract liabilities	501
Accrued liabilities	960
$1,463
Fair value of net identifiable assets acquired	24,689
Goodwill	$19,029

The following table summarizes the intangible assets acquired by class:

December 21, 2020
Technology	$7,000
Customer relationships	14,700
Total intangible assets	$21,700

A measurement period adjustment increasing accrued liabilities and goodwill by $79 was recognized during the year ended December 31, 2021.

The fair value of the acquired technology was determined using the RFR method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill is deductible.

The results of operations of ProModel for the period from December 21, 2020 to December 31, 2020 have been included in the results of operations for the Successor 2020 Period; the post-acquisition net revenues and net income included in the Successor 2020 Period were $388 and $19, respectively. The acquisition-related costs included in transaction expenses in the consolidated statements of operations for the Successor 2020 Period were $2,513.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma combined results of operations for the business combinations for the years ended December 31, 2020 and December 31, 2019 as though the acquisitions had been completed as of January 1, 2019. The year ended December 31, 2020 includes the pre-acquisition 2020 period, the Predecessor 2020 Period, and the Successor 2020

	Pro forma for the year ended
	December 31, 2020	December 31, 2019
Net revenue	$138,992	$121,231
Net income	3,903	11,772

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if all the business combinations had taken place as of January 1, 2019, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Transaction expenses of $10,091 incurred in the Successor 2020 period are reflected in the pro forma net income for the year ended December 31, 2020.

Note D—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, accrued expenses, contract liabilities, other current liabilities, and long-term debt are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Private warrants and written put options are valued using a modified Black-Scholes option pricing model, which is considered to be a Level 3 fair value measurement. See the Note - Warrants for information on the Level 3 inputs used to value the private warrants and the Note – Written Put Options for information on the Level 3 inputs used to value the written put options.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		Successor
		December 31, 2021
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$319	$319
Written put options	Derivative liabilities	—	—	44,827	44,827

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	Private warrants	Written put options
December 31, 2020	$—	$—
Additions	422	11,371
Changes in fair value	(103)	33,456
December 31, 2021	$319	$44,827

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note E—Property and Equipment, net

The property and equipment and accumulated depreciation balances are as follows:

	Successor
	December 31, 2021	December 31, 2020
Computer equipment	$859	$307
Furniture and fixtures	433	400
Leasehold improvements	117	80
Office equipment	89	—
Software	6	102
Less: accumulated depreciation	(426)	(26)
Property and equipment, net	$1,078	$863

The table below presents depreciation expense related to property and equipment for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Depreciation expense on property and equipment	$410	$26	$52	$50

Note F—Goodwill

The Successor performed impairment testing on each of the two reporting units, Cyber and Engineering and Analytics. We performed a qualitative assessment of our goodwill at the end of 2021 and based on our qualitative assessment, a quantitative assessment was necessary. Following the quantitative assessment, it was determined that no goodwill impairment would be recognized for the year ended December 31, 2021.

The table below presents the changes in the carrying amount of goodwill by reportable segment:

	Cyber and Engineering	Analytics	Total
As of May 22, 2020	$—	$—	$—
Goodwill arising from the PCI acquisition	34,966	—	34,966
Goodwill arising from the NuWave acquisition	—	10,419	10,419
Goodwill arising from the Open Solutions acquisition	—	26,857	26,857
Goodwill arising from the ProModel acquisition	—	19,029	19,029
As of December 31, 2020	$34,966	$56,305	$91,271
Measurement period adjustment - PCI	286	—	286
Measurement period adjustment - ProModel	—	79	79
As of December 31, 2021	$35,252	$56,384	$91,636

There was no goodwill in the Predecessor 2020 Period and Predecessor 2019 Period.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note G—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	Successor
	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$68,800	$(4,051)	$64,749	20
Technology	22,700	(3,803)	18,897	7
Total	$91,500	$(7,854)	$83,646

	Successor
	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$68,800	$(610)	$68,190	20
Technology	22,700	(392)	22,308	7
Total	$91,500	$(1,002)	$90,498

The table below presents the amortization expense related to intangible assets for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Amortization expense related to intangible assets	$6,852	$1,002	$—	$—

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of December 31, 2021:

2022	$6,683
2023	6,683
2024	6,683
2025	6,683
2026	6,683
Thereafter	50,231
Total estimated amortization expense	$83,646

Note H—Accrued Liabilities
The table below presents details on accrued liabilities;

	Successor
	December 31, 2021	December 31, 2020
Payroll accruals	$9,011	$6,741
Other accrued expenses	1,724	529
Total accrued liabilities	$10,735	$7,270

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note I—Debt

Predecessor Debt

Columbia Bank Line of Credit

On December 22, 2008, the Predecessor entered into a financing arrangement with Columbia Bank (“Line of Credit”) for an amount not exceeding $350 to support the growth in accounts receivables. The Line of Credit was due on demand. Following an amendment in 2012, the Line of Credit was increased to $4.5 million. Under the terms of the agreement, the Predecessor could borrow up to the lesser of $4.5 million, or 90% of eligible accounts receivable, with a variable interest rate at the prime rate plus 1% with a floor of 5%. The Line of Credit provided for standard covenants for tangible net worth and a debt coverage ratio and was secured by an interest in accounts receivables, inventory, general intangibles, machinery and equipment pledged by the Predecessor. This Line of Credit arrangement was paid off in full and terminated on January 23, 2019 through a principal repayment of $2.0 million and interest repayment of $32 using proceeds from the BB&T Line of Credit.

BB&T Line of Credit

On January 22, 2019, the Predecessor entered into a line of credit arrangement with Branch Banking and Trust Company (“BB&T”), later renamed Truist Bank, for an amount not to exceed $10.0 million with a maturity date of January 22, 2021. The maturity date was extended to June 15, 2022 through an amendment executed on March 16, 2020.

The BB&T Line of Credit initially bore an interest at Prime Rate plus 0.25% which was changed to London Interbank Offered Rate (“LIBOR”) rate plus 2.25% through the amendment executed on March 16, 2020. The BB&T Line of Credit is secured by collateral consisting of personal property of the Predecessor such as accounts receivables, inventory, equipment, financial instruments, etc. In addition to interest, the agreement also includes an annual commitment fee and working capital solutions services fee of 0.125% per year.

The BB&T Line of Credit arrangement was paid off in full on December 15, 2020 through a principal repayment of $2.0 million and interest repayment of $4.

Successor Debt

The table below presents the Successor’s debt balances:

	Successor
	December 31, 2021	December 31, 2020
Convertible Notes	$200,000	$—
Bank of America Senior Revolver	—	—
Antares Capital Term Loan	—	110,000
Antares Capital Revolving Credit Facility	—	—
D&O Financing Loan	4,233	—
Total debt	204,233	110,000
Less: unamortized issuance costs	9,636	3,006
Total debt, net	194,597	106,994
Less: current portion	4,233	1,100
Long-term debt, net	$190,364	$105,894

Antares Capital Credit Agreement

On December 21, 2020, the Company entered into a credit agreement with Antares Capital (the “Antares Capital Credit Agreement”). The Antares Capital Credit Agreement includes the following, collectively referred to as the “Loans”:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

(i)A $110.0 million term loan (the “Antares Capital Term Loan”) that matures on December 21, 2026. Proceeds from the loan were used to finance the acquisition of ProModel, settle promissory notes, pay acquisition-related costs, fund working capital needs and other general corporate purposes.

(ii)A $15.0 million revolving credit facility (the “Antares Capital Revolving Credit Facility”) that matures on December 21, 2026. The revolving credit facility will be used to fund working capital needs, and other general corporate purposes. The Company had not drawn on the revolving credit facility as of December 31, 2020.

The interest rates on the Loans can be based on LIBOR rates or Base rates at the Company’s discretion. The interest payable is as follows:

(i)For LIBOR rate loans, the interest payable is the higher of (a) 1.00% per annum and (b) LIBOR rate plus 5.00% (as applicable margin).

(ii)For Base rate loans, the interest payable is the Base Rate plus 4.00% (as applicable margin). Base Rate is a fluctuating rate per annum equal to the highest of (a) the Federal Funds Rate plus 0.50%, (b) the Prime Rate and (c) one-month Eurocurrency Rate plus 1.00%

The Company could prepay the Loans at any time without any premium or penalty; however, the minimum amount of prepayment ~~f~~or the Antares Capital Term Loan and the Antares Capital Revolving Credit Facility is $250 and $100, respectively. In addition, the Antares Capital Term Loan is to be repaid quarterly in principal payments of $275 with the first repayment starting on March 31, 2021.

Upon consummation of the Merger on December 7, 2021, aggregated gross proceeds were partially used to fund the $114,393 repayment of the Loans, including accrued interest of $136. The Company recognized a loss of $2,881 on the consolidated statements of operations for the extinguishment of the Loans related to the remaining unamortized debt issuance costs.

The Antares Capital Credit Agreement required the Company to meet certain financial and other covenants. The Company was in compliance with all covenants through the extinguishment of the Loans.

Promissory Notes

On June 19, 2020, the Company issued a promissory note (“Promissory Note 1”) to AE Industrial Partners Fund II LP and its subsidiaries for a total sum of $15.2 million with a maturity date of June 30, 2021. Promissory Note 1 was issued to obtain funds for the acquisition of NuWave. Promissory Note 1 bore interest at 2.10% compounded annually. On August 31, 2020, the Company paid off Promissory Note 1 through a principal repayment of $15.2 million and interest payment of $65.

On August 31, 2020, the Company issued a guarantee note (“Guarantee Note 1”) to Silicon Valley Bank (“SVB”) for a total sum of $15.2 million with a maturity date of August 31, 2020. Guarantee Note 1 bore interest at 2.75% compounded annually. On December 21, 2020, the Company paid off Guarantee Note 1 through a principal repayment of $15.2 million and interest payment of $122.

On October 23, 2020, the Company issued a promissory note (“Promissory Note 2”) to SVB for a total sum of $29.2 million with a maturity date of October 23, 2021. Promissory Note 2 was issued to obtain funds for the acquisition of PCI. Promissory Note 2 bore interest at 2.75% compounded annually. On December 21, 2020, the Company paid off Promissory Note 2 through a principal repayment of $29.2 million and interest payment of $138.

On December 2, 2020, the Company issued a promissory note (“Promissory Note 3”) to SVB for a total sum of $31.7 million with a maturity date of October 2, 2021. Promissory Note 3 was issued to obtain funds for the acquisition of Open Solutions. Promissory Note 3 bore interest at 2.75% compounded annually. On December 21, 2020, the Company paid off the Promissory Note 3 through a principal repayment of $31.7 million and interest payment of $48.

Bank of America Senior Revolver

On December 7, 2021 (the “Closing Date”), the Company entered into a new senior credit agreement with Bank of America, N.A., (the “Bank of America Credit Agreement”), providing the Company with a $50.0 million senior secured revolving credit

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

The Senior Revolver is secured by a pledge of 100% of the equity of certain of the Company’s wholly owned subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets. The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. The Company may increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $18.8 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, are satisfied.

Borrowings under the Senior Revolver bear interest, at the Company’s option, at:
(i)A Base Rate plus a Base Rate Margin of 2.00%. Base Rate is a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) Bloomberg Short-Term Yield Index (“BSBY”) Rate plus 1.00%; or
(ii)The BSBY Rate plus a BSBY Margin of 1.00%.

The Base Rate Margin and BSBY Margin are subject to adjustment based on the Company’s Secured Net Leverage Ratio after March 31, 2022. The Company is also required to pay unused commitment fees and letter of credit fees under the Bank of America Credit Agreement.

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. As of December 31, 2021, the Company remained compliant with the covenant requirements.

As of December 31, 2021, the Company had not drawn on the Line of Credit. Unamortized debt issuance costs of $545 were recorded on the balance sheet and are presented in Other non-current assets.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, a Conversion Rate Reset 180 days after December 7, 2021 should certain daily volume-weighted average price thresholds be met. The Convertible Note financing matures on December 7, 2026.

The Company may, at its election, force conversion of the Convertible Notes after December 15, 2022 if the trading price of the Company’s common stock exceeds 130% of the conversion price for 20 out of the preceding 30 trading days and 30-day average daily trading volume ending on, and including, the last trading day of the applicable exercise period is greater than or equal to $3.0 million for the first two years after the initial issuance of the Convertible Notes and $2.0 million thereafter. Upon such conversion, the Company will be obligated to pay all regularly scheduled interest payments, if any, due on the converted Convertible Notes on each interest payment date occurring after the conversion date for such conversion to, but excluding, the maturity date (such interest payments, an “Interest Make-Whole Payments”). In the event that a holder of the Convertible Notes elects to convert the Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025. The Interest Make-Whole Payments will be payable in cash or shares of the common stock at the Company’s election, as set forth in the Indenture.

Following certain corporate events that occur prior to the maturity date or if the Company exercises its mandatory conversion right in connection with such corporate events, the conversion rate will be increased in certain circumstances for a holder who elects, or has been forced, to convert its Convertible Notes in connection with such corporate events.

If a Fundamental Change (as defined in the Convertible Note indenture) occurs prior to the maturity date, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

principal amounts of $1,000 or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2021, the Company was in compliance with all covenants.

As of December 31, 2021, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $9.6 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

The maturities of the Company’s debt outstanding as of December 31, 2021 are as follows:

	2022	2023	2024	2025	2026	Total
Total	$4,233	$—	$—	$—	$200,000	$204,233

Interest Expense on Debt

The table below presents interest expense, including the amortization of debt issuance costs, for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Interest expense on debt	$7,762	$616	$1	$127

Note J—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and renewal options that could extend certain leases to up to five additional years.

As of December 31, 2021, the future annual minimum lease payments for operating leases are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
Future annual minimum lease payments	$1,203	$1,190	$1,007	$952	$935	$1,346	$6,633

The table below presents rent expense under all leases for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Rent expense	$1,612	$198	$367	$323

Note K—Income Taxes

The Predecessor was established and taxed as a partnership, and therefore, was not generally subject to federal, state and local corporate income taxes. The tax attributes of the Predecessor are reported on each members’ respective income tax return. Consequently, the provision for income tax provided in the accompanying financial statements arose in states that assess income tax at the entity level.

The Successor is established as a limited liability company and has elected to be taxed as a corporation for federal, state, and local income tax purposes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The components of income tax expense (benefit) were as follows:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Federal:
Deferred	$797	$(2,047)	$—	$—
Total Federal	797	(2,047)	—	—

State:
Current	42	4	11	11
Deferred	245	(590)	(8)	(2)
Total State	287	(586)	3	9
Income tax expense (benefit)	$1,084	$(2,633)	$3	$9

The following is the reconciliation of the amounts computed using the federal statutory income tax rate and the amounts computed using the effective income tax rate:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Tax benefit at federal statutory rates	$(25,718)	$(2,199)	$—	$—
State income tax, net of federal tax benefit	(2,163)	(628)	3	9
Class B Incentive Unit equity-based compensation	12,673	—	—	—
Valuation allowance	8,967	—	—	—
Net increase in fair value of derivatives	7,004	—	—	—
Transaction expenses	—	119	—	—
Other permanent differences	321	75	—	—
Income tax expense (benefit)	$1,084	$(2,633)	$3	$9

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the components of net deferred tax assets and deferred liabilities:

	Successor
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	$9,932	$891
Interest carryforwards	2,151	161
Amortizable transaction costs	1,410	—
Accrued expenses	1,361	86
Deferred rent	51	20
Equity-based compensation	50	—
Other assets	114	20
Total deferred tax assets	15,069	1,178
Valuation allowance	(13,439)	—
Net deferred tax assets	1,630	1,178

Deferred tax liabilities:
Depreciation and amortization	1,267	204
Prepaid expenses	611	137
Deferred revenue	—	43
Total deferred tax liabilities	1,878	384
Net deferred tax (liabilities) assets	$(248)	$794

As of December 31, 2021, the Company has $34,678 of U.S. federal net operating losses, all of which can be carried forward indefinitely.

As of December 31, 2021, the Company has $45,998 of U.S. state net operating losses which will begin to expire in 2031.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that it would be not able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance. The net change in the valuation allowance was $13,439 during 2021.

Note L—Employee Benefit Plans

401(k) Plans

The Predecessor maintained a qualified 401(k) plan (the “Predecessor 401(k) Plan”) for its U.S. employees. The Company maintains three qualified 401(k) plans for its U.S. employees: the PCI 401(k) plan, the NuWave 401(k) plan and the Open Solutions 401(k) plan.

The table below presents the total contributions to the Company’s 401(k) plans for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Total contributions	$3,975	$650	$1,724	$1,977

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note M—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows

Note N—Written Put Option

Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with Highbridge Tactical Credit Master Fund. L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Investors”), Tenor Opportunity Master Fund Ltd. (“Tenor”), and Glazer Capital, LLC and Meteora Capital, LLC (the “Glazer Investors”, together with the Highbridge Investors and Tenor, the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they will have the right to sell them to the Company for $10.15 per share (the “Written Put Option”). Stockholders can sell shares on the open market before the end of the three-month period provided the share price is at least $10.00 per share. If stockholders sell any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company will pay the stockholders $0.05 per share sold.

The following table indicates the aggregate number of shares of common stock subject to the FPAs by each Investor:

Highbridge Investors	2,453,195
Tenor	2,499,608
Glazer Investors	5,000,000
Total shares	9,952,803

A total of $101,021 was deposited into escrow accounts reflecting the full obligation to Investors exercising the Written Put Option and is presented as restricted cash on the Company’s consolidated balance sheets. The funds held in the escrow accounts will not be available to the Company for three months following the consummation of the Merger unless and until any of the Investors sell these shares in the market or the investors redeem their shares under FPAs by March 7, 2022.

The Written Put Option obligates the Company to repurchase its common stock for cash and is classified as a derivative liability measured at fair value. Subsequent changes in the fair value of the Written Put Option is reflected in the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the Written Put Options under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 7, 2021	December 31, 2021
Value of the written put options	$1.14	$4.50
Exercise price	$10.15	$10.15
Common stock price	$9.99	$5.66
Expected option term (years)	0.25	0.18
Expected volatility	53.00%	66.00%
Risk-free rate of return	0.06%	0.06%
Expected annual dividend yield	—%	—%

The Written Put Options had a fair value of $11,371 upon consummation of the Merger on December 7, 2021. As of December 31, 2021, the Written Put Option had a fair value of $44,827 and is presented on the consolidated balance sheets as a derivative liability. The loss recognized as a result of the change in its fair value of $33,456 is presented in Net increase in fair value of derivatives on the consolidated statements of operations.

Note O—Stockholders’ Equity

Predecessor

As of October 22, 2020 and December 31, 2019 the Predecessor had 900 issued and outstanding Class A Units that are entitled to the voting rights and distributions.

On June 11, 2019 the Predecessor filed an amended operating agreement to issue 100 Class B Units (“Profit Interests”) which were subject to certain restrictions and vesting requirements (see Note N). The Class B Member was not entitled to any voting rights until January 1, 2024. Only vested Class B units participate in cash flow distributions on a pro rata basis with Class A Units and are eligible for capital transactions proceeds only if the aggregate distributions were equal to or greater than $50 million.
The Successor’s 100 issued and outstanding Successor units (“Units”) as of December 31, 2020 were cancelled and exchanged for common stock as part of the closing of the Merger.

Successor

Common stock

The table below presents the details of the Company’s authorized common stock as of the following period:

December 31, 2021
Common stock:
Authorized shares of common stock	500,000,000
Common stock par value per share	$0.0001
Common stock outstanding at the period end	135,566,227

Dividend Rights

Subject to applicable law and the rights, if any, of the holders of any outstanding series of the Company’s preferred stock or any class or series of stock having a preference over or the right to participate with the Company’s common stock with respect to the payment of dividends, dividends may be declared and paid ratably on the Company’s common stock out of the assets of the Corporation that are legally available for this purpose at such times and in such amounts as the Company’s Board in its discretion shall determine.

Voting Rights

Each outstanding share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of stockholders. Holders of shares of common stock do not have cumulative voting rights.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Conversion or Redemption Rights

The Company’s common stock is neither convertible nor redeemable.

Liquidation Rights

Upon the Company’s liquidation, the holders of the Company’s common stock are entitled to receive prorata the Company’s assets that are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of the Company’s preferred stock then outstanding.

Preferred stock

The table below presents the details of the Company’s authorized preferred stock as of the following period:

December 31, 2021
Preferred stock:
Authorized shares of preferred stock	1,000,000
Preferred stock par value per share	$0.0001
Preferred stock outstanding at the period end	—

The Company’s Board may, without further action by the Company’s stockholders, from time to time, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the designations, powers, preferences, privileges and relative participating, optional or special rights as well as the qualifications, limitations or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights of the Company’s common stock. Satisfaction of any dividend preferences of outstanding shares of the Company’s preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Upon the affirmative vote of a majority of the total number of directors then in office, the Company’s Board may issue shares of the Company’s preferred stock with voting and conversion rights which could adversely affect the holders of shares of the Company’s common stock.

Note P—Warrants

Public Warrants

Each public warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire on December 7, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the public warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; (4) there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus available throughout the 30-day notice period; and (5) only if the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the 3rd trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise the Company public warrants to do so on a “cashless basis.”

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including stock dividends, stock splits, extraordinary dividends, consolidation, combination, reverse stock split or reclassification of shares of the Company’s common stock or other similar event. In no event will the Company be required to net cash settle the warrant shares.

As of December 31, 2021, there are 11,959,939 public warrants issued and outstanding.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Private Warrants

The terms and provisions of the public warrants above also apply to the private warrants. If the private warrants are held by holders other than GigAcquisitions4, LLC (“Sponsor”), Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (together, the “Underwriters”), or any respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The Sponsor, the Underwriters, and any respective permitted transferees have the option to exercise the private placement warrants on a cashless basis.

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following periods:

	December 7, 2021	December 31, 2021
Fair value of each private warrant	$1.15	$0.87
Exercise price	$11.50	$11.50
Common stock price	$9.99	$5.66
Expected option term (years)	5	4.94
Expected volatility	16.50%	39.50%
Risk-free rate of return	1.26%	1.25%
Expected annual dividend yield	—%	—%

The private warrants had a fair value of $422 upon consummation of the Merger on December 7, 2021. As of December 31, 2021, the private warrants had a fair value of $319 and is presented on the consolidated balance sheets within other non-current liabilities. The gain recognized as a result of the change in its fair value of $103 is presented in Net increase in fair value of derivatives on the consolidated statements of operations for the Successor 2021 Period.

As of December 31, 2021, there are 366,533 private warrants issued and outstanding.

Note Q—Equity-Based Compensation

Predecessor

On June 11, 2019, the Predecessor granted 100 Class B Units to a Member in consideration for the Member’s services to the Predecessor, subject to terms and conditions stated in the profits interest grant agreement. The Class B Units granted upon full vesting represented 10% percent interest in the Predecessor. The Class B Units were non-voting profits interest which were subject to vesting and other restrictions. According to the vesting schedule, 10 Units vested on June 11, 2019 and 90 Units would vest on January 1, 2024. The Class B Units shall have the same voting rights as the Class A Members beginning on January 1, 2024.

The Class B Units granted had a service condition only, and equity-based compensation for the Class B Units was recognized on a straight-line basis over the requisite service period. The grant date fair value per unit of the Class B Units was $4,982 which was measured used the Black-Scholes Merton Option Pricing Model.

The assumptions used in determining the fair value were as follows:

As of June 11, 2019
Volatility	25.8%
Risk-free interest rate	1.89%
Expected time to exit (years)	2.5

The expected time to exit used in the determination of the fair value was based on the time to sale consistent with when investor return would be measured. The volatility used in the determination of the fair value was based on analysis of the selected asset volatility of guideline companies, re-leveled to account for differences in leverage.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity for the Class B Units:

Balance as of January 1, 2019	—
Granted during the year	100
Vested during the year	(10)
Forfeited during the year	—
Unvested as of December 31, 2019	90
Unvested as of October 22, 2020	90

Unvested Class B Units became fully vested and were settled for $731 of the purchase consideration on the PCI acquisition as of October 23, 2020.

Selling, general and administrative expenses for the Predecessor 2020 Period and the Predecessor 2019 Period included $80 and $104 of equity-based compensation related to Class B Units, respectively.

Successor

Class A Units granted to board of directors

Certain members of the board of directors of the Company have elected to receive their compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted or to be granted by the Parent are determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. The total value of the Class A units granted to such board of directors for the year ended December 31, 2021 is $86, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Class B Unit Incentive Plan

In February 2021, the Company’s Parent adopted a written compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to present and future directors, managers, officers, employees, consultants, advisors, and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based, and market-based conditions. The grant date fair value for the Incentive Units was $5.19 per unit.

The assumptions used in determining the fair value of the Incentive Units at the grant date are as follows:

Volatility	57%
Risk-free interest rate	0.1%
Expected time to exit (years)	1.6

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units will immediately become fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Merger (the “Merger Agreement”) dated June 4, 2021. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

Equity-based compensation for awards with performance conditions is based on the probable outcome of the related performance condition. The performance conditions required to vest per the amended Incentive Plan remain improbable until they occur due to the unpredictability of the events required to meet the vesting conditions. As such events are not considered probable until they occur, recognition of equity-based compensation for the Incentive Units is deferred until the vesting conditions are met. Once the event occurs, unrecognized compensation cost associated with the performance-vesting Incentive Units (based on their modification date fair value) will be recognized based on the portion of the requisite service period that has been rendered.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The modification date fair value of the Incentive Units was $9.06 per unit. The assumptions used in determining the fair value of the Incentive Units at the modification date are as follows:

Volatility	46%
Risk-free interest rate	0.2%
Expected time to exit (years)	1.2

The volatility used in the determination of the fair value of the Incentive Units was based on analysis of the historical volatility of guideline public companies and factors specific to the Successor.

On December 7, 2021, the previously announced merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date, which resulted in approximately 17.0% of the compensation expense for Tranche II being recognized during the year ended December 31, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. Additionally, the Company’s Parent modified the vesting conditions for three former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the three former employees will continue to vest through the vesting date. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the three former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $4,572 during the year ended December 31, 2021. The total compensation expense recognized by the Company for Tranches I, II, and III Incentive Units, including the effects of the modification, was $60,349 during the year ended December 31, 2021, of which $53,463 was recognized in selling, general and administrative expense and $6,886 in cost of revenues.

The table below presents the activity in the Class B Units:

Unvested and outstanding as of January 1, 2021	—
Granted	9,650,000
Vested	(5,640,000)
Forfeited	(250,000)
Unvested and outstanding as of December 31, 2021	3,760,000

As of December 31, 2021, there was approximately $22,713 of unrecognized compensation costs related to Tranche II Incentive Units.

Stock Options

On December 7, 2021, the Company adopted the BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by providing eligible employees, prospective employees, consultants, and non-employee directors of the Company the opportunity to receive stock- and cash-based incentive awards. Pursuant to the Plan, the Company’s Board of Directors granted certain grantees Options to purchase shares of the Company’s common stock at an exercise price of $9.99. The Options vest 25% on each anniversary of the grant date. Vesting is contingent upon continued employment or service to the Company; both the vested and unvested portion of a Grantee’s Option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in the Stock Options:

Unvested and outstanding as of January 1, 2021	—
Granted	482,000
Vested	—
Forfeited	—
Unvested and outstanding as of December 31, 2021	482,000

The fair value of the Options of $5.21 each is estimated on the grant date of December 7, 2021, using the Black-Scholes OPM using the following assumptions:

Expected option term (years)	10
Expected volatility	54.0%
Risk-free rate of return	1.4%
Expected annual dividend yield	—%

As the Options are out of the money, the intrinsic value is zero. The Company recognizes equity-based compensation expense for the Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. The Company recognized $42 and $1 in stock compensation expense in selling, general and administrative expense and cost of revenues, respectively, during the year ended December 31, 2021. As of December 31, 2021, there was approximately $2,471 of unrecognized compensation costs related to the Options.

Restricted Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The grant date of this award is December 7, 2021. The Company granted 273,300 RSUs to employees, 25% of which will vest on the first anniversary of the grant date, 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 25% on the fourth anniversary of the grant date. The Company granted 130,000 RSUs to nonemployee directors, 100% of which will vest on the first anniversary of the grant date. Vesting of the RSUs is subject to the grantee’s continued service through the vesting date. The grant-date fair value of the RSUs was $10.03.

The table below presents the activity in the RSUs:

Unvested and outstanding as of January 1, 2021	—
Granted	403,300
Vested	—
Forfeited	—
Unvested and outstanding as of December 31, 2021	403,300

The Company recognizes equity-based compensation expense for RSUs on a straight-line over the requisite service period. During the year ended December 31, 2021, the Company recognized $134 and $3 of equity-based compensation expense in selling, general and administrative expense and cost of revenues, respectively. As of December 31, 2021, there was approximately $3,908 of unrecognized compensation costs related to the RSUs.

Performance Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to an employee. The grant date of this award is December 7, 2021. The percentage of vesting is based on achieving certain performance criteria during each of the 4 fiscal years ended December 31, 2022 through December 31, 2025, provided that the employee remains in continuous service on each vesting date. Vesting will not occur unless

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

a minimum performance criteria threshold is achieved. There is a maximum of 37,500 PSUs available to vest during each of the four performance periods.

The table below presents the activity in the PSUs:

Unvested and outstanding as of January 1, 2021	—
Granted	150,000
Vested	—
Forfeited	—
Unvested and outstanding as of December 31, 2021	150,000

The Company recognized no equity-based compensation expense for the PSUs during the year ended December 31, 2021 as it was not considered probable that the performance conditions would be achieved.
Note R—Net Income (Loss) Per Share

Prior to the Merger, the membership structure of BigBear.ai Holdings included units which had profit interests. As result of the Merger, which was accounted for as a reverse recapitalization, the Company has retroactively adjusted the weighted averages shares outstanding prior to the Merger to give effect to the exchange ratio used to determine the number of shares of common stock into which they were converted, which is reflected in the denominator of basic and diluted net loss per share for the Successor 2020 Period below.

The numerators and denominators of the basic and diluted net income (loss) per share are computed as follows (in thousands, except per share, unit and per unit data):

	Successor
Basic and diluted net income (loss) per share	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020
Numerator:
Net income (loss)	$(123,552)	$(7,838)
Denominator:
Weighted average Shares outstanding—basic and diluted	107,009,834	105,000,000
Basic and diluted net loss per Share	$(1.15)	$(0.07)

As of December 31, 2021, there were outstanding options to purchase 482,000 shares of common stock at an exercise price of $9.99, outstanding private warrants and public warrants to convert to 366,533 shares and 11,959,939 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 17,391,304 shares of common stock at an initial conversion price of $11.50, written put options for 9,952,803 shares of common stock at a price of $10.15 per share, and outstanding restricted stock units and performance stock units representing the right to receive 403,300 shares and 150,000 shares of common stock, respectively. The effects of these dilutive instruments have not been presented for the Successor 2021 Period as the effects would be anti-dilutive. There were no potentially dilutive common stock for the Successor 2020 Period.

During the first quarter of 2022, the Company repurchased 9,952,803 shares of common stock from certain investors under the Written Put Options.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note S—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Successor		Predecessor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020	Year Ended December 31, 2019
Firm fixed price	$41,231	$6,938	$2,216	$3,753
Time and materials	98,763	24,613	57,549	69,873
Cost-plus	5,584	1	—	—
Total revenues	$145,578	$31,552	$59,765	$73,626

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

Successor 2021 Period

	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$31,732		$31,732	22%
Customer B	15,032	—	15,032	10%
Customer C (1)	—	11,538	11,538	8%
Customer D (1)	—	8,835	8,835	6%
All others	28,115	50,326	78,441	54%
Total revenues	$74,879	$70,699	$145,578	100%

Successor 2020 Period

	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$8,075	$—	$8,075	26%
Customer B	3,495	—	3,495	11%
Customer C	—	5,498	5,498	17%
Customer D	—	5,494	5,494	17%
All others	4,014	4,976	8,990	29%
Total revenues	$15,584	$15,968	$31,552	100%

Predecessor 2020 Period

	Total(2)	Percent of total revenues
Customer A	$26,049	44%
Customer B	12,282	21%
All others	21,434	35%
Total revenues	$59,765	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Predecessor 2019 Period

	Total(2)	Percent of total revenues
Customer A	$34,137	46%
Customer B	21,386	29%
All others	18,103	25%
Total revenues	$73,626	100%

(1)- Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

(2)- The Predecessor 2020 Period and Predecessor 2019 Period each comprise a single reportable segment. As a result, segment reporting for those periods is not presented.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	Successor
	December 31, 2021	December 31, 2020
Contract assets	$628	$2,575
Contract liabilities	$4,207	$541

The change in contract assets between December 31, 2020 and December 31, 2021 was primarily driven by invoices being issued for services previously rendered for NuWave and ProModel. The change in contract liability balances between December 31, 2020 and December 31, 2021 was primarily driven by a large upfront payment related to an Analytics customer. Services on this contract will be performed over twelve months commencing in January 2022. Revenue recognized in the year ended December 31, 2021 that was included in the contract liability balance as of December 31, 2020 was $541.

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the consolidated statements of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net estimates at completion “ EAC” adjustments on the Company’s operating results:

	Successor
	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020
Net EAC Adjustments, before income taxes	$1,650	$—
Net EAC Adjustments, net of income taxes	$1,304	$—
Net EAC Adjustments, net of income taxes, per diluted share	$0.01	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded contracts that have been awarded. As of December 31, 2021 (Successor), the aggregate amount of the transaction price allocated to remaining performance obligations was $159 million. The Company expects to recognize approximately 96% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note T—Reportable Segment Information

The Company has determined that it operates in two operating and reportable segments, Cyber & Engineering and Analytics, as the CODM reviews financial information presented for both segments on a disaggregated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Adjusted gross margin is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segments. Research and development costs incurred that generate marketable intellectual property (“IP”) are added back to the gross margin to arrive at the adjusted gross margin. Certain customer contracts that generate lower gross margin (revenue less direct costs including fringe and overheard costs) than the thresholds set by the management are accepted as the work performed for these customer contracts also simultaneously generates reusable code and other IP that is used in the execution of future customer contracts that may potentially generate higher gross margin, or enhances the marketability of the products due to additional functionality or features.

The tables below present the Company’s operating segment results of operations for the following periods:

	Successor
	Year Ended December 31, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$74,879	$70,699	$145,578
Segment adjusted gross margin	17,480	31,756	49,236
Segment adjusted gross margin %	23%	45%	34%

Research and development costs excluded from segment adjusted gross margin			(8,282)
Equity-based compensation excluded from segment adjusted gross margin			(6,886)
Operating expenses:
Selling, general and administrative			106,507
Research and development			6,033
Operating loss			(78,472)
Net increase in fair value of derivatives			33,353
Loss on extinguishment of debt			2,881
Interest expense			7,762
Loss before taxes			$(122,468)

	Successor
	Period from May 22, 2020 through December 31, 2020
	Cyber & Engineering	Analytics	Total
Revenues	$15,584	$15,968	$31,552
Segment adjusted gross margin	3,570	7,799	11,369
Segment adjusted gross margin %	23%	49%	36%
Research and development costs excluded from segment adjusted gross margin			(2,694)
Operating expenses:
Selling, general and administrative			7,909
Research and development			530
Transaction expenses			10,091
Operating loss			(9,855)
Interest expense			616
Loss before taxes			$(10,471)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table presents the assets by segment as of the following periods:

	Successor				Successor
	December 31, 2021				December 31, 2020
	Cyber & Engineering	Analytics	Corporate	Total	Cyber & Engineering	Analytics	Corporate	Total
Total assets	$74,808	$154,085	$154,429	$383,322	$73,225	$143,978	$1,162	$218,365

The Predecessor 2020 Period and Predecessor 2019 Period each comprise a single reportable segment. As a result, segment reporting for those periods is not presented.

Note U—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $1,001 and $414 during the years ended December 31, 2021 and December 31, 2020, respectively.

On February 4, 2021, the Company signed a teaming agreement with Gryphon Technologies, an affiliate of AE, to develop the best management and technical approach for certain solicitations with the DHS. Gryphon Technologies was acquired by ManTech International Corporation on December 10, 2021 and subsequent to the acquisition, Gryphon Technologies was no longer deemed to be an affiliate of AE.

On March 17, 2021, the Company signed a confidential disclosure agreement with Redwire Space, Inc. (“Redwire”) to engage in discussions concerning a potential business relationship between the two parties. Redwire is an affiliate of AE.

On April 22, 2021, the Company entered into an agreement with Redwire to establish a Space Cyber Range capability that leverages Redwire’s Advanced Configurable Open-system Research Network and BigBear.ai’s capabilities in developing offensive and defensive solutions and techniques for security research across multiple platforms, architectures, and network links.

On July 1, 2021, the Company entered into a memorandum of understanding with UAV Factory, an affiliate of AE, whereby BigBear.ai will develop AI/ML capabilities for UAV Factory’s unmanned systems and components use in autonomous operations within the commercial and defense markets.

During the year ended December 31, 2021, the Successor paid or accrued $181 as compensation expense for the members of the board of directors, including aggregate fair value of $86 of Parent’s Class A Units, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations. During the year ended December 31, 2020, the Successor paid or accrued $56 as compensation expense for the board of directors, including aggregate fair value of $25 of Parent’s Class A Units.

During the period from May 22, 2020 through December 31, 2020, the Successor accrued $650 as compensation expense settled in Parent’s Class A units for services related to the acquisition of PCI provided by Peter Cannito, Chairman of the Company’s Board of Directors, which is reflected in the transaction expenses within the consolidated statements of operations.

There were no related-party transactions during the Predecessor Periods.

Note V—Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheets through the date the consolidated financial statements were issued on March 31, 2022.

On February 22, 2022, the Company entered into an agreement with the Glazer Investors and Meteora Investors to terminate each of their respective FPAs and redeem the associated shares, which resulted in the Company repurchasing 5.0 million shares for $50,625, or $10.125 per share. These shares were repurchased using restricted cash that was held in escrow at the date of the Merger.

In March 2022, the Company repurchased approximately 2.5 million shares from the Highbridge Investors to terminate their respective FPAs and redeem the associated shares. The Company paid $24,901, or $10.15 per share, to repurchase these shares.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

These shares were repurchased using restricted cash that was held in escrow at the date of the Merger.

On February 23, 2022, the Tenor Investors exercised their right to sell to the Company approximately 2.5 million shares which constituted all shares held by the Tenor Investors. As of the end of the first quarter of 2022, the Company repurchased all of these shares using restricted cash that was held in escrow at the date of the Merger.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

As disclosed in our Current Report on Form 8-K filed on December 13, 2021, BPM LLP (“BPM”), GigCapital4’s independent registered public accounting firm prior to the Business Combination, was informed on December 7, 2021 that it was dismissed as the Company’s independent registered public accounting firm. Effective December 7, 2021, the Company’s Board approved the engagement of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2021. Grant Thornton previously served as the independent registered public accounting firm of BigBear.ai Holdings, LLC, NuWave Solutions, LLC, Open Solutions Group, LLC, and ProModel (a carve-out of ProModel Government Solutions, Inc.) prior to the Business Combination.

BPM’s report on GigCapital4’s financial statements as of December 31, 2020 and for the period from December 4, 2020 (inception) through December 31, 2020 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainties, audit scope, or accounting principles. During the period from December 4, 2020 (inception) through December 31, 2020 and the subsequent interim period through December 7, 2021, there were no “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act between the Company and BPM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of BPM, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

During the period from December 4, 2020 (inception) through December 31, 2020, and the subsequent interim period through December 7, 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act).

During the period from December 4, 2020 (inception) through December 31, 2020 and the subsequent interim period through December 7, 2021, GigCapital4 did not consult with Grant Thornton regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of GigCapital4 or BigBear.ai and no written report or oral advice was provided to GigCapital4 by Grant Thornton that Grant Thornton concluded was an important factor considered by BigBear.ai in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided BPM with a copy of the foregoing disclosures and has requested that BPM furnish the Company with a letter addressed to the SEC, which is incorporated by reference in Exhibit 16.1 to the Current Report on Form 8-K filed on December 13, 2021, stating whether it agrees with such disclosures made by the Company set forth above, and, if not, stating the respects in which it does not agree.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required by this item will be incorporated by reference in a future filing with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Part IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
2.1†
Agreement and Plan of Merger, dated as of June 4, 2021, as amended by the Amendment to Merger Agreement, dated August 6, 2021, by and among GigCapital4, Inc., GigCapital4 Merger Sub Corporation, BigBear.ai Holdings, LLC and BBAI Ultimate Holdings, LLC (included as Annex A to the definitive Proxy Statement filed by GigCapital4, Inc. on November 5, 2021).
		Schedule 14A	11/5/2021	001-40031	Annex A
2.2†	Amendment No. 2 to Merger Agreement, dated as of November 29, 2021 (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by GigCapital4, Inc. on November 30, 2021 and on Exhibit 2.2 to BigBear.ai Holdings, Inc.’s Form 8-K filed on December 13, 2021, respectively).	8-K	11/30/2021	001-40031	10.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
4.1	Warrant Agreement, dated as of February 8, 2021, between Continental Stock Transfer & Trust Company and the GigCapital4, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by GigCapital4, Inc. on February 12, 2021).	8-K	2/12/2021	001-40031	4.1
4.2	Indenture, dated December 7, 2021, between Wilmington Trust, National Association and GigCapital4, Inc., relating to the 6.00% Convertible Notes due 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.2
4.3	Form of 2026 Convertible Note (included in Exhibit 4.2).	8-K	12/13/2021	001-40031	10.2
4.4	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Form of Amended and Restated Convertible Note Subscription Agreement and form of Revised Indenture (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.3
10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.3
10.3#	BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.4
10.4#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Employees).					X
10.5#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Stock Option Grant Notice.					X
10.6#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Non-Employee Director).					X
10.7#	BigBear.ai Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.5
10.8#	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.6
10.9#	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.7
10.10#	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.8
10.11#	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.9
10.12	Backstop Subscription Agreement, dated as of November 29, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.2

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.13	First Amendment to Backstop Subscription Agreement, dated as of December 6, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.1
10.14	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.3
10.15	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.4
10.16	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.5
10.17	Payment Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.6 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.6
10.18	Amended and Restated Investor Rights Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC, AE BBAI Aggregator, LP, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International, Inc., BMO Capital Markets Corp., William Blair & Company, L.L.C., and Other Holders (as defined in the Amended and Restated Investor Rights Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.7
10.19	Credit Agreement, dated as of December 7, 2021, by and among BigBear.ai Holdings, Inc., the other borrowers party thereto from time to time, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.17
10.20#	Employment Agreement, dated as of October 23, 2020, between PCI Strategic Management, LLC, and Joshua Kinley (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.18
10.21#	Offer Letter, dated as of May 22, 2020, on behalf of AE Industrial Partners Fund II, L.P., to Mr. Reginald Brothers (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.19
10.22	Forward Share Purchase Agreement, dated October 21, 2021, by and among GigCapital4, Inc. and Tenor Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on October 22, 2021).	8-K	10/22/2021	001-40031	10.1
10.23	Termination of the Forward Share Purchase Agreement, dated February 22, 2022, by and among BigBear.ai Holdings, Inc., Glazer Capital, LLC and Meteora Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on February 23, 2022).	8-K	2/23/2022	001-40031	10.1
16.1	Letter from BPM LLP to Securities and Exchange Commission, dated December 13, 2021 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	16.1
21.1	Significant Subsidiaries of the Registrant	S-1/A	2/10/2022	333-261887	21.1
24.1	Power of Attorney (included in signature page)					X
31.1
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
						X
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

† Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

# Indicates a management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BigBear.ai Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2022	By:	/s/ Joshua Kinley
	Name	Joshua Kinley
	Title:	Chief Financial Officer

KNOWN ALL BY THOSE PRESENT, that each person whose signature appears below constitutes and appoints Dr. Louis R. Brothers and Joshua Kinley or any of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dr. Louis R. Brothers	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Dr. Louis R. Brothers

/s/ Joshua Kinley	Chief Financial Officer (Principal Financial Officer)	March 31, 2022
Joshua Kinley

/s/ Sean Ricker	Principal Accounting Officer	March 31, 2022
Sean Ricker

/s/ Peter Cannito	Chairman of the Board	March 31, 2022
Peter Cannito

/s/ Sean Battle	Director	March 31, 2022
Sean Battle

/s/ Pamela Braden	Director	March 31, 2022
Pamela Braden

/s/ Dr. Raluca Dinu	Director	March 31, 2022
Dr. Raluca Dinu

/s/ Paul Fulchino	Director	March 31, 2022
Paul Fulchino

/s/ Jeffrey Hart	Director	March 31, 2022
Jeffrey Hart

/s/ Dorothy D. Hayes	Director	March 31, 2022
Dorothy D. Hayes

Signature	Title	Date
/s/ Raanan I. Horowitz	Director	March 31, 2022
Raanan I. Horowitz

/s/ Dr. Avi Katz	Director	March 31, 2022
Dr. Avi Katz

/s/ Kirk Konert	Director	March 31, 2022
Kirk Konert