Form 10-K/A
period 2021-12-31
BigBear.ai Holdings, Inc.
filed 2022-04-29
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on April 27, 2022, based on the closing price of $10.60 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $29.7 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 125,613,475 shares of our common stock, $0.0001 par value per share, outstanding as of April 27, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: GRANT THORNTON LLP Auditor Location: Arlington, Virginia Auditor Firm ID: 248

EXPLANATORY NOTE

BigBear.ai Holdings, Inc. (“BigBear,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “2021 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2021 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2021 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2021 10-K and the exhibit index set forth in Part IV of the 2021 10-K and includes certain exhibits as noted thereon. The cover page of the 2021 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2021 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2021 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2021 10-K. Accordingly, this Amendment should be read in conjunction with our 2021 10-K and with our filings with the SEC subsequent to the filing of our 2021 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2021 10-K.

BIGBEAR.AI HOLDINGS, INC.
Amendment No. 1 on FORM 10-K/A

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following persons serve as our executive officers and directors:

Name	Age	Position(s)
Dr. Louis R. Brothers	62	Chief Executive Officer, Director
Jeffry Dyer	50	President of Commercial
Brian Frutchey	44	Chief Technology Officer
Samuel Gordy	61	Chief Operating Officer
Joshua Kinley	47	Chief Financial Officer
Sean Battle	52	Director
Peter Cannito	49	Director, Chairman
Pamela Braden	64	Director
Dr. Raluca Dinu	48	Director
Paul Fulchino	75	Director
Jeffrey Hart	32	Director
Dorothy D. Hayes	71	Director
Raanan I. Horowitz	61	Director
Dr. Avi Katz	64	Director
Kirk Konert	35	Director

Background of Directors and Executive Officers

Dr. Louis R. Brothers. Dr. Brothers serves as a member of our Board and has been our Chief Executive Officer since July 2020. Prior to that role, Dr. Brothers was the Chief Executive Officer at NuWave Solutions from June 2020 until its merger with PCI. Dr. Brothers has also served as the Chief Technology Officer of Peraton and a principal with The Chertoff Group. From 2014 to 2017, Dr. Brothers served as Under Secretary for Science and Technology at the U.S. Department of Homeland Security (DHS), where he was responsible for a science and technology portfolio that included basic and applied research, development, demonstration, testing, and evaluation with the purpose of helping DHS operational elements and the nation’s first responders achieve their mission objectives. From 2011 to 2014, Dr. Brothers served as Deputy Assistant Secretary of Defense for Research at the Department of Defense. In this position, Dr. Brothers was responsible for policy and oversight of the Department’s science and technology programs and laboratories. Dr. Brothers has also held senior roles at the Defense Advanced Research Projects Agency, BAE Systems, Draper Laboratory, and MIT Lincoln Laboratory. Dr. Brothers received a B.S. in Electrical Engineering from Tufts University, an M.S. in Electrical Engineering from Southern Methodist University, and a Ph.D. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

We believe that Dr. Brothers is qualified to serve on our Board based on his business experience, particularly working in executive positions for technology companies and various departments within the U.S. government providing services for the defense and homeland security industries.

Jeffry Dyer. Mr. Dyer has served as our President of Commercial since November 1, 2021. Mr. Dyer is also responsible for all aspects of BigBear’s growing business in the commercial sector, including oversight of the P&L and leadership of sales, marketing, and product development functions. Mr. Dyer brings more than 30 years of sales management and technical sales experience, most recently serving as the Senior Vice President of North American Sales & Operations at Sisense, Inc., a position he had held since October 2018. Prior to that, Mr. Dyer was the Senior Vice President of Worldwide Sales at Skytap (October 2016 to October 2018). Prior to that, Mr. Dyer held a series of senior sales management positions at companies including MicroStrategy, EndPlay, Intershop Communications, SAP America, and Adobe Systems. Mr. Dyer attended Seattle University.

Brian Frutchey. Mr. Frutchey has served as the Chief Technology Officer at BigBear since 2021. Prior to his role at BigBear, Mr. Frutchey was an Executive Vice President at NuWave Solutions since 2016. Prior to his executive roles at NuWave and BigBear, Mr.

Frutchey held multiple roles in the big data and analytics sector, including managing the National Geospatial-Intelligence Agency’s In-Q-Tel Interface Center’s predictive analytics and cloud orchestration portfolios, the U.S. European Command’s Joint Intelligence Operations Center Strategic Foresight and Open-Source Element capabilities, Endeca Technology’s Public Sector Division, and the U.S. Army as a Signal Corps officer. Mr. Frutchey received a B.S. in Electrical Engineering (Computers) from the University of Southern California.

Samuel Gordy. Mr. Gordy has been our Chief Operating Officer since November 2021. As Chief Operating Officer and President of Federal, Mr. Gordy oversees BigBear’s day-to-day business operations and will design, build, manage and scale the organization to facilitate BigBear’s evolution to the next stage of successful and profitable growth in the Federal division. Mr. Gordy joined BigBear from IBM, where he had worked since January 2016, most recently as General Manager and Chief Strategy Officer, US Public and Federal Market and previously as General Manager, US Federal and Government Industries. Prior to that, Mr. Gordy served in increasingly senior leadership and operational roles at Leidos and SAIC and served as a U.S. Naval Intelligence Officer. Mr. Gordy earned his bachelor’s degree from the Georgetown University School of Foreign Service and received an MBA from George Washington University. Mr. Gordy brings deep experience overseeing the maturation of product strategy in publicly traded companies that do business with the federal government.

Joshua Kinley. Mr. Kinley has served as the Chief Financial Officer of BigBear since December 2020. Prior to that, Mr. Kinley was the founder and Chief Financial Officer of PCI since its formation in April 2008. Before founding PCI, Mr. Kinley worked in multiple roles in the intelligence sector, including as a Senior Director at SI International and as a military intelligence officer in the U.S. Army. Mr. Kinley received a B.S. in Life Sciences from the United States Military Academy at West Point and an M.B.A. from John Hopkins University with a focus on IT Management.

Sean Battle. Mr. Battle has served as Vice-Chairman of BigBear since December 2020. Mr. Battle serves as a member of our Board and is our former Chief Strategy Officer. Mr. Battle has over 30 years of distinguished experience in the Intelligence Community (IC) and the Department of Defense. Mr. Battle began his career as a Signals Analyst in the U.S. Air Force. Before co-founding PCI Strategic Management, LLC (PCI), Mr. Battle served as a Civilian Executive with the National Security Agency, where he was responsible for the End User Computing Portfolio for the Agency. Mr. Battle was responsible for developing and executing a technology modernization plan for all Agency employees in this role. As the former Chief Strategy Officer of BigBear, Mr. Battle was responsible for facilitating mergers and acquisitions, strategic partnerships, and licensing opportunities consistent with enterprise strategy, goals, and objectives. Mr. Battle joined BigBear in 2021 upon the merger of NuWave Solutions and PCI. Previously, Mr. Battle was Co-Founder and Chief Executive Officer of PCI. As the Chief Executive Officer of PCI, Mr. Battle leveraged his extensive management and leadership experience to develop and execute PCI’s strategic plans, contract management, and business development. Under Mr. Battle’s leadership, PCI won four Prime contracts, expanded to 14 states, and has repeatedly been recognized as one of the best places to work both in the Mid-Atlantic and nationally. In a very competitive market, Mr. Battle’s strategic planning and leadership were crucial in guiding PCI from its infancy as a small business to a major player in the full and open marketplace. Mr. Battle holds a J.D. from the University of Maryland, Baltimore, School of Law and a B.S. in Business Administration from Hawaii Pacific University. Mr. Battle has been a member of the Maryland Bar for 18 years and is active in the Armed Forces Communication Electronics Association (AFCEA) and the Fort Meade Alliance (FMA).

We believe that Mr. Battle is qualified to serve on our Board because of his extensive technology and data analytics experience, particularly working with various defense and intelligence agencies within the U.S. government.

Peter Cannito. Mr. Cannito serves as a member of our Board. Mr. Cannito has served as chairman and Chief Executive Officer of Redwire, a space solutions company, since June 2020. Prior to his current role, Mr. Cannito served as the Chief Executive Officer of Polaris Alpha from October 2016 until December 2018, a high-tech solutions provider developing systems for the DoD and Intelligence Community. Prior to that, Mr. Cannito previously held executive roles, including Chief Executive Officer and Chief Operating Officer, at EOIR Technologies and he led a team of software and systems engineers at Booz Allen Hamilton focused on critical defense and intelligence programs. Mr. Cannito has been an operating partner with AEI Industrial from August 2019 to present. Mr. Cannito received a bachelor’s degree in Finance from the University of Delaware, an M.B.A. from the University of Maryland, and served as an officer in the U.S. Marine Corps.

We believe that Mr. Cannito’s extensive experience in the defense, technology and government service industries qualifies him to serve as a director on our Board.

Pamela Braden. Ms. Braden serves as a member of our Board. Ms. Braden founded Gryphon Technologies, a defense engineering and technical services firm, in 1997, and has served as the Chief Executive Officer of Gryphon since its inception. Ms. Braden earned an undergraduate degree in political science from the University of Akron.

We believe that Ms. Braden’s decades of directorial experience in the defense field qualifies her to be a director on our Board.

Dr. Raluca Dinu. Dr. Dinu serves as a member of our Board. Dr. Dinu co-founded GigCapital4 with Dr. Avi Katz, and served as a member of the board of directors, President, Chief Executive Officer and Secretary of GigCapital4 since its inception in December 2020. Dr. Dinu has spent approximately 20 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Dinu served as the President and Chief Executive Officer of GIG2 from August 2019 until the closing of its business combination with UpHealth Holdings, Inc. and Cloudbreak Health, LLC in June 2021 and as a member of the board of directors of GIG2 (now UpHealth, Inc.) since March 2019. Dr. Dinu has served on the board of directors of GIG3 (now Lightning eMotors, Inc.) since February 2020 and has served as the president, chief executive officer and secretary and on the board of directors of GigCapital5, Inc. since February 2021. Dr. Dinu has served as the Chief Executive Officer, President and Secretary of GigInternational1 as well as a member of its board of directors since its inception in February 2021. Dr. Dinu has held leadership positions at several other companies, including at IDT’s Optical Interconnects Division (as vice president and general manager), GigPeak (as executive vice president, chief operation officer, executive vice president of Global Sales and Marketing, and senior vice president of Global Sales and Marketing), Brazil-Photonics (as a director) and Lumera Corporation (as vice president of engineering). Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu is married to Dr. Katz, one of our directors and GigCapital4’s Executive Chairman of the Board prior to the Business Combination.

We believe that Dr. Dinu is qualified to serve on our Board based on her business experience as a board member of a publicly listed company and her investing experience.

Paul Fulchino. Mr. Fulchino serves as a member of our Board. Mr. Fulchino has served as Operating Partner of AE Industrial Partners, LLC since June 2015. In addition, Mr. Fulchino has been the Chairman of AEI HorizonX Ventures since 2019, where he serves on the Executive Committee and the M&A Committee. Mr. Fulchino provides the Board with executive leadership and experience, strategic thinking and extensive knowledge and expertise regarding the commercial aviation industry, the Company’s customers and supply base, compensation and human resource matters, and mergers and acquisitions. Mr. Fulchino also brings to the Board experience as a public company director, assisting both Spirit AeroSystems Holdings (currently, since 2006) and Wesco Aircraft Holdings (previously, from 2008 to 2020) in that role. Prior to his current role, Mr. Fulchino served as a Senior Advisor to Boeing from April 2010 until December 2014. Prior to that, Mr. Fulchino held executive roles, including Chief Executive Officer, at Aviall, in which period Aviall became a wholly owned subsidiary of Boeing. Mr. Fulchino was also President and Chief Operating Officer of B/E Aerospace and President and Vice Chairman of Mercer Management Consulting. Mr. Fulchino received a bachelor’s degree in Mathematics from Boston College and an M.B.A. from Columbia Business School. Mr. Fulchino also attended the United States Military Academy at West Point.

We believe that Mr. Fulchino’s extensive experience in mergers and acquisitions and the commercial aviation industry, as well as his executive leadership experience qualifies him to serve as a director on our Board.

Jeffrey Hart. Mr. Hart serves as a member of our Board. Mr. Hart joined AE Industrial Partners, LLC in 2015 as an associate, and has served as a Principal since October 2020. Mr. Hart sat on the board of Redwire Space, Inc. before it was taken public via SPAC merger. Mr. Hart also sits on the board of Fire Team Solutions, Alpine and UAV Factory, all AE Industrial portfolio companies. Before joining AE Industrial, Mr. Hart was an investment banking analyst at RBC Capital Markets from 2013 to 2015. Mr. Hart earned his undergraduate degree from Colorado Mesa University.

We believe that Mr. Hart’s experience serving on the boards of multiple companies in the defense and technology sectors qualifies him to serve as a director on our Board.

Dorothy D. Hayes. Ms. Hayes serves as a member of our Board. Ms. Hayes joined our Board as a director in December 2020 and was a director on GigCapital4’s board of directors. Ms. Hayes has served on the board of directors of GigInternational1 since its inception in February 2021. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019, where she currently serves as the Chairwoman of the Audit Committee of Intevac, Inc. Ms. Hayes currently also serves as a director on the board and as Chairwoman of the audit committee of GigCapital5, Inc. From 2003 until her retirement in 2008, Ms. Hayes served as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves as nonexecutive Chairwoman of the Board of Directors at First Tech Federal Credit Union, a cooperative financial institution. Ms. Hayes previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member or trustee of various non-profit and philanthropic organizations including: Encore.org, Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an M.S. in Finance from Bentley University (1987), and received both an MS in Business Administration (1976) and a B.A. in Elementary Education (1972) from the University of Massachusetts, Amherst. Ms. Hayes maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. Ms. Hayes participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. Ms. Hayes is a Senior Fellow of the American Leadership Forum—Silicon Valley, was a recipient of the YWCA TWIN award (1986) and was named to AGENDA Magazine’s Diversity 100—Top Diverse Board Candidates (2010).

We believe that Ms. Hayes is qualified to serve on our Board based on her business experience and her financial expertise.

Raanan I. Horowitz. Mr. Horowitz serves as a member of our Board. Mr. Horowitz has served on the board of directors of GigInternational1 as an independent director since March 2021 and also has served on the board of directors GigCapital5, Inc. since February 2021 and has served on its audit committee since September 2021. Mr. Horowitz is the President, Chief Executive Officer, and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and medical instrumentation markets. Mr. Horowitz was appointed to such positions in 2007. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 18,000 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015 and 2018, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies” and in 2021 recognized the company with the coveted Ethics Inside certification. In addition, Mr. Horowitz is active in the A&D industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the board of directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal Chief Executive Officer Council since 2018. Previously, Mr. Horowitz served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. Mr. Horowitz was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel.

We believe that Mr. Horowitz is qualified to serve on our Board based on his business experience, particularly working in executive positions for technology companies providing services for the defense and homeland security industries.

Dr. Avi Katz. Dr. Katz serves as a member of our Board. Dr. Katz co-founded GigCapital4, together with Dr. Raluca Dinu. He was Executive Chairman of GigCapital4’s board of directors prior to the Closing of the Business Combination. Dr. Katz spent approximately 33 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Katz has held leadership positions, including Founder, Executive Chairman, director and Secretary in several SPAC companies, including GigCapital1, Inc. (“GIG1”), which completed its initial public offering in December 2017 and later a business combination with Kaleyra; GigCapital2, Inc. (“GIG2”), which completed its initial public offering in June 2019 and later a business combination with UpHealth Holdings, Inc. and Cloudbreak Health, LLC; GigCapital3, Inc. (“GIG3”), which completed its initial public offering in May 2020 and later a business combination with Lightning Systems, Inc.; GigInternational1, Inc., which completed its initial public offering in May 2021. Dr. Katz is also the co-founder of Cognizer, a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1, GIG2 and GIG3, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz also has served as the executive chairman of the board of directors of GigCapital5, Inc. since January 2021. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak. From its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the chief executive officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the

Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books.

We believe that Dr. Katz is qualified to serve on our Board based on his business experience as a founder, inventor, chief executive officer and director of a publicly listed company and his investing experience.

Kirk Konert. Mr. Konert serves as a member of our Board. Mr. Konnert has served with AE Industrial Partners, LLC, as a Partner since October 2019 and as a Principal starting in August 2014. Mr. Konert sits on the boards of multiple AE Industrial portfolio companies, including AMPAC, Applied Composites, Gryphon, Redwire, and UAV Factory. Previously, Mr. Konert was a Senior Associate at Sun Capital Partners from July 2011 to July 2014. Mr. Konert earned his undergraduate degree from Davidson College.
We believe that Mr. Konert’s experience and history in portfolio company management qualifies him to be a director on our Board.

Family Relationships

Dr. Dinu is married to Dr. Katz, one of our directors and GigCapital4’s Executive Chairman of the Board prior to the Business
Combination.

Our Board is currently comprised of 11 members, who were voted upon by the stockholders at the Special Meeting. Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising, as nearly as possible, one-third of the directors to serve three-year terms. Each Class I director, consisting of Sean Battle, Paul Fulchino, Dorothy D. Hayes and Raanan I. Horowitz, has a term that expires at the Company’s annual meeting of stockholders in 2022, each Class II director, consisting of Pamela Braden, Dr. Louis R. Brothers, Dr. Raluca Dinu and Dr. Avi Katz, has a term that expires at the Company’s annual meeting of stockholders in 2023, and each Class III director, consisting of Peter Cannito, Jeffrey Hart and Kirk Konert, has a term that expires at the post-combination Company’s annual meeting of stockholders in 2024, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

Status as a Controlled Company

Ultimate possesses the ability to vote a majority of BigBear’s Common Stock outstanding. As a result, BigBear is a “controlled company” under the NYSE corporate governance requirements.

Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of board consist of independent directors;
•the requirement that the controlled company have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement that the controlled company have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

BigBear utilizes these exemptions. As a result, BigBear may not have a majority of independent directors on the Board, and the compensation committee and nominating and governance committee may not consist entirely of independent directors and the compensation committee and nominating and governance committee may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

Committees of the Board of Directors

The standing committees of our Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Each of the committees will report to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. The Board may also convene additional committees as necessary and in accordance with the organizational documents of the post-combination company.

Audit Committee

The audit committee is responsible for, among other matters:
•assisting the Board in the oversight of (i) the accounting and financial reporting processes of the Company and the audits of the financial statements of Company, (ii) the preparation and integrity of the financial statements of the Company, (iii) the compliance by the Company with financial statement and regulatory requirements, (iv) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (v) the qualifications and independence of the Company’s independent registered public accounting firm;
•reviewing with each of the internal and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;
•reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;
•reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;
•receiving and reviewing reports of the independent registered public accounting firm discussing (i) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, (ii) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (iii) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;
•reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;
•reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;
•discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;
•reviewing material pending legal proceedings involving the Company and other contingent liabilities;
•meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;
•reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;
• establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;
•reviewing periodically with the Company’s management, the independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raises material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and
•establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Our audit committee consists of Pamela Braden, Dr. Raluca Dinu and Dorothy D. Hayes, each of whom qualifies as an independent director according to the rules and regulations of the SEC and the corporate governance standards of the NYSE with respect to audit committee membership. Dorothy D. Hayes serves as chairperson of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Dorothy D. Hayes qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Our Board has adopted a written charter for the audit committee, which is available on our corporate website https://ir.bigbear.ai.

Compensation Committee

The compensation committee is responsible for, among other matters:
•reviewing the performance of the Chief Executive Officer and executive management;
•assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
•reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the Company’s philosophy;
•approving the salaries, bonus and other compensation for all executive officers;
•reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
•reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
•reviewing and making recommendations concerning executive compensation policies and plans;
•reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;
•reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;
•reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
•reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
•assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
•issuing an annual Report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
•annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee; and
•undertaking all further actions and discharging all further responsibilities imposed upon the committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our compensation committee consists of Jeffrey Hart, Dr. Avi Katz and Kirk Konert, with Kirk Konert serving as chair of the compensation committee. Under the NYSE listing standards, as a controlled company, BigBear is not required to have a compensation committee composed entirely of independent directors. While BigBear relies upon this exemption for controlled companies, the Board has determined that Kirk Konert is independent. The Board adopted a written charter for the compensation committee, which is available on our corporate website https://ir.bigbear.ai.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Nominating and Governance Committee

The compensation committee is responsible for, among other matters:
•developing and recommending to the Board the criteria for appointment as a director;
•identifying, considering, recruiting and recommending candidates to fill new positions on the Board;
•reviewing candidates recommended by stockholders;

•conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
•recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting.

The nominating and governance committee has not established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Our nominating and governance committee consists of Sean Battle, Paul Fulchino and Raanan I. Horowitz, with Raanan I. Horowitz serving as chair of the nominating and governance committee. Under the NYSE listing standards, as a controlled company, BigBear is not required to have a nominating and governance committee composed entirely of independent directors. While BigBear relies upon this exemption for controlled companies, the Board determined that Raanan I. Horowitz is independent.

BigBear adopted a written charter for the nominating and governance committee, which is available on our corporate website at https://ir.bigbear.ai.

Code of Ethics

We have adopted a Code of Conduct and Ethics that applies to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is available under the Governance heading, Governance Documents subheading, on the Investor Relations page of our website at https://ir.bigbear.ai/. We will make a printed copy of the Code of Conduct and Ethics available to any stockholder who so requests.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2021 all filing requirements applicable to the Reporting Persons were timely met.

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

Item 11. Executive Compensation

Overview

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Furthermore, our reporting obligations extend only to the following “Named Executive Officers,” which are the individuals who served as principal executive officer and the, next two most highly compensated executive officers for the year ended December 31, 2021:

Named Executive Officer	Principal Position
Dr. Louis R. Brothers	Chief Executive Officer
Joshua Kinley	Chief Financial Officer
Brian Frutchey	Chief Technology Officer
Sean Battle	Former Chief Strategy Officer

Summary Compensation Table

The following table presents summary information regarding the total compensation paid to and earned by each of our Named Executive Officers for the two most recently completed fiscal years.

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)		Option Awards (5)		All Other Compensation (10)	Total
Dr. Louis R. Brothers,	2021	$312,921	$227,500	$401,200		$8,306,478	(6)	$25,962	$9,274,061
Chief Executive Officer	2020	$159,231	$245,000	$—		$—		$—	$404,231

Joshua Kinley,	2021	$305,489	$105,000	$175,525		$3,471,897	(7)	$18,125	$4,076,036
Chief Financial Officer	2020	$429,865	$—	$—		$—		$56,824	$486,689

Brian Frutchey,	2021	$253,996	$114,000	$122,241		$1,975,388	(8)	$18,393	$2,484,018
Chief Technology Officer

Sean Battle,(1)	2021	$320,716	$110,250	$130,390	(4)	$7,342,000	(9)	$24,652	$7,928,008
Chief Strategy Officer	2020	$432,867	$—	$—		$—		$48,410	$481,277

(1)	Sean Battle resigned from his position as Chief Strategy Officer, effective December 7, 2021 and ceased to be an employee of BigBear as of that date.

(2)	For 2021, the amounts reported in the Bonus column represent each applicable Named Executive Officer’s discretionary annual incentive bonus earned for fiscal year 2021.

(3)	The amounts reported in the Stock Awards column represent the grant date fair value of restricted stock units with respect to BigBear common stock (the “RSUs”) granted in 2021 to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the Named Executive Officers for the RSUs. See “—Narrative Disclosure to Summary Compensation Table—Restricted Stock Units” below for additional details. While the RSUs were treated as “granted” in 2021 for accounting purposes, for Section 16 reporting purposes, the grants were contingent upon, and effective as of, the filing of our registration statement on Form S-8 registering shares to be issues pursuant to awards under our 2021 Long Term Incentive Plan (the “Plan”), which was filed with the Commission on April 5, 2022. See Note O (Equity-Based Compensation) to the Company’s 2021 Consolidated Financial Statements for the assumptions used in determining the fair value of the RSUs.

(4)	Amounts for Sean Battle represent RSUs granted for his services as a non-employee director following his resignation effective December 7, 2021.

(5)	The amounts reported in the Option Awards column represent the grant date fair value of stock options with respect to BigBear common stock and Class B Units in PCISM Ultimate Holdings (the “Incentive Units”), in each case, granted in 2021 to the Named Executive Officers as computed in accordance with ASC 718. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the Named Executive Officers for the stock options or the Incentive Units. See “—Narrative Disclosure to Summary Compensation Table—Incentive Unit Awards” and “—Narrative Disclosure to Summary Compensation Table—Stock Option Awards” below for additional details. While the Incentive Units were modified to accelerate vesting of certain tranches on July 29, 2021, there was no incremental ASC 718 value associated with such modification. See Note O (Equity-Based Compensation) to the Company’s 2021 Consolidated Financial Statements for the assumptions used in determining the fair value of the Option Awards and Incentive Units.

(6)	For Dr. Brothers, this number consists of $521,478, which is the grant date fair value of the stock options granted in 2021 and $7,785,000, which is the grant date fair value of the Incentive Units granted to him in 2021.

(7)	For Mr. Kinley, this number consists of $228,147, which is the grant date fair value of the stock options granted in 2021 and $3,243,750, which is the grant date fair value of the Incentive Units granted to him in 2021.

(8)	For Mr. Frutchey, this number consists of $158,888, which is the grant date fair value of the stock options granted in 2021 and $1,816,500, which is the grant date fair value of the Incentive Units granted to him in 2021.

(9)	For Mr. Battle, this number consists of $5,190,000, which is the grant date fair value of the Incentive Units granted in 2021 and $2,152,000, which is the incremental increase in value associated with a modification to Mr. Battle’s tranche II Incentive Units resulting from the acceleration of certain ASC 718 vesting conditions in connection with his termination of employment.

(10)	The amounts reported in the “All Other Compensation” column for the fiscal year ended December 31, 2021 consist of the following:

Name	Company 401(k) Matching Contributions(a)	Car Allowance(b)	Director Compensation Fee(c)
Dr. Louis R. Brothers	$13,050	$12,912	$—
Joshua Kinley	$18,125	$—	$—
Brian Frutchey	$18,393	$—	$—
Sean Battle	$18,488	$—	$6,164

(a)	See below under “—Additional Narrative Disclosure—Retirement Benefits” for additional information regarding 401(k) plan contributions.

(b)	Represents the Company’s payment of a stipend for car expenses available only to Dr. Brothers.

(c)	Represents director fees payable to Mr. Battle for his services as a non-employee director following the termination of his employment.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Named Executive Officers

Dr. Brothers is party to an offer letter with NuWave Solutions Holdings, LLC, dated May 22, 2020, and Messrs. Battle and Kinley are each party to an employment agreement with PCI dated October 23, 2020; Mr. Frutchey is not party to either an offer letter or employment agreement. Dr. Brothers’ offer letter and Messrs. Battle’s and Kinley’s employment agreements each provide for an annual base salary and target bonus opportunity as follows: for Dr. Brothers, a base salary of $300,000 and target annual bonus of 70% of his base salary; for Mr. Battle, a base salary of $315,000 and target annual bonus of 35% of his base salary; and for Mr. Kinley, a base salary of $300,000 and target annual bonus of 35% of his base salary. Dr. Brothers’ offer letter also provides for a grant of incentive units in an amount equal to 1.5% of the total equity of the Company upon the establishment of a management incentive plan. These incentive units were granted in the first quarter of the 2021 fiscal year, as described in “—Narrative Disclosure to Summary Compensation Table—Incentive Unit Awards” below.

Dr. Brothers’ offer letter and Messrs. Battle’s and Kinley’s employment agreements also provide for certain severance benefits upon resignation by the applicable Named Executive Officer for “Good Reason,” and/or upon termination by BigBear without “Cause.” Please see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Employment Arrangements with Named Executive Officers” below for more details regarding the severance benefits provided to our Named Executive Officers under the applicable offer letter and employment agreements.

Incentive Unit Awards

PCISM Ultimate Holdings adopted an Employee Equity Plan effective February 16, 2021 (the “Equity Plan”) to provide incentives to present and future directors, officers, employees and other service providers of PCISM Ultimate Holdings and its subsidiaries in the form of Class B Units (“Incentive Units”). Under the terms of the applicable award documentation, the Incentive Units are divided into three tranches: Tranche I Incentive Units (40% of the Incentive Units granted), Tranche II Incentive Units (40% of the Incentive Units granted) and Tranche III Incentive Units (20% of the Incentive Units granted). Tranche I, Tranche II and Tranche III Incentive Units are subject to service-based and/or performance-based vesting conditions, subject in certain cases to acceleration upon an “Exit Sale,” as defined in the applicable award agreement, with the Tranche II Incentive Units vesting only upon the consummation of an Exit Sale if certain investor return thresholds are met. Holders of Incentive Units are subject to certain restrictive covenants, including perpetual confidentiality and non-disparagement covenants and non-competition and customer and employee non-solicitation covenants that apply during the service period and for one year thereafter. In connection with the Business Combination, the Board accelerated the vesting of the Incentive Units such that all Tranche I and Tranche III Incentive Units became fully vested, while the Tranche II Incentive Units will continue to vest in accordance with their terms. The Board then further modified the Tranche II Incentive Units such that the occurrence of any event (whether or not such event constitutes an Exit Sale) in which the investor return threshold applicable to the Tranche II Units is met will result in full vesting of the Tranche II Units.

In connection with Mr. Battle’s termination of employment, the Board agreed to modify the terms of Mr. Battle’s Tranche II Units such that they continue to vest following his termination of employment as if he remained employed.

Each of the Named Executive Officers was granted an award of Incentive Units in February 2021 as follows: Dr. Brothers, 1,500,000 Incentive Units; Mr. Kinley, 625,000 Incentive Units; Mr. Frutchey, 350,000 Incentive Units; and Mr. Battle, 1,000,000 Incentive Units.

Stock Options Awards

In connection with the closing of the Business Combination on December 7, 2021, the Board authorized a special one-time grant of stock options (“Option Awards”) to key individuals, including our Named Executive Officers, pursuant to our 2021 Long Term Incentive Plan (the “Plan”). Each Option Award corresponds to the right to purchase one share of BigBear common stock at an exercise price of $9.99 per share. The Option Awards vest in equal annual installments over four years from the date of grant, subject to the applicable executive’s continued employment through each vesting date and may be exercised only to the extent such Option Awards are vested. For information regarding the treatment of the Option Awards upon a termination of employment or change in control, see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—
Stock Options” below.

Restricted Stock Units

On December 7, 2021, the Board also approved grants of RSUs to each of our Named Executive Officers. These RSUs were granted effective when the Company filed the registration statement on Form S-8 registering the shares of BigBear common stock issuable under the Plan, which was filed with the Commission on April 5, 2022. The RSUs, other than those granted to Mr. Battle, will vest in equal annual installments on each of the first four anniversaries of the date of the closing of the Business Combination and are subject to similar treatment as the Option Awards upon a termination of employment or change in control. The RSUs granted to Mr. Battle were granted in connection with his services as a non-employee director following his resignation and vest in full on December 7, 2022, subject to his continuing to provide services as a non-employee director through such date. While the RSUs were not granted for Section 16 reporting purposes until 2022, they were treated as granted for purposes of ASC 718 when they were approved in 2021 and therefore are included in this disclosure.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding stock and option awards held by each of our Named Executive Officers as of December 31, 2021.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable (6)	Number of Securities Underlying Unexercised Options (#) Unexercisable (7)	Option Exercise Price ($) (8)	Option Expiration Date (8)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(9)
Dr. Louis R. Brothers	2/16/2021	(1)(2)	900,000	600,000	N/A	N/A	—	—
	12/7/2021	(3)	—	100,000	$9.99	12/7/2031	—	—
	12/7/2021	(4)	—	—	—	—	40,000	$226,400
Joshua Kinley	2/16/2021	(1)(2)	375,000	250,000	N/A	N/A	—	—
	12/7/2021	(3)	—	43,750	$9.99	12/7/2031	—	—
	12/7/2021	(4)	—	—	—	—	17,500	$99,050
Brian Frutchey	2/16/2021	(1)(2)	210,000	140,000	N/A	N/A	—	—
	12/7/2021	(3)	—	30,469	$9.99	12/7/2031	—	—
	12/7/2021	(4)	—	—	—	—	12,188	$68,981
Sean Battle	2/16/2021	(1)(2)	600,000	400,000	N/A	N/A	—	—
	12/7/2021	(5)	—	—	—	—	13,000	$73,580

(1)	Reflects information regarding Incentive Units granted to our Named Executive Officers that were outstanding as of December 31, 2021. The Incentive Units represent membership interests in PCISM Ultimate Holdings that are intended to constitute “profits interests” for federal income tax purposes. Despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” For more information on the Incentive Units, see “Narrative Disclosure to Summary Compensation Table—Incentive Unit Awards” above.

(2)	Each of the Named Executive Officers was granted an award of Incentive Units on February 16, 2021. Under the terms of the applicable award documentation, the Incentive Units were initially divided into three tranches: Tranche I Incentive Units, Tranche II Incentive Units and Tranche III Incentive Units. In connection with the closing of the Business Combination, the Board took action to accelerate the vesting of the Tranche I and Tranche III Units. Tranche II Incentive Units will fully performance-vest once certain investor return thresholds are met (see “Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control” below).

(3)	Reflects information regarding stock options granted to our Named Executive Officers that were outstanding as of December 31, 2021. These stock options vest in installments of 25% on each of December 7, 2022, December 7, 2023, December 7, 2024 and December 7, 2025, subject to the Named Executive Officer’s continued employment through each vesting date. For more information on these stock options, see “Narrative Disclosure to Summary Compensation Table—Stock Options” above.

(4)	Each of our Named Executive Officers, other than Mr. Battle, was granted RSUs under the Plan that vest in installments of 25% on each of December 7, 2022, December 7, 2023, December 7, 2024 and December 7, 2025, subject to the Named Executive Officer’s continued employment through each vesting date. For more information on these RSUs, see “Narrative Disclosure to Summary Compensation Table—Restricted Stock Units” above.

(5)	Mr. Battle was granted RSUs under the Plan that vest in full on December 7, 2022, subject to his continued services as a non-employee director through such date. For more information on these RSUs, see “Narrative Disclosure to Summary Compensation Table—Restricted Stock Units” above.

(6)	For grants of Incentive Units, amounts in this column reflect the number of Tranche I and Tranche III Incentive Units, which were all fully vested as of December 31, 2021.

(7)	For grants of Incentive Units, amounts in this column reflect the number of Tranche II Incentive Units that are all unvested as of December 31, 2021.

(8)	The Incentive Units are not traditional stock options and, therefore, do not have an exercise price or option expiration date associated with them.

(9)	Calculated by multiplying the number of RSUs that have not vested by the closing price of the Company’s common stock as reported on the NYSE on December 31, 2021 of $5.66.

Additional Narrative Disclosure

Retirement Benefits

We maintain the PCI Strategic Management 401(k) Plan, a tax-qualified retirement plan that provides all regular employees of PCI with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, participants, including Messrs. Battle and Kinley, may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the 401(k) plan subject to applicable annual limits under the Code.

Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. We provide direct contributions in an amount equal to 3% of each participants’ salary. We also match 100% of a participant’s contributions that exceed 3% of his or her base salary, with such matching contributions not to exceed 3% of the participant’s base salary. Employee elective deferrals are 100% vested at all times. As a U.S. tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made.

Potential Payments Upon Termination or Change in Control

Employment Arrangements with Named Executive Officers

As described above in the “—Narrative Disclosure to the Summary Compensation Table—Employment Arrangements with Named Executive Officers,” the offer letter with Dr. Brothers and the employment agreements with Messrs. Battle and Kinley provide for severance benefits upon the occurrence of certain terminations of employment. Dr. Brothers’ offer letter provides that upon termination of his employment without “Cause,” he will receive continued payments of his then-current base salary for six months. The severance benefits described in this paragraph are subject to Dr. Brothers’ execution of a general release of claims in favor of NuWave and continuing compliance with restrictive covenants, including non-competition and non-solicitation covenants that extend for six months following termination of his employment without “Cause.” If Dr. Brothers’ employment is terminated for any other reason, then he will not be entitled to any severance payments and the duration of his post-employment non-competition and non-solicitation covenants will generally extend for a period of six months following such termination of employment (or 24 months following termination of employment due to a resignation that occurs within 120 days of a qualifying liquidity event). Dr. Brothers’ offer letter also contains customary nondisclosure and non-disparagement covenants.

For purposes of Dr. Brothers’ offer letter, “Cause” generally means: (i) the commission of a felony or other crime involving moral turpitude; (ii) the commission of any act or omission involving moral turpitude, dishonesty or fraud; (iii) the commission of any act or omission which is significantly injurious to NuWave or any of its subsidiaries or other affiliates; (iv) reporting to work under the influence of alcohol or illegal drugs, or the use of illegal drugs or the illegal use of legally controlled substances (whether or not at the workplace) or other conduct causing the NuWave or any of its subsidiaries or other affiliates public disgrace or disrepute or significant economic harm, whether if in conjunction with the performance of any duties for the Company or any of its subsidiaries or other affiliates, or otherwise; (v) failure to perform duties as reasonably directed by the board of managers of NuWave; (vi) any act or omission aiding or abetting a competitor, supplier or customer of NuWave or any of its subsidiaries or other affiliates to the disadvantage or detriment of NuWave or any of its subsidiaries or other affiliates; (vii) breach of any fiduciary duty, gross negligence or willful misconduct with respect to the Company or any of its subsidiaries or other affiliates; or (viii) any breach of the restrictive covenants set forth in the offer letter or any other material breach of the offer letter or any policies or procedures of NuWave.

Messrs. Battle and Kinley’s employment agreements provide that upon termination of their employment by PCI for any reason other than for “Cause” or upon their resignation for “Good Reason,” they will receive continued payments of their then-current base salary for 12 months, in addition to any accrued but unpaid benefits. If the executive’s employment is terminated by the Company for “Cause,” by the executive without “Good Reason,” or due to his death or disability, he will receive any accrued but unpaid benefits. The severance benefits described in this paragraph are subject to the executive’s execution of a general release of claims and continuing compliance with restrictive covenants, including customary nondisclosure, assignment of intellectual property and mutual non-disparagement covenants and non-competition and non-solicitation covenants that apply for one year following a termination of their employment.

For purposes of Messrs. Battle and Kinley’s employment agreements:

“Cause” means (i) the executive’s indictment for, conviction of or plea of nolo contendere to a felony, any crime involving moral turpitude or a fraud, (ii) the executive’s engagement in fraud, theft, embezzlement or other act involving dishonesty with respect to PCI or its affiliates, (iii) any act or omission of the executive that brings or could reasonably be expected to bring PCI or any of its affiliates into substantial public disgrace or disrepute or otherwise materially injures the integrity, character or reputation of PCI or its affiliates, (iv) gross negligence or gross misconduct by the executive with respect to PCI or any of its affiliates, (v) the executive’s material non-performance of the duties reasonably assigned to him, (vi) the executive’s insubordination or failure to follow the directions of the board of directors of PCI (and for Mr. Kinley, directions of the Chief Executive Officer), (vii) the executive’s breach of the provisions of the restrictive covenants set forth in his employment agreement or any other applicable restrictive covenants with PCI or any of its affiliates, (viii) the executive’s breach of a material employment policy of PCI or any of its affiliates or (ix) any other material breach by the executive of the employment agreement or any other agreement with PCI or any of its affiliates, subject, where applicable, to customary notice and cure periods.

“Good Reason” means (i) PCI’s breach of any material term of the employment agreement that is not cured within 15 days after PCI’s receipt of written notice from the executive specifying the nature of the breach, or (ii) a relocation of the executive’s principal office to a location more than 25 miles from the executive’s current office location.

Incentive Unit Awards

Tranche II Incentive Units granted pursuant to the Equity Plan will fully performance-vest upon the occurrence of any event in which certain investor return thresholds are achieved. The Tranche II Incentive Units are not subject to accelerated vesting in any other scenario, including upon a termination of the Named Executive Officer’s employment or services.

Stock Options

In the event a Change in Control is consummated and the Option Award is not assumed or substituted, any unvested portion of the Option Award that is outstanding as of immediately prior to the consummation of the Change in Control will automatically vest prior to the Change in Control; and the Board may, in its sole discretion, extend the exercise period of the Option Award through any date that is prior to the 10th anniversary of the applicable grant date. Upon an executive’s termination of service due to death or Disability or upon an executive’s termination of service without Cause or resignation for Good Reason (each as defined below), in each case, within two years following the consummation of a Change in Control, any unvested portion of an Option Award, as of immediately prior to the executive’s termination of service, will automatically vest upon such termination of service.

For purposes of Messrs. Battle’s and Kinley’s Option Awards, “Good Reason” and “Cause” have the meanings ascribed to them in their respective employment agreements. See above under “—Employment Arrangements with Named Executive Officers,” for additional information regarding the definition of “Good Reason” and “Cause” for Messrs. Battle and Kinley.

For purposes of Dr. Brothers’ Option Award, “Cause” has the meaning ascribed to it in his offer letter. See above under “—Employment Arrangements with Named Executive Officers,” for additional information regarding the definition of “Cause” for Dr. Brothers.

For purposes of Dr. Brothers’ Option Award, “Good Reason” means, subject to certain notice and cure provisions, the occurrence of any of the following events without the written consent of Dr. Brothers: (i) a material reduction in base salary or target annual bonus opportunity other than a general reduction in base salary or target annual bonus opportunity that affects all similarly situated executives in substantially the same proportions; (ii) a material diminution in duties, authorities or responsibilities (other than temporarily while Dr. Brothers is physically or mentally incapacitated or as required by applicable law and excluding duties, authorities or responsibilities that have been assigned to Dr. Brothers on a temporary or interim basis); or (iii) a relocation of his primary work location by more than fifty (50) miles from Dr. Brothers’ primary work location immediately prior to such relocation.

For purposes of the Option Awards, “Change in Control” is defined in the Plan and generally means (excluding dispositions by AE or its affiliates): (i) any person becoming the beneficial owner of securities representing 50% or more of the combined voting power of the Company’s then outstanding securities, (ii) a merger, reorganization or consolidation in which voting securities are issued unless the voting securities of the Company outstanding immediately prior to such transaction continue to represent more than 50% of the outstanding voting securities of the Company or surviving entity, (iii) during a period of two consecutive years, individuals who constitute the Board at the beginning of such period cease to constitute a majority of the Board (except for individuals whose election or nomination was approved by at least two-thirds of the directors still in office) or (iv) a complete liquidation or dissolution of the Company or a sale of substantially all the Company’s assets to a third party.

Restricted Stock Units

For the Named Executive Officers other than Mr. Battle, in the event a Change in Control is consummated and the RSUs are not assumed or substituted, any unvested portion of the RSUs that is outstanding as of immediately prior to the consummation of the Change in Control will automatically vest prior to the Change in Control. Additionally, for the RSUs held by the Named Executive Officers other than Mr. Battle, upon the termination of the Named Executive Officer’s service due to death or Disability or upon an executive’s termination of service without Cause or resignation for Good Reason, in each case, within two years following the consummation of a Change in Control, any unvested portion of the RSUs as of immediately prior to the Named Executive Officer’s termination of service will automatically vest upon such termination of service.

For the RSUs held by Mr. Battle, in the event a Change in Control is consummated, the RSUs will fully vest as of immediately prior to the Change in Control, so long as Mr. Battle continues to provide services as a non-employee director through the consummation of such Change in Control. In the event that Mr. Battle’s services as a non-employee director terminate due to his resignation or his decision not to stand for reelection as a member of the Board, (i) if, as of the date of such termination of service, Mr. Battle has served as a member of the Board for at least three years during any period after December 7, 2021, all of the RSUs will fully vest as of the date of such termination of service or (ii) otherwise, a pro rata portion of the RSUs will vest based on the number of days from the grant date to the date of such termination of services. If Mr. Battle’s services are terminated for any other reason, all unvested RSUs will be forfeited.

For purposes of the RSUs, “Good Reason,” “Cause” and “Change in Control” have the same meanings as for the Option Awards. See above under “—Stock Options” for additional information regarding these definitions.

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of BigBear’s Board during fiscal year 2021. Other than as set forth in the table and described more fully below, BigBear did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of the Board in 2021.

Name	Fees Earned or Paid in Cash ($) (2)		Stock Awards ($) (5)	Total ($)
Pamela Braden	$6,230		$130,390	$136,620

Peter Cannito	$21,045	(3)	$180,390	$201,435

Dr. Raluca Dinu	$6,230		$130,390	$136,620

Paul Fulchino	$15,385	(4)	$167,890	$183,275

Jeffrey Hart (1)	$6,295		$130,390	$136,685

Dorothy D. Hayes	$6,557		$130,390	$136,947

Raanan I. Horowitz	$6,230		$130,390	$136,620

Dr. Avi Katz	$6,295		$130,390	$136,685

Kirk Konert (1)	$6,393		$130,390	$136,783

(1)	Pursuant to assignment agreements, Messrs. Hart and Konert have transferred all of their beneficial interests in their board fees and RSUs to AE Industrial Partners, LP.

(2)	The amounts in this column represent the portion of quarterly fees attributable to board service from in the 2021 fiscal year.

(3)	Consists of $13,832 earned by Mr. Cannito in respect of his service on the Board prior to the Business Combination and $7,213 earned by Mr. Cannito in respect of his service on the Board following the Business Combination.

(4)	Consists of $9,221 earned by Mr. Fulchino in respect of his service on the Board prior to the Business Combination and $6,164 earned by Mr. Fulchino in respect of his service on the Board following the Business Combination.

(5)	The amounts in this column represent the aggregate grant date fair value of RSUs granted in the 2021 fiscal year equal to $130,390 to each non-employee director. The assumptions used in calculating the grant date fair value of the awards reported pursuant to ASC 718 are set forth in Note Q to the consolidated financial statements for the year ended December 31, 2021. The RSUs vest on the one-year anniversary of the grant date, subject to the director’s continued service on the Board. While the RSUs were not granted for Section 16 reporting purposes until 2022, they were treated as granted for purposes of ASC 718 when they were approved in 2021 and are therefore included in this disclosure. In addition to the RSUs, for their service on the Board prior to the Business Combination, each of Messrs. Cannito and Fulchino elected to receive a portion of such amounts in the form of fully vested Class A common units in PCISM Ultimate Holdings. The amounts for Messrs. Cannito and Fulchino in this column include the grant date fair value of Class A common units as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 equal to $50,000 for Mr. Cannito and $37,500 for Mr. Fulchino.

Director Compensation Policy

In connection with the Business Combination, we adopted a director compensation policy pursuant to which each non-employee director will receive an annual cash retainer of $90,000, payable in quarterly installments in advance. In addition, each non-employee director who serves as the non-employee chair of the Board or as a member or chair of a committee will receive the following annual amounts, payable in quarterly installments in advance:

Position	Annual Retainer
Non-Employee Chair of the Board:	$20,000
Audit Committee Chair:	$10,000
Audit Committee Member:	$5,000
Compensation Committee Chair:	$7,500
Compensation Committee Member:	$6,000
Nominating and Corporate Governance Committee Chair:	$5,000
Nominating and Corporate Governance Committee Member:	$4,000

In addition to the cash retainers set forth above, under the director compensation policy, beginning in 2023, each non-employee director will receive an annual award of RSUs pursuant to the Plan with respect to a number of shares of our common stock with a grant date fair value equal to approximately $130,000. Such RSU awards will fully vest on the first anniversary of the grant date, subject to the director’s continued service through such date, and will accelerate vesting so as to become fully vested immediately prior to a Change of Control (as defined in the Plan and as described in “—Additional Narrative Disclosure—Potential Payments
Upon Termination or Change in Control—Stock Options” above).

On December 7, 2021, the Board approved grants of RSUs to each of our non-employee directors, which grants became effective on April 5, 2022, which was the date the Company filed a registration statement on Form S-8 registering shares under the Plan. The RSUs will vest in full on the first anniversary of the date of the closing of the Business Combination. In the event that a non-employee director’s services terminate due to the director’s resignation or decision not to stand for reelection as a member of the Board, (i) if, as of the date of such termination of service, the non-employee director has served as a member of the Board for at least three years during any period after December 7, 2021, all of the RSUs will fully vest as of the date of such termination of service or (ii) otherwise, a pro rata portion of the RSUs will vest based on the number of days from the grant date to the date of such termination of service. If a non-employee director’s services are terminated for any other reason, all unvested RSUs will be forfeited.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our common stock, as of April 27, 2022, by:
•each person known by us to beneficially own 5% or more of our outstanding common stock;
•each of our directors and named executive officers; and

•all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares of Common Stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the beneficial ownership percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the beneficial ownership percentage of any other person.

The beneficial ownership of our Common Stock is based on 125,613,475 shares of Common Stock issued and outstanding as of April 27, 2022.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
AE Industrial Partners(1)……………………………………………….	113,250,000	90.2%
GigAcquisitions4, LLC(2)(3)(5) …………………………………	8,702,000	6.9%
Sean Battle(4) ………………………………………………	—	*
Pamela Braden(4) ………………………………………………	—	*
Dr. Louis R. Brothers(4) ………………………………………………	—	*
Peter Cannito(4) ……………………………………………	—	*
Dr. Raluca Dinu(2)(5)(6)(7)……………………………………………….	8,730,333	7.0%
Jeffry R. Dyer(4) ………………………………………………	—	*
Brian Frutchey(4) ………………………………………………	—	*
Paul Fulchino(4) ……………………………………………	—	*
Samuel J. Gordy(4) . ……………………………………………	—	*
Jeffrey Hart(4) ………………………………………………	—	*
Dorothy D. Hayes(2).……………………………………………….	12,000	*
Raanan I. Horowitz(2) ………………………………………………	—	*
Dr. Avi S. Katz(2)(3)(6)(7) ……………………………………………	8,730,333	7.0%
Joshua Kinley(4) ……………………………………………	—	*
Kirk Konert(4) ……………………………………………	—	*
All directors and officers as a group (15 individuals)	8,742,333	7.0%

*	Less than one percent.

(1)	BBAI Ultimate Holdings, LLC and AE BBAI Aggregator, LP are controlled by AE Industrial Partners Fund II, LP, AE Industrial Partners Fund II-A, LP and AE Industrial Partners Fund II-B, LP (collectively, the “AE Partners Funds”). The general partner of the BBAI Ultimate Holdings, LLC is AE Industrial Partners Fund II GP, LP, which in turn is managed by its general partner AeroEquity GP, LLC. AE BBRED GP, LLC is the general partner of AE BBAI Aggregator, LP which the AE Partners Funds hold all interests in. AeroEquity GP, LLC is controlled by its managing members, Michael Greene and David Rowe. Messrs. Greene and Rowe make all voting and investment decisions with respect to the securities held by AE Industrial Partners. Each of the entities and individuals named above disclaims beneficial ownership of the BigBear securities held of record by BBAI Ultimate Holdings, LLC, except to the extent of its pecuniary interest therein. The business address of each of the foregoing entities and persons is 2500 N. Military Trail, Suite 470, Boca Raton, Florida 33431.

(2)	The business address for this person is 1731 Embarcadero Road, Suite 200, Palo Alto, California.

(3)	Includes 8,702,000 shares held by GigAcquisitions4, LLC. The shares held by GigAcquisitions4, LLC are beneficially owned by Dr. Avi Katz, who is the manager of GigAcquisitions4, LLC and who has sole voting and dispositive power over the shares held by GigAcquisitions4, LLC.

(4)	The business address for this person is 6811 Benjamin Franklin Drive, Suite 200, Columbia, Maryland 21046.

(5)	Includes 8,702,000 shares held by GigAcquisitions4, LLC. Dr. Dinu is a member of GigFounders, LLC, which has a financial and voting interest in GigAcquisitions4, LLC as a member of GigAcquisitions4, LLC and that entitles this partnership to participate in any economic return of GigAcquisitions4, LLC in accordance with terms negotiated with the other holders of financial and voting interests in GigAcquisitions4, LLC. Accordingly, the shares of Common Stock held by GigAcquisitions4, LLC, subject to the interests of such other holders, are indirectly and beneficially owned by Dr. Dinu by virtue of her financial interest in GigFounders, LLC.

(6)	Includes shares of Common Stock underlying warrants that are exercisable within 60 days.

(7)	Includes 21,250 shares of Common Stock and 7,083 warrants for the purchase of shares of Common Stock (and the 7,083 shares of Common Stock into which these warrants are exercisable) that were distributed by GigAcquisitions4, LLC to this individual. Such shares and warrants were acquired by GigAcquisitions4, LLC in connection with the closing of our predecessor’s initial public offering in a private placement of units containing one share of Common Stock and one-third of a warrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Consulting Agreement

PCI and NuWave were parties to that certain Amended and Restated Consulting Agreement, dated December 21, 2020, with AE Industrial Operating Partners, LLC and AE Industrial Partners, LP (collectively, the “AE Consultants”) (the “Amended and Restated Consulting Agreement”), pursuant to which the AE Consultants provided consulting and advisory services to the subsidiaries of BigBear in exchange for certain fees in respect of each fiscal year and in respect of certain extraordinary corporate events, such as refinancings, restructurings, equity or debt offerings, dividends, distributions, acquisitions and divestitures. The AE Consultants are affiliates of AE. The Amended and Restated Consulting Agreement was terminated in connection with closing of the Business Combination.

Commercial Arrangements with Affiliates

BigBear is party to (A)(i) a Memorandum of Understanding, dated April 22, 2021, and (ii) a Confidential Disclosure Agreement, dated March 17, 2021, in each case with Redwire Space, Inc. (“Redwire”), and (B) a Memorandum of Understanding, dated April 22, 2021, with UAV Factory (“UAV”) whereby BigBear will develop AI/ML capabilities for UAV Factory’s unmanned systems and components use in autonomous operations within the commercial and defense markets (together, the “Affiliate MOUs”). Each of Redwire and UAV are affiliates of AE. The terms of each such agreement reflect the results of an arm’s length negotiation between unaffiliated third parties.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related party transactions. In the course of its review and approval of related party transactions, our Audit Committee considered the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires the Company’s Audit Committee to take the following considerations into account, among other factors it deems appropriate:
•whether the transaction was undertaken in the ordinary course of business of the Company;
•whether the Related Party transaction was initiated by the Company or the related party;
•the availability of other sources of comparable products or services;
•whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;
•the purpose of, and the potential benefits to the Company of, the related party transaction;
•the approximate dollar value of the amount involved in the related party transaction, particularly as it relates to the related party;
•the related party’s interest in the related party transaction; and

•any other information regarding the related party transaction or the related party that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith.

In addition, under our code of conduct and ethics, which have been adopted, our employees, directors and director nominees have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest.

Under our Related Party Transactions Policy, any related party transaction with AE Industrial Operating Partners, LLC, AE Industrial Partners, LP, Redwire Space, Inc., UAV Factory and/or any of their respective subsidiaries that is contemplated by the Amended and Restated Consulting Agreement, Teaming Agreement, Affiliate MOUs or otherwise contemplated by the disclosure in the Company’s proxy statement on Schedule 14A relating to the business combination are pre-approved by our Audit Committee.

All of the transactions described above were entered into prior to the adoption of the Company’s written related party transactions policy, but all were approved by the applicable board of directors considering similar factors to those described above.

DIRECTOR INDEPENDENCE

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure” and “Item 10. Directors, Executive Officers and Corporate Governance—Board Committees.”

Item 14. Principal Accounting Fees and Services

Fees for Services Rendered by Independent Registered Public Accounting Firm

The following table presents fees for professional services rendered by our independent registered public accounting firms for the fiscal years ended December 31, 2021 and 2020.

	Grant Thornton LLP		BPM LLP
	2021	2020	2021	2020
Audit Fees (1)	$1,633,050	$—	$188,005	$52,544
Audit-Related Fees (2)	367,500	—	—	—
Tax Fees	—	—	6,956	—
All Other Fees (3)	—	—	—	—
Total	$2,000,550	$—	$194,961	$52,544

(1)	Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements for the year ended December 31, 2021, audits of the Company’s annual financial statements for the periods ended December 31, 2020, 2019, 2018 prepared in connection with the Business Combinations, as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including registration statements and related consents.

(2)	Audit-Related Fees: Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards and the review of Regulation S-X 3-05 financial statements for certain businesses acquired by the Company.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
Performed by the Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor and to not engage the independent auditor to perform the non-audit services proscribed by law or regulation. The Audit Committee may adopt pre-approval policies and procedures detailed as to particular services and delegate pre-approval authority to a member of the Audit Committee. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All services provided by Grant Thornton LLP for 2021 and BPM LLP for 2020 were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)Financial Statements—All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the 2021 10-K filed on March 31, 2022.

(2)Financial Statement Schedules—None.

(3)Exhibits—The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

EXHIBIT INDEX

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
X
104	Cover Page Interactive Data File (formatted as inline XBRL)					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BigBear.ai Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2022	By:	/s/ Joshua Kinley
	Name	Joshua Kinley
	Title:	Chief Financial Officer