Form 10-Q
period 2022-03-31
BigBear.ai Holdings, Inc.
filed 2022-05-12
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 126,263,451 shares of our common stock, $0.0001 par value per share, outstanding as of May 6, 2022.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$59,978	$68,900
Restricted cash	—	101,021
Accounts receivable, less allowance for doubtful accounts of $43 as of March 31, 2022 and December 31, 2021	26,624	28,605
Contract assets	2,934	628
Prepaid expenses and other current assets	6,601	7,028
Total current assets	96,137	206,182
Non-current assets:
Property and equipment, net	1,335	1,078
Goodwill	91,636	91,636
Intangible assets, net	81,976	83,646
Other non-current assets	741	780
Total assets	$271,825	$383,322

Liabilities and equity
Current liabilities:
Accounts payable	$6,625	$5,475
Short-term debt, including current portion of long-term debt	3,074	4,233
Accrued liabilities	17,042	10,735
Contract liabilities	2,792	4,207
Derivative liabilities	—	44,827
Other current liabilities	623	541
Total current liabilities	30,156	70,018
Non-current liabilities:
Long-term debt, net	190,853	190,364
Deferred tax liabilities	422	248
Other non-current liabilities	343	324
Total liabilities	221,774	260,954
Commitments and contingencies (Note I)
Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 125,613,424 shares issued at March 31, 2022 and 135,566,227 at December 31, 2021	14	14
Additional paid-in capital	257,602	253,744
Treasury stock, at cost 9,952,803 shares at March 31, 2022 and — shares at December 31, 2021	(57,350)	—
Accumulated deficit	(150,215)	(131,390)
Total stockholders’ equity	50,051	122,368
Total liabilities and stockholders’ equity	$271,825	$383,322

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenues	$36,390	$35,570
Cost of revenues	26,523	25,290
Gross margin	9,867	10,280
Operating expenses:
Selling, general and administrative	22,020	10,114
Research and development	2,874	928
Transaction expenses	1,399	—
Operating loss	(16,426)	(762)
Net decrease in fair value of derivatives	(1,263)	—
Interest expense	3,555	1,860
Other expense (income)	30	(1)
Loss before taxes	(18,748)	(2,621)
Income tax expense (benefit)	77	(184)
Net loss	$(18,825)	$(2,437)

Basic net loss per share	$(0.14)	$(0.02)
Diluted net loss per share	$(0.14)	$(0.02)

Weighted-average shares outstanding:
Basic	131,882,556	105,000,000
Diluted	131,882,556	105,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; in thousands, except share data)

	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2020 *	105,000,000	$11	$108,224	$—	$(7,838)	$100,397
Net loss	—	—	—	—	(2,437)	(2,437)
Equity-based compensation expense	—	—	25	—	—	25
As of March 31, 2021	105,000,000	$11	$108,249	$—	$(10,275)	$97,985

	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2021	135,556,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(18,825)	(18,825)
Equity-based compensation expense	—	—	3,858	—	—	3,858
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
As of March 31, 2022	125,603,424	$14	$257,602	$(57,350)	$(150,215)	$50,051

*The units of the Company prior to the Merger (as defined in Note A—Description of the Business) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,825)	$(2,437)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,772	1,921
Amortization of debt issuance costs	523	143
Equity-based compensation expense	3,858	25
Deferred income tax expense (benefit)	174	(202)
Net decrease in fair value of derivatives	(1,263)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,981	(1,442)
(Increase) decrease in contract assets	(2,306)	897
Decrease (increase) in prepaid expenses and other assets	432	(653)
Increase in accounts payable	1,150	174
Increase in accrued liabilities	6,307	2,316
(Decrease) increase in contract liabilities	(1,415)	130
Increase in other liabilities	83	21
Net cash (used in) provided by operating activities	(7,529)	893
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(224)
Purchases of property and equipment	(359)	(170)
Net cash used in investing activities	(359)	(394)
Cash flows from financing activities:
Repurchase of shares as a result of forward share purchase agreements	(100,896)	—
Repayment of short-term borrowings	(1,159)	—
Repayment of term loan	—	(275)
Net cash used in financing activities	(102,055)	(275)
Net (decrease) increase in cash and cash equivalents and restricted cash	(109,943)	224
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$59,978	$9,928

Reconciliation of cash and cash equivalents and restricted cash:	March 31, 2022	December 31, 2021
Cash and cash equivalents	$59,978	$68,900
Restricted cash	—	101,021
Cash and cash equivalents and restricted cash at end of the period	$59,978	$169,921

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc. (“BigBear.ai” or the “Company”) is a leader in the use of Artificial Intelligence (“AI”) and Machine Learning (“ML”) for decision support. Our products and services are widely used by government agencies in the United States to support many of the nation’s most critical defense and intelligence capabilities. We also support several commercial customers by integrating our solutions to turn data into actionable information for operational decision making. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries. We operate in two reportable segments: Cyber & Engineering and Analytics.

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated pursuant to the business combination agreement (the “Agreement”) dated June 4, 2021, as amended in July 2021 and December 2021, by and between GigCapital4 Merger Sub Corporation (the “Merger Sub”), a wholly owned subsidiary of GigCapital4, BigBear.ai Holdings, and Parent. Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors. Included within the FPAs is a provision that each of the participants would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they will have the right to sell the shares to the Company for $10.15 per share. Upon the closing of the Merger, GigCapital4 was renamed to BigBear.ai, Holdings Inc., the SEC registrant. As a result of the Merger, the Company received aggregate gross proceeds of $101,958 from GigCapital4’s trust account and PIPE Proceeds, and issued $200,000 of unsecured convertible notes that are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50 (refer to Note F—Debt for detail). Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and Merger transaction costs and other costs paid through the funds flow of $9,802, consisting of marketing, legal and other professional fees.

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

Immediately prior to the closing of the Merger, but following the consummation of GigCapital4’s domestication to a Delaware corporation, the authorized capital stock of GigCapital4 consisted of 501,000,000 shares, including (i) 500,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. 135,566,227 shares of common stock and no shares of the preferred stock were outstanding as of December 31, 2021. At the effective time of the Merger, 100 units of BigBear.ai Holdings were cancelled and automatically deemed for all purposes to represent the Parent’s right to receive, in the aggregate, $75 million in cash and shares in GigCapital4, and Parent exchanged its 100 units of BigBear.ai Holdings for 105,000,000 shares of BigBear.ai’s common stock. In addition, 8,000,000 shares of PIPE financing were issued and 1,495,320 shares were issued to certain advisors. AE Industrial Partners, LP (“AE”) became the majority stockholder of the Company, via its ownership of PCISM Ultimate Holdings, LLC (subsequently renamed to BBAI Ultimate Holdings, LLC, “Parent”), following the close of the Merger (83.5%).

Note B—Summary of Significant Accounting Policies

Basis of Presentation

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. Amounts presented within the consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit, and per share amounts.

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition, and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for revenue and cost recognition; evaluation of goodwill; intangible assets; and other assets for impairment; income taxes; equity-based compensation; fair value measurements; and contingencies. We eliminate intercompany balances and transactions in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recently Adopted Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (“ASC 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the issuance of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive accounting model on revenue recognition for contracts with customers, stakeholders indicated that there are differing views on whether the concept of a performance obligation introduced by ASC 606 should be used to determine whether a contract liability is recognized in a business combination from revenue contracts. Before the adoption date of ASC 606, a liability for deferred revenue was generally recognized in an acquirer’s financial statements if it represented a legal obligation. The amendments in ASU 2021-08 address how to determine whether a contract liability is recognized by the acquirer in a business combination. Additionally, stakeholders raised questions about how to apply ASC 805 to contracts with a customer acquired in a business. Under current practice, the timing of payment for a revenue contract may subsequently affect the amount of post-acquisition revenue recognized by the acquirer. For example, if two revenue contracts with identical performance obligations are acquired but one contract is paid upfront before the acquisition and the other contract is paid over the contract term after the acquisition, the amount of revenue recognized by the acquirer after the business combination likely would differ between the two acquired contracts. The amendments in ASU 2021-08 resolve this inconsistency by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance will be effective for the years beginning after December 15, 2022. The Company prospectively adopted ASU 2021-08 as of January 1, 2022.

Note C—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, contract assets, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued expenses, contract liabilities, and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Private warrants and written put options are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See the Note L—Warrants for information on the Level 3 inputs used to value the private warrants and the Note J—Written Put Option for information on the Level 3 inputs used to value the written put options.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the financial liabilities measured at fair value on a recurring basis:

		March 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$337	$337
Written put options	Derivative liabilities	—	—	—	—

		December 31, 2021
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$319	$319
Written put options	Derivative liabilities	—	—	44,827	44,827

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	Private warrants	Written put options
December 31, 2021	$319	$44,827
Changes in fair value	18	(1,281)
Settlements	—	(43,546)
March 31, 2022	$337	$—

Note D—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	March 31, 2022	December 31, 2021
Prepaid insurance	$3,347	$4,265
Prepaid expenses	2,386	2,217
Pre-contract costs [1]	868	546
Total prepaid expenses and other current assets	$6,601	$7,028

1     Costs incurred to fulfill a contract in advance of the contract being awarded are included in prepaid expenses and other current assets if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs).

Pre-contract costs that are initially capitalized in prepaid assets and other current assets are generally recognized as cost of revenues consistent with the transfer of products or services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of March 31, 2022 and December 31, 2021, $868 and $546 of pre-contract costs were included in prepaid expenses and other current assets, respectively.

Note E—Accrued Liabilities
The table below presents details on accrued liabilities:

	March 31, 2022	December 31, 2021
Payroll accruals	$10,767	$9,011
Accrued interest	3,833	842
Other accrued expenses	2,442	882
Total accrued liabilities	$17,042	$10,735

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note F—Debt

The table below presents the Company’s debt balances:

	March 31, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	3,074	4,233
Total debt	203,074	204,233
Less: unamortized issuance costs	9,147	9,636
Total debt, net	193,927	194,597
Less: current portion	3,074	4,233
Long-term debt, net	$190,853	$190,364

Bank of America Senior Revolver

On December 7, 2021 (the “Closing Date”), the Company entered into a new senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), providing the Company with a $50.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

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

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. As of March 31, 2022, the Company remained compliant with the covenant requirements.

As of March 31, 2022, the Company had not drawn on the Line of Credit. Unamortized debt issuance costs of $511 were recorded on the balance sheet and are presented in other non-current assets.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, a Conversion Rate Reset 180 days after November 30, 2021 should certain daily volume-weighted average price thresholds be met. The Convertible Note financing matures on December 15, 2026.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The Company may, at its election, force conversion of the Convertible Notes after December 15, 2022 and prior to October 7, 2026 if the trading price of the Company’s common stock exceeds 130% of the conversion price for 20 out of the preceding 30 trading days and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3.0 million for the first two years after the initial issuance of the Convertible Notes and $2.0 million thereafter. Upon such conversion, the Company will be obligated to pay all regularly scheduled interest payments, if any, due on the converted Convertible Notes on each interest payment date occurring after the conversion date for such conversion to, but excluding, the maturity date (such interest payments, an “Interest Make-Whole Payments”). In the event that a holder of the Convertible Notes elects to convert the Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025. The Interest Make-Whole Payments will be payable in cash or shares of the common stock at the Company’s election, as set forth in the Indenture.

Following certain corporate events that occur prior to the maturity date or if the Company exercises its mandatory conversion right in connection with such corporate events, the conversion rate will be increased in certain circumstances for a holder who elects, or has been forced, to convert its Convertible Notes in connection with such corporate events.

If a Fundamental Change (as defined in the Convertible Note indenture) occurs prior to the maturity date, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in principal amounts of $1,000 or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2022, the Company was in compliance with all covenants.

As of March 31, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $9.1 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Note G—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and renewal options that could extend certain leases to up to five additional years.

Note H—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended March 31,
	2022	2021
Effective tax rate	(0.4)%	7.0%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three months ended March 31, 2022 and as a limited liability company which elected to be taxed as a corporation for federal, state, and local income tax purposes for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local corporate income taxes as well as the valuation allowance that was established during 2021. The effective tax rate for the three months ended March 31, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to non-deductible transaction expenses, offset by state and local corporate income taxes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note I—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows

Note J—Written Put Option

Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of FPAs with Highbridge Tactical Credit Master Fund. L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Investors”), Tenor Opportunity Master Fund Ltd. (“Tenor”), and Glazer Capital, LLC and Meteora Capital, LLC (the “Glazer Investors”, together with the Highbridge Investors and Tenor, the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they will have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors could sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

The following table indicates the aggregate number of shares of common stock subject to the FPAs by each Investor:

December 6, 2021
Highbridge Investors	2,453,195
Tenor	2,499,608
Glazer Investors	5,000,000
Total shares	9,952,803

During the three months ended March 31, 2022, the Company settled the derivative liability associated with the Written Put Option by repurchasing all 9,952,803 shares of its common stock at the Investors’ request. Certain of the Investors requested for their shares to be repurchased prior to the end of the three-month period at a reduced price per share. As a result, 5,000,000 shares were repurchased at $10.125 per share. Of the $101,021 previously presented as restricted cash on the Company’s consolidated balance sheets on December 31, 2021, $100,896 was released from the escrow account to settle the obligation to Investors and the remaining $125 was reclassified to cash and cash equivalents.

The table below presents the value of the Written Put Option under the Black-Scholes OPM using the following assumptions as of the following date:

December 31, 2021
Value of the written put options	$4.50
Exercise price	$10.15
Common stock price	$5.66
Expected option term (in years)	0.18
Expected volatility	66.00%
Risk-free rate of return	0.06%
Expected annual dividend yield	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2021, the Written Put Option had a fair value of $44,827 and was presented on the consolidated balance sheets as a derivative liability. During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 is presented in net decrease in fair value of derivatives on the consolidated statements of operations for the three months ended March 31, 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity.

Note K—Stockholders’ Equity

Common stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	March 31, 2022	December 31, 2021
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	125,613,424	135,566,227

Treasury Stock

During the three months ended March 31, 2022, the Company repurchased 9,952,803 shares at a cost of $57,350 to settle the Company’s obligations under the FPAs. These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ equity.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Preferred stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	March 31, 2022	December 31, 2021
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note L—Warrants

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

The Company may call the public warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; (4) if there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus available throughout the 30-day notice period; and (5) only if the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

As of March 31, 2022 and December 31, 2021, there were 11,959,939 public warrants issued and outstanding.

Private Warrants

The terms and provisions of the public warrants above also apply to the private warrants. If the private warrants are held by holders other than GigAcquisitions4, LLC (“Sponsor”), Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (together, the “Underwriters”), or any respective permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the public warrants. The Sponsor, the Underwriters, and any respective permitted transferees have the option to exercise the private warrants on a cashless basis.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2022	December 31, 2021
Fair value of each private warrant	$0.92	$0.87
Exercise price	$11.50	$11.50
Common stock price	$8.24	$5.66
Expected option term (in years)	4.68	4.94
Expected volatility	22.20%	39.50%
Risk-free rate of return	2.41%	1.25%
Expected annual dividend yield	—%	—%

As of March 31, 2022, the private warrants have a fair value of $337 and are presented on the consolidated balance sheets within other non-current liabilities. The loss recognized as a result of the change in fair value of $18 is presented in net decrease in fair value of derivatives on the consolidated statements of operations for the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, there were 366,533 private warrants issued and outstanding.

Note M—Equity-Based Compensation

Class A Units granted to Board of Directors

Certain members of the Board of Directors of the Company have elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted or to be granted by the Parent are determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. The total value of the Class A units granted to such Board of Directors for the three months ended March 31, 2022 and three months ended March 31, 2021 was $— and $25, respectively, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Class B Unit Incentive Plan

In February 2021, the Company’s Parent adopted a compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to directors, managers, officers, employees, consultants, advisors, and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based, and market-based conditions. The grant date fair value for the Incentive Units was $5.19 per unit.

The assumptions used in determining the fair value of the Incentive Units at the grant date are as follows:

February 16, 2021
Volatility	57.0%
Risk-free interest rate	0.1%
Expected time to exit (in years)	1.6

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

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

The modification date fair value of the Incentive Units was $9.06 per unit. The assumptions used in determining the fair value of the Incentive Units at the modification date are as follows:

July 29, 2021
Volatility	46.0%
Risk-free interest rate	0.2%
Expected time to exit (in years)	1.2

The volatility used in the determination of the fair value of the Incentive Units was based on analysis of the historical volatility of guideline public companies and factors specific to the Company.

On December 7, 2021, the previously announced merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date, which resulted in approximately 17.0% of the compensation expense for Tranche II being recognized during the year ended December 31, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. During the three months ended March 31, 2022, the Company’s Parent modified the vesting conditions for one former employee. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employee will continue to vest through the vesting date. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employee based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $219 during the three months ended March 31, 2022. The total compensation expense recognized by the Company for Tranche II Incentive Units, including the effects of the modification, was $2,706 during the three months ended March 31, 2022, of which $2,353 was recognized in selling, general and administrative expense and $353 in cost of revenues.

The table below presents the activity in Tranche II of the Class B Units:

Unvested and outstanding as of December 31, 2021	3,760,000
Vested	(100,000)
Forfeited	(50,000)
Unvested and outstanding as of March 31, 2022	3,610,000
As of March 31, 2022, there was approximately $19,957 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over a weighted average period of 1.83 years.

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

During the three months ended March 31, 2022, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at an exercise price of $7.00. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of the Stock Options as estimated on the grant date using the Black-Scholes OPM using the following assumptions:

Stock Options grant date	March 30, 2022
Number of Stock Options granted	424,017
Fair value of the Stock Options on the grant date	$4.67
Expected option term (in years)	6.26
Expected volatility	54.0%
Risk-free rate of return	2.4%
Expected annual dividend yield	—%

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Unvested and outstanding as of December 31, 2021	482,000	$9.99	10.0	$—
Granted	424,017	7.00		—
Vested	—	—		—
Forfeited	(12,031)	9.99		—
Unvested and outstanding as of March 31, 2022	893,986	$8.57	9.7	$526

Stock Options vested and exercisable as of March 31, 2022	—	$—	0.0	$—

The intrinsic value of the Stock Options as of March 31, 2022 was $526. The Company recognizes equity-based compensation expense for the Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of March 31, 2022, there was approximately $4,236 of unrecognized compensation costs related to the Options, which is expected to be recognized over a weighted average period of 3.84 years.

Restricted Stock Units

During the three months ended March 31, 2022, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 2,836,023 RSUs to employees during the three months ended March 31, 2022. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 100% on the one year anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2021	403,300	$10.03
Granted	2,836,023	5.32
Vested	(3,591)	5.20
Forfeited	(87,458)	5.47
Unvested and outstanding as of March 31, 2022	3,148,274	$5.92

As of March 31, 2022, there was approximately $17,608 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over a weighted average period of 3.67 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Performance Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to an employee. The grant date of this award is December 7, 2021. The percentage of vesting is based on achieving certain performance criteria during each of the four fiscal years ended December 31, 2022 through December 31, 2025, provided that the employee remains in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved. There is a maximum of 37,500 PSUs available to vest during each of the four performance periods. The Company did not grant any PSUs during the three months ended March 31, 2022.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2021	150,000	$10.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of March 31, 2022	150,000	$10.03
The Company recognized $103 of equity-based compensation expense for the PSUs during the three months ended March 31, 2022. As of March 31, 2022, there was approximately $248 of unrecognized compensation costs related to the PSUs, which is expected to be recognized over a weighted average period of 0.71 years.

Stock-based Compensation Expense

The table below present the total stock compensation expense recognized for Class A and B Units, Stock Options, RSUs and PSUs in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended March 31,
	2022	2021
Stock compensation expense in selling, general and administrative	$3,071	$25
Stock compensation expense in cost of revenues	700	—
Stock compensation expense in research and development	87	—
Total stock compensation expense	$3,858	$25
Note N—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2022	2021
Numerator:
Net loss	$(18,825)	$(2,437)
Denominator:
Weighted average Shares outstanding—basic and diluted	131,882,556	105,000,000
Basic and diluted net loss per Share	$(0.14)	$(0.02)

As of March 31, 2022, there were outstanding Stock Options to purchase 893,986 shares of common stock at a weighted-average exercise price of $8.57, outstanding private warrants and public warrants to convert to 366,533 shares and 11,959,939 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 17,931,304 shares of common stock at an initial conversion price of $11.50, and outstanding restricted stock units and performance stock units representing the right to receive 3,148,274 shares and 150,000 shares of common stock, respectively. Because of the net loss incurred during the three months ended March 31, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

have been excluded from loss per share calculations. There were no potentially dilutive instruments for the three months ended March 31, 2021.

On April 7, 2022, the Company issued 649,976 shares of common stock as part of the transaction to acquire ProModel Corporation. Refer to Note R—Subsequent Events for more information on this acquisition.

Note O—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended March 31,
	2022	2021
Time and materials	$23,998	$28,843
Firm fixed price	8,097	6,727
Cost-plus	4,295	—
Total revenues	$36,390	$35,570

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended March 31, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$7,264	$—	$7,264	20%
Customer B	4,497	—	4,497	12%
Customer C (1)	—	5,351	5,351	15%
All others	5,572	13,706	19,278	53%
Total revenues	$17,333	$19,057	$36,390	100%

	Three Months Ended March 31, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$8,342	$—	$8,342	23%
Customer B	3,755	—	3,755	11%
Customer C (1)	—	—	—	—%
All others	6,462	17,011	23,473	66%
Total revenues	$18,559	$17,011	$35,570	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	March 31, 2022	December 31, 2021
Contract assets	$2,934	$628
Contract liabilities	$2,792	$4,207

The change in contract assets between December 31, 2021 and March 31, 2022 was primarily driven by services rendered for Analytics customers that are yet to be invoiced. The change in contract liability balances between December 31, 2021 and March 31, 2022 was primarily driven by services performed for an Analytics customer that had a large contract liability balance at December 31, 2021. Revenue recognized in the three months ended March 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $4,207.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended March 31,
	2022	2021
Net EAC Adjustments, before income taxes	$20	$224
Net EAC Adjustments, net of income taxes	$16	$177
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $136 million. The Company expects to recognize approximately 97% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note P—Reportable Segment Information

The Company has determined that it operates in two operating and reportable segments, Cyber & Engineering and Analytics, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented for both segments on a disaggregated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Adjusted gross margin is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segments. Research and development costs incurred that generate marketable intellectual property (“IP”) and equity-based compensation are added back to the gross margin to derive the adjusted gross margin. Certain customer contracts that generate lower gross margin (revenue less direct costs including fringe and overheard costs) than the thresholds set by management are accepted as the work performed for these customer contracts also simultaneously generates reusable code and other IP that is used in the execution of future customer contracts that may potentially generate higher gross margin, or enhances the marketability of the products due to additional functionality or features.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended March 31, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$17,333	$19,057	$36,390
Segment adjusted gross margin	3,745	8,927	12,672
Segment adjusted gross margin %	22%	47%	35%

Research and development costs excluded from segment adjusted gross margin			(2,105)
Equity-based compensation excluded from segment adjusted gross margin			(700)
Operating expenses:
Selling, general and administrative			22,020
Research and development			2,874
Transaction expenses			1,399
Operating loss			(16,426)
Net decrease in fair value of derivatives			(1,263)
Interest expense			3,555
Other expense			30
Loss before taxes			$(18,748)

	Three Months Ended March 31, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$18,559	$17,011	$35,570
Segment adjusted gross margin	4,209	8,299	12,508
Segment adjusted gross margin %	23%	49%	35%

Research and development costs excluded from segment adjusted gross margin			(2,228)
Operating expenses:
Selling, general and administrative			10,114
Research and development			928
Operating loss			(762)
Interest expense			1,860
Other income			(1)
Loss before taxes			$(2,621)

The following table presents the assets by segment as of the following periods:

	March 31, 2022				December 31, 2021
	Cyber & Engineering	Analytics	Corporate	Total	Cyber & Engineering	Analytics	Corporate	Total
Total assets	$74,533	$153,231	$44,061	$271,825	$74,808	$154,085	$154,429	$383,322

Note Q—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $— and $225 during the three months ended March 31, 2022 and March 31, 2021, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

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

On July 1, 2021, the Company entered into a memorandum of understanding with Edge Autonomy Holdings, LLC (“Edge” and formerly known as UAV Factory), an affiliate of AE, whereby BigBear.ai will develop AI/ML capabilities for Edge’s unmanned systems and components use in autonomous operations within the commercial and defense markets.

During the three months ended March 31, 2022, the Company paid or accrued $586 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $322, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations. During the three months ended March 31, 2021, the Company paid or accrued $50 as compensation expense for the Board of Directors, including aggregate fair value of $25 of Parent’s Class A Units.

Note R—Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheets through the date the consolidated financial statements were issued on May 12, 2022.

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired ProModel Corporation, a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for $16.1 million, subject to certain adjustments. The acquisition was funded through a combination of cash on hand and newly issued shares of common stock of the Company. The Company plans to align ProModel Corporation under its Analytics business segment. For risks related to the transaction, see Item 1A — Risk Factors —Risks Related to Our Business and Industry — We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments — included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai” or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai ” “we,” “us” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Quarterly Report on Form 10-Q. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, along with the primary factors that accounted for those changes.

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

•Results of Operations: This section provides a discussion of our results of operations for the three months ended March 31, 2022 and March 31, 2021.

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note B—Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

Business Overview

Our mission is to guide our customers to realize their best possible future by delivering transformative technologies and expert, actionable advice. Through this mission, we seek to empower people to make the right decisions, at the right time, every time.

We are a leader in the use of Artificial Intelligence (AI) and Machine Learning (ML) for decision support. We provide our customers with a competitive advantage in a world driven by data that is growing exponentially in terms of volume, variety, and velocity. We believe data – when leveraged effectively – can be a strategic asset for any organization. Through our mission-critical analytics solutions and operational expertise, we help our customers make sense of the world in which they operate, understand how known and previously unforeseen forces impact their operations, and determine which decision and course of action will best achieve their objectives.

Our products and services are widely used by government agencies in the United States to support many of the nation’s most critical defense and intelligence capabilities. These customers operate in environments of unrivaled scale and complexity, where the cost of a poor decision can be very steep, and the cost of failure devastating. They demand the most sophisticated and capable

AI, ML, and predictive analytics solutions available, from a provider who understands their complex operations and can rapidly deploy technology at scale with uncompromising reliability.

Recent Developments

Acquisition Activity

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for $16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The recent acquisition of ProModel Corporation was funded through a combination of cash on hand and newly issued shares of common stock of the Company. The Company plans to align ProModel Corporation under its Analytics business segment. For risks related to the transaction, see Item 1A — Risk Factors —Risks Related to Our Business and Industry — We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments — included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Operational Posture and Current Impact

The COVID-19 pandemic continued to cause business impacts in the first quarter of 2022 primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022. During the first quarter of 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees by encouraging them to get vaccinated, including booster shots.

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute on our customer contracts in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants (e.g. Ba.2), the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our solutions are also difficult to predict but could negatively affect our future results and performance.

For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Transaction Expenses

Transaction expenses consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities.

Net Decrease in Fair Value of Derivatives

Net decrease in fair value of derivatives consists of fair value remeasurements of private warrants and written put options.

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

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2022	2021
Revenues	$36,390	$35,570
Cost of revenues	26,523	25,290
Gross margin	9,867	10,280
Operating expenses:
Selling, general and administrative	22,020	10,114
Research and development	2,874	928
Transaction expenses	1,399	—
Operating loss	(16,426)	(762)
Net decrease in fair value of derivatives	(1,263)	—
Interest expense	3,555	1,860
Other expense (income)	30	(1)
Loss before taxes	(18,748)	(2,621)
Income tax expense (benefit)	77	(184)
Net loss	$(18,825)	$(2,437)

Revenues

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Revenues
Cyber & Engineering	$17,333	$18,559	$(1,226)	(6.6)%
Analytics	19,057	17,011	2,046	12.0%
Total Revenues	$36,390	$35,570	$820	2.3%

Cyber & Engineering revenues decreased by $1,226 during the three months ended March 31, 2022 as compared to three months ended March 31, 2021 as a result of lower volume on certain customer contracts.

Analytics revenues increased by $2,046 during the three months ended March 31, 2022 as compared to three months ended March 31, 2021, primarily driven by a new contract award to build a prototype solution that was awarded in the second half of 2021.

Cost of Revenues

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Cost of revenues
Cyber & Engineering	$14,048	$14,911	$(863)	(5.8)%
Analytics	12,475	10,379	2,096	20.2%
Total cost of revenues	$26,523	$25,290	$1,233	4.9%

Cost of revenues as a percentage of revenues
Cyber & Engineering	81%	80%
Analytics	65%	61%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues increased to 81% for three months ended March 31, 2022 as compared to 80% for the three months ended March 31, 2021 due to increased use of subcontractors during the three months ended March 31, 2022 as compared to the same period in 2021.

Analytics cost of revenues as a percentage of Analytics revenues increased to 65% for the three months ended March 31, 2022 as compared to 61% for the three months ended March 31, 2021 due to lower margins on certain prototype contracts as compared to the same period in 2021.

SG&A

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
SG&A	$22,020	$10,114	$11,906	117.7%
SG&A as a percentage of revenues	61%	28%

SG&A expenses as a percentage of total revenues for three months ended March 31, 2022 increased to 61% as compared to 28% for the three months ended March 31, 2021, which was primarily driven by $3,427 investment in commercial start-up costs, $3,071 of equity-based compensation cost, $1,346 in professional fees and $1,221 related to D&O insurance. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company.

Additionally, the increase for the three months ended March 31, 2022 includes $703 related to capital market advisory fees related to advisors who assisted with the Business Combination and various integration projects and $2,375 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Research and development	$2,874	$928	$1,946	209.7%

Research and development expenses increased by $1,946 during the three months ended March 31, 2022 as compared to three months ended March 31, 2021. The increase in research and development expenses was driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Transaction Expenses

	Three Months Ended March 31,
	2022	2021
Transaction expenses	$1,399	$—

Transaction expenses for the three months ended March 31, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Net Decrease in Fair Value of Derivatives

The net decrease in fair value of derivatives of $1,263 for the three months ended March 31, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option balance was $— as of March 31, 2021.

Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Interest expense	$3,555	$1,860	$1,695	91.1%

Interest expense increased by $1,695 during the three months ended March 31, 2022 as compared to three months ended March 31, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. See the Liquidity and Capital Resources section below for more information.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$77	$(184)	$261	141.8%
Effective tax rate	(0.4)%	7.0%
The increase in the effective tax rate for the three months ended March 31, 2022 from the three months ended March 31, 2021 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances. The effective tax rate for the three months ended March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, and the change in valuation allowance.

As of March 31, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note H—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax expense (benefit), depreciation and amortization, equity-based compensation, net decrease in fair value of derivatives, capital market advisory fees, non-recurring integration costs, commercial start-up costs, and transaction expenses. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021
Net loss	$(18,825)	$(2,437)
Interest expense	3,555	1,860
Income tax expense (benefit)	77	(184)
Depreciation and amortization	1,772	1,921
EBITDA	(13,421)	1,160
Adjustments:
Equity-based compensation [1]	3,858	25
Net decrease in fair value of derivatives [2]	(1,263)	—
Capital market advisory fees [3]	703	1,540
Non-recurring integration costs [4]	2,375	—
Commercial start-up costs [5]	3,427	—
Transaction expenses [6]	1,399	—
Adjusted EBITDA	$(2,922)	$2,725

[1]	Equity-based compensation includes approximately $2.7 million related to legacy equity compensation plans.
[2]	The decrease in fair value of derivatives primarily relates to the changes in the fair value of certain Forward Share Purchase Agreements (FPAs) that were entered into prior to the closing of the Business Combination and were fully settled during the first quarter of 2022.
[3]	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
[4]	Non-recurring internal integration costs related to the Business Combination.
[5]	Commercial start-up costs includes certain non-recurring expenses associated with tailoring the Company’s software products for commercial customers and use cases.
[6]	Transaction expenses related to the acquisition of ProModel Corporation, which closed on April 7, 2022.

Free Cash Flow

Free cash flow is defined as net cash provided by (used in) operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash provided by (used in) operating activities, computed in accordance with GAAP:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(7,529)	$893
Capital expenditures, net	(359)	(170)
Free cash flow	$(7,888)	$723

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

The following table summarizes certain backlog information (in thousands):

	March 31, 2022	December 31, 2021
Funded	$65,303	$91,187
Unfunded	70,214	68,203
Priced, unexercised options	150,572	143,969
Unpriced, unexercised options	125,689	119,747
Anticipated follow-on Awards	46,882	42,582
Total backlog	$458,660	$465,688

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts.

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

We believe that our cash from operating activities generated from continuing operations during the year, together with the cash on the balance sheet and available borrowings under our existing credit facilities, will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations,working capital, operating lease obligations, capital expenditures and debt service costs. While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity consists primarily of available cash and cash equivalents and available borrowings from our existing credit facilities. The following table details our available liquidity:

	March 31, 2022	December 31, 2021
Available cash and cash equivalents	$59,978	$68,900
Available borrowings from our existing credit facilities	50,000	15,000
Total available liquidity	$109,978	$83,900

The following table summarizes our existing credit facilities:

	March 31, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	3,074	4,233
Total debt	203,074	204,233
Less: unamortized issuance costs	9,147	9,636
Total debt, net	193,927	194,597
Less: current portion	3,074	4,233
Long-term debt, net	$190,853	$190,364

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

The Bank of America Credit Agreement requires BigBear.ai to meet certain financial and other covenants. As of March 31, 2022, BigBear.ai was in compliance with the covenant requirements.

As of March 31, 2022, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $511 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note F—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, a Conversion Rate Reset 180 days after November 30, 2021 should certain daily volume-weighted average price thresholds be met. The Convertible Notes mature on December 15, 2026.

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2022, the Company was in compliance with all covenants.

As of March 31, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $9.1 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	(7,529)	893
Net cash used in investing activities	(359)	(394)
Net cash used in financing activities	(102,055)	(275)
Net (decrease) increase in cash and cash equivalents and restricted cash	(109,943)	224
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$59,978	$9,928

Operating activities

For the three months ended March 31, 2022, net cash used in operating activities was $7,529. Net loss before deducting depreciation, amortization and other non-cash items was $13,761 and was further impacted by a favorable change in net working capital of $6,232 which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by an increase in accrued liabilities of $6,307 primarily due to increases in accrued interest and accrued transaction expenses, a decrease in accounts receivable of $1,981, and an increase in accounts payable of $1,150. These increases were partially offset by a decrease in contract liabilities of $1,415 and an increase in contract assets of $2,306.

For the three months ended March 31, 2021, net cash used in operating activities was $893. Net loss before deducting depreciation, amortization and other non-cash items was $550 and was further impacted by a favorable change in net working capital of $1,443 during this period. The favorable change in net working capital was largely driven by a decrease in contract assets of $897 and an increase in accrued liabilities of $2,316. These increases were partially offset by an increase in accounts receivable of $1,442 and an increase in prepaid and other current assets of $653.

Investing activities

For the three months ended March 31, 2022, net cash used in investing activities was $359, consisting of the purchase of property and equipment of $359.

For the three months ended March 31, 2021, net cash used in investing activities was $394, consisting of the purchase of property and equipment of $170 and the settlement of escrow amounts related to the acquisition of businesses of $224.

Financing activities

For the three months ended March 31, 2022, net cash used in financing activities was $102,055, consisting of the purchase of Company shares as a result of settlement of the FPAs of $100,896, and the partial repayment of short-term borrowings of $1,159 related to the D&O Financing Loan.

For the three months ended March 31, 2021, net cash used in financing activities was $275, consisting of the partial repayment of the term loan of $275.

Critical Accounting Policies and Estimates

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

There have been no material changes to the critical accounting policies and estimates as discussed in Note B—Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements

See Note B—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock including derivative liabilities and convertible debt. Decreases in the value of our common stock could trigger certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. If the reset provision is triggered, the number of shares to be issued in the event of a future conversion could increase by up to 3,058,600 shares, not including additional shares that could be issued in accordance with other provisions or events as described in the Indenture Agreement. Refer to Note J—Written Put Option and Note F—Debt in the notes to our consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of March 31, 2022, the outstanding principal amount of our debt was $203.1 million, excluding unamortized discounts and issuance costs of $9.1 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2022.

The following table provides information about our repurchases of our common stock during the three months ended March 31, 2022.

			Total Number of	Approximate Dollar
			Share Purchased	Value of Shares
	Total Number	Average	as Part of Publicly	That May Yet be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	Per Share	Or Programs	Plans or Programs
January 1, 2022 to January 31, 2022	—	$—	—	$—
February 1, 2022 to February 28, 2022	5,000,000	10.13	—	—
March 1, 2022 to March 31, 2022	4,952,803	10.15	—	—
Total	9,952,803	$10.14	—	$—

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
31.1
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rules 13a-14(a) and 15d-14(a), under the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BigBear.ai Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022	By:	/s/ Dr. Louis R. Brothers
	Name	Dr. Louis R. Brothers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Joshua Kinley
	Name	Joshua Kinley
	Title:	Chief Financial Officer (Principal Financial Officer)