Form 10-Q
period 2022-06-30
BigBear.ai Holdings, Inc.
filed 2022-08-12
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 126,265,764 shares of our common stock, $0.0001 par value per share, outstanding as of August 5, 2022.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
June 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$29,829	$68,900
Restricted cash	—	101,021
Accounts receivable, less allowance for doubtful accounts of $87 as of June 30, 2022 and $43 as of December 31, 2021	28,546	28,605
Contract assets	1,252	628
Prepaid expenses and other current assets	8,097	7,028
Total current assets	67,724	206,182
Non-current assets:
Property and equipment, net	1,433	1,078
Goodwill	67,164	91,636
Intangible assets, net	89,456	83,646
Other non-current assets	727	780
Total assets	$226,504	$383,322

Liabilities and equity
Current liabilities:
Accounts payable	$6,354	$5,475
Short-term debt, including current portion of long-term debt	1,921	4,233
Accrued liabilities	15,978	10,735
Contract liabilities	3,714	4,207
Derivative liabilities	—	44,827
Other current liabilities	881	541
Total current liabilities	28,848	70,018
Non-current liabilities:
Long-term debt, net	191,341	190,364
Deferred tax liabilities	390	248
Other non-current liabilities	136	324
Total liabilities	220,715	260,954
Commitments and contingencies (Note K)
Stockholders’ equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 126,263,451 shares issued at June 30, 2022 and 135,566,227 at December 31, 2021	14	14
Additional paid-in capital	270,184	253,744
Treasury stock, at cost 9,952,803 shares at June 30, 2022 and — shares at December 31, 2021	(57,350)	—
Accumulated deficit	(207,059)	(131,390)
Total stockholders’ equity	5,789	122,368
Total liabilities and stockholders’ equity	$226,504	$383,322

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$37,613	$36,311	$74,003	$71,881
Cost of revenues	28,023	27,148	54,546	52,438
Gross margin	9,590	9,163	19,457	19,443
Operating expenses:
Selling, general and administrative	26,952	10,405	48,972	20,519
Research and development	2,535	1,867	5,409	2,795
Transaction expenses	186	—	1,585	—
Goodwill impairment	35,252	—	35,252	—
Operating loss	(55,335)	(3,109)	(71,761)	(3,871)
Interest expense	3,554	1,849	7,109	3,709
Net decrease in fair value of derivatives	(199)	—	(1,462)	—
Other (income) expense	(26)	—	4	(1)
Loss before taxes	(58,664)	(4,958)	(77,412)	(7,579)
Income tax benefit	(1,820)	(1,783)	(1,743)	(1,967)
Net loss	$(56,844)	$(3,175)	$(75,669)	$(5,612)

Basic net loss per share	$(0.45)	$(0.03)	$(0.59)	$(0.05)
Diluted net loss per share	$(0.45)	$(0.03)	$(0.59)	$(0.05)

Weighted-average shares outstanding:
Basic	126,223,903	105,000,000	129,037,598	105,000,000
Diluted	126,223,903	105,000,000	129,037,598	105,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; in thousands, except share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of March 31, 2022	125,603,424	$14	$257,602	$(57,350)	$(150,215)	$50,051
Net loss	—	—	—	—	(56,844)	(56,844)
Equity-based compensation expense	—	—	5,080	—	—	5,080
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
As of June 30, 2022	126,253,451	$14	$270,184	$(57,350)	$(207,059)	$5,789

	Three Months Ended June 30, 2021
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of March 31, 2021	105,000,000	$11	$108,249	$—	$(10,275)	$97,985
Net loss	—	—	—	—	(3,175)	(3,175)
Equity-based compensation expense	—	—	31	—	—	31
As of June 30, 2021	105,000,000	$11	$108,280	$—	$(13,450)	$94,841

	Six Months Ended June 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2021	135,556,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(75,669)	(75,669)
Equity-based compensation expense	—	—	8,938	—	—	8,938
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
As of June 30, 2022	126,253,451	$14	$270,184	$(57,350)	$(207,059)	$5,789

	Six Months Ended June 30, 2021
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2020(1)	105,000,000	$11	$108,224	$—	$(7,838)	$100,397
Net loss	—	—	—	—	(5,612)	(5,612)
Equity-based compensation expense	—	—	56	—	—	56
As of June 30, 2021	105,000,000	$11	$108,280	$—	$(13,450)	$94,841
(1) The units of the Company prior to the Merger (as defined in Note A—Description of the Business) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Successor
	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(75,669)	$(5,612)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	3,726	3,673
Amortization of debt issuance costs	1,047	286
Equity-based compensation expense	8,938	56
Goodwill impairment	35,252	—
Provision for doubtful accounts	44	—
Deferred income tax expense (benefit)	(1,594)	(1,996)
Net decrease in fair value of derivatives	(1,462)	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	758	(1,580)
(Increase) decrease in contract assets	(226)	1,557
Decrease (increase) in prepaid expenses and other assets	535	(4,299)
Increase in accounts payable	874	2,251
(Decrease) increase in accrued liabilities	(2,509)	5,227
(Decrease) increase in contract liabilities	(2,048)	494
Increase in other liabilities	338	275
Net cash (used in) provided by operating activities	(31,996)	332
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,376)	(224)
Purchases of property and equipment	(508)	(282)
Net cash used in investing activities	(4,884)	(506)
Cash flows from financing activities:
Repurchase of shares as a result of forward share purchase agreements	(100,896)	—
Repayment of short-term borrowings	(2,312)	—
Payments for taxes related to net share settlement of equity awards	(4)	—
Repayment of term loan	—	(550)
Net cash used in financing activities	(103,212)	(550)
Net decrease in cash and cash equivalents and restricted cash	(140,092)	(724)
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$29,829	$8,980

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$7,501	$—

Reconciliation of cash and cash equivalents and restricted cash:	June 30, 2022	December 31, 2021
Cash and cash equivalents	$29,829	$68,900
Restricted cash	—	101,021
Cash and cash equivalents and restricted cash at end of the period	$29,829	$169,921

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) is a leader in the use of Artificial Intelligence (“AI”) and Machine Learning (“ML”) for decision support. Our products and services are widely used by government agencies in the United States to support many of the nation’s most critical defense and intelligence capabilities. We also support several commercial customers by integrating our solutions to turn data into actionable information for operational decision making. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries. We operate in two reportable segments: Cyber & Engineering and Analytics.

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated pursuant to the business combination agreement (the “Agreement”) dated June 4, 2021, as amended in July 2021 and December 2021, by and between GigCapital4 Merger Sub Corporation (the “Merger Sub”), a wholly owned subsidiary of GigCapital4, BigBear.ai Holdings, and Parent. Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors (the “Investors”). Included within the FPAs was a provision that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share. During the three months ended March 31, 2022, the Company repurchased all 9,952,803 shares of its common stock at the Investors’ request (refer to Note L—Written Put Option for detail).

Upon the closing of the Merger, GigCapital4 was renamed to BigBear.ai, Holdings Inc., the U.S. Securities and Exchange Commission (“SEC”) registrant. As a result of the Merger, the Company received aggregate gross proceeds of $101,958 from GigCapital4’s trust account and PIPE Proceeds, and issued $200,000 of unsecured convertible notes that were convertible into 17,391,304 shares of the Company’s common stock at the initial Conversion Price of $11.50, subject to adjustment (refer to Note H—Debt for detail). Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and Merger transaction costs and other costs paid through the funds flow of $9,802, consisting of marketing, legal and other professional fees.

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

Note B—Summary of Significant Accounting Policies

Basis of Presentation

We prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. Amounts presented within the consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit, and per share amounts.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for revenue and cost recognition; evaluation of goodwill; intangible assets; and other assets for impairment; income taxes; equity-based compensation; fair value measurements; and contingencies. We eliminate intercompany balances and transactions in consolidation.

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

Note C—Business Combinations

ProModel Acquisition

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired 100% of the equity interest in ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.0 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment.

The purchase agreement with the sellers of ProModel Corporation also stipulates that certain funds would be held in escrow (“Indemnity Escrow Deposit”, “Distribution Withholding Deposit”, and “Adjustment Escrow Deposit”), for the benefit of the seller. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Adjustment Escrow Amount of $200, the Distribution Withholding Escrow Amount of $100, and the Indemnity Escrow Amount of $100 shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

The following table summarizes the preliminary fair value of the consideration transferred and the preliminary estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

April 7, 2022
Cash paid	$8,470
Equity issued	7,501
Purchase consideration	$15,971
Assets:
Cash	$4,094
Accounts receivable	743
Prepaid expenses and other current assets	1,600
Contract assets	398
Property and equipment	83
Other non-current assets	21
Intangible assets	9,300
Total assets acquired	$16,239
Liabilities:
Accounts payable	5
Accrued liabilities	7,752
Contract liabilities	1,555
Deferred tax liabilities	1,736
Total liabilities acquired	$11,048
Fair value of net identifiable assets acquired	5,191
Goodwill	$10,780

The following table summarizes the intangible assets acquired by class:

April 7, 2022
Technology	$3,500
Customer relationships	5,800
Total intangible assets	$9,300

The acquired technology and customer relationship intangible assets have a weighted-average estimated useful lives of 7 years and 20 years, respectively.

The amounts above represent the current preliminary fair value estimates as the measurement period is still open as of June 30, 2022. The Company is finalizing the valuation analysis.

The fair value of the acquired technology was determined using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was determined using the excess earnings method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill related to the acquisition is deductible.

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three and six-month periods ended June 30, 2022 and June 30, 2021 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$37,613	$37,819	$75,248	$74,783
Net loss	(56,844)	(1,479)	(78,145)	(4,950)
Transaction expenses	186	—	1,585	—

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if all the business combinations had taken place as of January 1, 2021, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The Company incurred $186 and $1,585 of transaction expenses attributable to the acquisition of ProModel Corporation during the three and six months ended June 30, 2022.

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

Private warrants and written put options are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note N—Warrants for information on the Level 3 inputs used to value the private warrants and Note L—Written Put Option for information on the Level 3 inputs used to value the written put options.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		June 30, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$138	$138
Written put options	Derivative liabilities	—	—	—	—

		December 31, 2021
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$319	$319
Written put options	Derivative liabilities	—	—	44,827	44,827

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	Private warrants	Written put options
December 31, 2021	$319	$44,827
Changes in fair value	(138)	(1,281)
Settlements	(43)	(43,546)
June 30, 2022	$138	$—

Note E—Goodwill

During the second quarter of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the current period and causing future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessment should be performed. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration is given to prices paid in recent transactions that have occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252, which was included within the consolidated statement of operations for the three and six months ended June 30, 2022. As of June 30, 2022, the estimated fair value of the Analytics reporting unit exceeded its carrying value by 8.3%. An increase in the WACC of approximately 1% or a reduction in the forecasted revenues of approximately 3% would result in an impairment of the goodwill within the Analytics reporting unit using the Income Approach.

The table below presents the changes in the carrying amount of goodwill by reporting unit:

	Cyber & Engineering	Analytics	Total
As of December 31, 2021	$35,252	$56,384	$91,636
Goodwill arising from the ProModel Corporation acquisition	—	10,780	10,780
Goodwill impairment	(35,252)	—	(35,252)
As of June 30, 2022	$—	$67,164	$67,164

Accumulated impairment losses to goodwill were $35,252 as of June 30, 2022 and are related to the Cyber & Engineering reporting unit.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note F—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	June 30, 2022	December 31, 2021
Prepaid expenses	$4,732	$2,217
Prepaid insurance	2,099	4,265
Pre-contract costs(1)	1,266	546
Total prepaid expenses and other current assets	$8,097	$7,028
(1) Costs incurred to fulfill a contract in advance of the contract being awarded are included in prepaid expenses and other current assets if we determine that those costs relate directly to a contract or to an anticipated contract that we can specifically identify and contract award is probable, the costs generate or enhance resources that will be used in satisfying performance obligations, and the costs are recoverable (referred to as pre-contract costs).

Pre-contract costs that are initially capitalized in prepaid assets and other current assets are generally recognized as cost of revenues consistent with the transfer of products or services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of June 30, 2022 and December 31, 2021, $1,266 and $546 of pre-contract costs were included in prepaid expenses and other current assets, respectively.

Note G—Accrued Liabilities
The table below presents details on accrued liabilities:

	June 30, 2022	December 31, 2021
Payroll accruals	$12,876	$9,011
Accrued interest	597	842
Other accrued expenses	2,505	882
Total accrued liabilities	$15,978	$10,735

Note H—Debt

The table below presents the Company’s debt balances:

	June 30, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,921	4,233
Total debt	201,921	204,233
Less: unamortized issuance costs	8,659	9,636
Total debt, net	193,262	194,597
Less: current portion	1,921	4,233
Long-term debt, net	$191,341	$190,364

Bank of America Senior Revolver

On December 7, 2021 (the “Closing Date”), the Company entered into the senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), providing the Company with a $50.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

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

The Base Rate Margin and BSBY Margin became subject to adjustment based on the Company’s Secured Net Leverage Ratio after March 31, 2022. The Company is also required to pay unused commitment fees and letter of credit fees under the Bank of America Credit Agreement.

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result is currently unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment (the “Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022. See Note T—Subsequent Events of the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Amendment.

Based on current forecasts, management believes that it is reasonably likely that the Company may fail to meet the covenant requirements of the Bank of America Credit Agreement in future periods and therefore, may be unable to draw on the facility. Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs, and it is considered unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

As of June 30, 2022, the Company had not drawn on the Line of Credit. Unamortized debt issuance costs of $476 as of June 30, 2022, are recorded on the balance sheet and are presented in other non-current assets.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The Convertible Note financing matures on December 15, 2026.

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

If a Fundamental Change (as defined in the Convertible Note indenture) occurs prior to the maturity date, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in principal amounts of one thousand dollars or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2022, the Company was in compliance with all covenants.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the Convertible Note indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per one thousand dollars of principal amount of Convertible Notes). Subsequent to the adjustment, the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

As of June 30, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $8.7 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Note I—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and renewal options that could extend certain leases to up to an additional five years.

Note J—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate	3.1%	36.0%	2.3%	26.0%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three and six months ended June 30, 2022 and as a limited liability company which elected to be taxed as a corporation for federal, state, and local income tax purposes for the three and six months ended June 30, 2021. The effective tax rate for the three and six months ended June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance primarily resulting from the ProModel Corporation acquisition. The effective tax rate for the three and six months ended June 30, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to non-deductible transaction expenses, offset by state and local corporate income taxes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note K—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows

Note L—Written Put Option

Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of FPAs with Highbridge Tactical Credit Master Fund. L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Investors”), Tenor Opportunity Master Fund Ltd. (“Tenor”), and Glazer Capital, LLC and Meteora Capital, LLC (the “Glazer Investors”, together with the Highbridge Investors and Tenor, the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors had the right to sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

The following table indicates the aggregate number of shares of common stock subject to the FPAs by each Investor:

December 6, 2021
Highbridge Investors	2,453,195
Tenor	2,499,608
Glazer Investors	5,000,000
Total shares	9,952,803

During the three months ended March 31, 2022, the Company settled the derivative liability associated with the Written Put Option by repurchasing all 9,952,803 shares of its common stock at the Investors’ request. Certain of the Investors requested for their shares to be repurchased prior to the end of the three-month period at a reduced price per share. As a result, 5,000,000 shares were repurchased at $10.125 per share during the first quarter of 2022. Of the $101,021 previously presented as restricted cash on the Company’s consolidated balance sheets on December 31, 2021, $100,896 was released from the escrow account to settle the obligation to Investors and the remaining $125 was reclassified to cash and cash equivalents.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2021, the Written Put Option had a fair value of $44,827 and was presented on the consolidated balance sheets as a derivative liability. During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 was presented in net decrease in fair value of derivatives on the consolidated statements of operations for the six months ended June 30, 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity.

Note M—Stockholders’ Equity

Common stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	June 30, 2022	December 31, 2021
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	126,263,451	135,566,227

Treasury Stock

During the six months ended June 30, 2022, the Company repurchased 9,952,803 shares at a cost of $57,350 to settle the Company’s obligations under the FPAs. These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ equity.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Preferred stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	June 30, 2022	December 31, 2021
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note N—Warrants

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

As of June 30, 2022 and December 31, 2021, there were 12,005,879 and 11,959,939 public warrants issued and outstanding, respectively.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2022	December 31, 2021
Fair value of each private warrant	$0.43	$0.87
Exercise price	$11.50	$11.50
Common stock price	$3.68	$5.66
Expected option term (in years)	4.40	4.94
Expected volatility	46.50%	39.50%
Risk-free rate of return	3.00%	1.25%
Expected annual dividend yield	—%	—%

As of June 30, 2022, the private warrants have a fair value of $138 and are presented on the consolidated balance sheets within other non-current liabilities. The gain of $199 and $181 recognized as a result of the change in fair value for the three and six months ended June 30, 2022, respectively, are presented in net decrease in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, there were 319,893 and 366,533 private warrants issued and outstanding, respectively.

Note O—Equity-Based Compensation

Class A Units granted to Board of Directors

Prior to the Merger, certain members of the Board of Directors of the Company had elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted by the Parent were determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the three and six months ended June 30, 2022. The total value of the Class A units granted to such Board of Directors for the three and six months ended June 30, 2021 was $31 and $56, respectively, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

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

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units immediately became fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Merger (the “Merger Agreement”) dated June 4, 2021. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

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

On December 7, 2021, the previously announced Merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date, which resulted in approximately 17.0% of the compensation expense for Tranche II being recognized during the year ended December 31, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. During the six months ended June 30, 2022, the Company’s Parent modified the vesting conditions for two former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $1,468 and $1,687 during the three and six months ended June 30, 2022, respectively. The total compensation expense recognized by the Company for Tranche II Incentive Units, including the effects of modifications, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-based compensation expense in selling, general and administrative	$2,921	$—	$5,274	$—
Equity-based compensation expense in cost of revenues	290	—	643	—
Total compensation expense	$3,211	$—	$5,917	$—

The table below presents the activity in Tranche II of the Class B Units:

Unvested and outstanding as of December 31, 2021	3,760,000
Granted	—
Vested	(1,040,000)
Forfeited	(250,000)
Unvested and outstanding as of June 30, 2022	2,470,000
As of June 30, 2022, there was approximately $15,368 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 1.58 years.

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

During the six months ended June 30, 2022, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $6.60. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of the Stock Options as estimated on the grant date using the Black-Scholes OPM using the following assumptions:

Stock Options grant date	June 13, 2022	March 30, 2022
Number of Stock Options granted	101,215	424,017
Price of common stock on the grant date	$4.94	$8.24
Expected option term (in years)	10.00	6.26
Expected volatility	57.0%	54.0%
Risk-free rate of return	3.5%	2.4%
Expected annual dividend yield	—%	—%

Fair value of the Stock Options on the grant date	$2.85	$4.67

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Unvested and outstanding as of December 31, 2021	482,000	$9.99	10.0	$—
Granted	525,234	6.60
Vested	—	—
Forfeited	(49,665)	9.14
Unvested and outstanding as of June 30, 2022	957,569	$8.18	9.6	$—

Stock Options vested and exercisable as of June 30, 2022	—	$—	0.0	$—

The Stock Options had no intrinsic value as of June 30, 2022. The Company recognizes equity-based compensation expense for the Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of June 30, 2022, there was approximately $3,786 of unrecognized compensation costs related to the Options, which is expected to be recognized over the remaining weighted average period of 3.50 years.

Restricted Stock Units

During the six months ended June 30, 2022, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 2,951,377 RSUs to employees during the six months ended June 30, 2022. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two,

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

three and four. RSUs granted to nonemployee directors vest 100% on the one year anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2021	403,300	$10.03
Granted	2,951,377	5.46
Vested	(3,591)	5.20
Forfeited	(315,625)	5.49
Unvested and outstanding as of June 30, 2022	3,035,461	$6.07

As of June 30, 2022, there was approximately $16,018 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 3.31 years.

Performance Stock Units

On December 7, 2021, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to an employee. The grant date of this award is December 7, 2021. The percentage of vesting is based on achieving certain performance criteria during each of the four fiscal years ended December 31, 2022 through December 31, 2025, provided that the employee remains in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved. There is a maximum of 37,500 PSUs available to vest during each of the four performance periods. The Company did not grant any PSUs during the six months ended June 30, 2022.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2021	150,000	$10.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested and outstanding as of June 30, 2022	150,000	$10.03
The Company recognized $82 and $185 of equity-based compensation expense for the PSUs during the three and six months ended June 30, 2022, respectively. As of June 30, 2022, there was approximately $166 of unrecognized compensation costs related to the PSUs, which is expected to be recognized over the remaining weighted average period of 0.47 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,212,786 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of June 30, 2022, no shares had been sold under the ESPP. As of June 30, 2022, the Company has withheld employee contributions of $421, which are presented on the consolidated balance sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period. The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

ESPP grant date	May 1, 2022
Price of common stock on the grant date	$10.01
Expected term (in years)	0.60
Expected volatility	56.0%
Risk-free rate of return	1.5%
Expected annual dividend yield	—%

Fair value of the award on the grant date	$3.22

As of June 30, 2022, there was approximately $381 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.42 years.

Equity-based Compensation Expense

The table below present the total equity-based compensation expense recognized for Class A and B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity-based compensation expense in selling, general and administrative	$3,928	$31	$6,999	$56
Equity-based compensation expense in cost of revenues	1,009	—	1,709	—
Equity-based compensation expense in research and development	143	—	230	—
Total equity-based compensation expense	$5,080	$31	$8,938	$56
Note P—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per share	2022	2021	2022	2021
Numerator:
Net loss	$(56,844)	$(3,175)	$(75,669)	$(5,612)
Denominator:
Weighted average shares outstanding—basic and diluted	126,223,903	105,000,000	129,037,598	105,000,000
Basic and diluted net loss per Share	$(0.45)	$(0.03)	$(0.59)	$(0.05)

As of June 30, 2022, there were outstanding Stock Options to purchase 957,569 shares of common stock at a weighted-average exercise price of $8.18, outstanding private warrants and public warrants to convert to 319,893 shares and 12,005,879 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 477,280 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 3,035,461 shares and 150,000 shares of common stock, respectively. Because of the net loss incurred during the three and six months ended June 30, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations. There were no potentially dilutive instruments for the three and six months ended June 30, 2021.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note Q—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Time and materials	$26,659	$28,118	$50,657	$56,961
Firm fixed price	6,855	8,193	14,952	14,920
Cost-plus	4,099	—	8,394	—
Total revenues	$37,613	$36,311	$74,003	$71,881

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended June 30, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$7,326	$—	$7,326	19%
Customer B	4,405	—	4,405	12%
Customer C(1)	—	7,577	7,577	20%
All others	6,887	11,418	18,305	49%
Total revenues	$18,618	$18,995	$37,613	100%

	Three Months Ended June 30, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$8,167	$—	$8,167	23%
Customer B	3,664	—	3,664	10%
Customer C(1)	—	—	—	—%
All others	8,420	16,060	24,480	67%
Total revenues	$20,251	$16,060	$36,311	100%

	Six Months Ended June 30, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$14,590	$—	$14,590	20%
Customer B	8,902	—	8,902	12%
Customer C(1)	—	12,928	12,928	17%
All others	12,459	25,124	37,583	51%
Total revenues	$35,951	$38,052	$74,003	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

	Six Months Ended June 30, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$16,509	$—	$16,509	23%
Customer B	7,419	—	7,419	10%
Customer C(1)	—	—	—	—%
All others	14,882	33,071	47,953	67%
Total revenues	$38,810	$33,071	$71,881	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	June 30, 2022	December 31, 2021
Contract assets	$1,252	$628
Contract liabilities	$3,714	$4,207

The change in contract assets between December 31, 2021 and June 30, 2022 was primarily driven by services rendered for Analytics customers that are yet to be invoiced. The change in contract liability balances between December 31, 2021 and June 30, 2022 was primarily driven by services performed for an Analytics customer that had a large contract liability balance at December 31, 2021. Revenue recognized in the six months ended June 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $4,207.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net EAC Adjustments, before income taxes	$(654)	$758	$(634)	$982
Net EAC Adjustments, net of income taxes	$(517)	$599	$(501)	$776
Net EAC Adjustments, net of income taxes, per diluted share	$—	$0.01	$—	$0.01

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $130 million. The Company expects to recognize approximately 97% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note R—Reportable Segment Information

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

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended June 30, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$18,618	$18,995	$37,613
Segment adjusted gross margin	4,561	7,488	12,049
Segment adjusted gross margin %	24%	39%	32%
Research and development costs excluded from segment adjusted gross margin			(1,450)
Equity-based compensation excluded from segment adjusted gross margin			(1,009)
Operating expenses:
Selling, general and administrative			26,952
Research and development			2,535
Transaction expenses			186
Goodwill impairment			35,252
Operating loss			(55,335)
Net decrease in fair value of derivatives			(199)
Interest expense			3,554
Other income			(26)
Loss before taxes			$(58,664)

	Three Months Ended June 30, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$20,251	$16,060	$36,311
Segment adjusted gross margin	4,366	7,426	11,792
Segment adjusted gross margin %	22%	46%	32%
Research and development costs excluded from segment adjusted gross margin			(2,629)
Equity-based compensation excluded from segment adjusted gross margin			—
Operating expenses:
Selling, general and administrative			10,405
Research and development			1,867
Transaction expenses			—
Goodwill impairment			—
Operating loss			(3,109)
Net decrease in fair value of derivatives			—
Interest expense			1,849
Other income			—
Loss before taxes			$(4,958)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

	Six Months Ended June 30, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$35,951	$38,052	$74,003
Segment adjusted gross margin	8,306	16,415	24,721
Segment adjusted gross margin %	23%	43%	33%
Research and development costs excluded from segment adjusted gross margin			(3,555)
Equity-based compensation excluded from segment adjusted gross margin			(1,709)
Operating expenses:
Selling, general and administrative			48,972
Research and development			5,409
Transaction expenses			1,585
Goodwill impairment			35,252
Operating loss			(71,761)
Net decrease in fair value of derivatives			(1,462)
Interest expense			7,109
Other expense			4
Loss before taxes			$(77,412)

	Six Months Ended June 30, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$38,810	$33,071	$71,881
Segment adjusted gross margin	8,575	15,725	24,300
Segment adjusted gross margin %	22%	48%	34%
Research and development costs excluded from segment adjusted gross margin			(4,857)
Equity-based compensation excluded from segment adjusted gross margin			—
Operating expenses:
Selling, general and administrative			20,519
Research and development			2,795
Transaction expenses			—
Goodwill impairment			—
Operating loss			(3,871)
Net decrease in fair value of derivatives			—
Interest expense			3,709
Other income			(1)
Loss before taxes			$(7,579)

The following table presents the assets by segment as of the following periods:

	June 30, 2022				December 31, 2021
	Cyber & Engineering	Analytics	Corporate	Total	Cyber & Engineering	Analytics	Corporate	Total
Total assets	$39,091	$178,503	$8,910	$226,504	$74,808	$154,085	$154,429	$383,322

Note S—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $— and $265 during the six months ended June 30, 2022 and June 30, 2021, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

During the three and six months ended June 30, 2022, the Company paid or accrued $589 and $1,175, respectively, as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $325 and $647, respectively, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations. During the three and six months ended June 30, 2021, the Company paid or accrued $7 and $57, respectively, as compensation expense for the Board of Directors, including aggregate fair value of $6 and $31, respectively, of Parent’s Class A Units.

Note T—Subsequent Events

On August 9, 2022, the Company entered into the Amendment to the Bank of America Credit Agreement, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) for the quarter ended June 30, 2022. The Amendment does not provide the Company access to draw on the Senior Revolver, including the borrowing capacity available for letters of credit and swing loans thereunder. However, the Company may regain its access to draw on the Senior Revolver if it is able to provide the compliance certificate for the quarter ended September 30, 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai ” “we,” “us” or “our” refer to BigBear.ai Holdings, Inc.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and six months ended June 30, 2022 and June 30, 2021.

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

Recent Developments

Acquisition Activity

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.0 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition of ProModel Corporation was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment. Refer to Note C—Business Combinations of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. For risks related to the transaction, see Item 1A — Risk Factors —Risks Related to Our Business and Industry — We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments — included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Operational Posture and Current Impact

The COVID-19 pandemic continued to cause business impacts in the first half of 2022 primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022. During the first half of 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees by encouraging them to get vaccinated, including booster shots.

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

Russian Invasion of Ukraine

We are closely monitoring the impact of the Russian invasion of Ukraine and its impact on our business. For our government customers, their focus on addressing immediate needs in Ukraine has slowed the pipeline and pace of contract awards, pushing revenue further to the right. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russian invasion will have a material impact on our business and results of operations. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

First Amendment to the Bank of America Credit Agreement

As of June 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of the Credit Agreement (the “Bank of America Credit Agreement”), dated as of December 7, 2021, by and among the Company, the other borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Company notified Bank of America N.A. of the covenant violation, and, on August 9, 2022, entered into the First Amendment (the “Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

See the Liquidity and Capital Resources section below and Note T—Subsequent Events of the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Amendment.

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

Goodwill Impairment

Goodwill impairment consists of a non-cash impairment of the goodwill in the Cyber & Engineering reporting unit.

Net Decrease in Fair Value of Derivatives

Net decrease in fair value of derivatives consists of fair value remeasurements of private warrants and written put options.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our debt agreements.

Income Tax Benefit

Income tax benefit consists of income taxes related to federal and state jurisdictions in which we conduct business.

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

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$37,613	$36,311	$74,003	$71,881
Cost of revenues	28,023	27,148	54,546	52,438
Gross margin	9,590	9,163	19,457	19,443
Operating expenses:
Selling, general and administrative	26,952	10,405	48,972	20,519
Research and development	2,535	1,867	5,409	2,795
Transaction expenses	186	—	1,585	—
Goodwill impairment	35,252	—	35,252	—
Operating loss	(55,335)	(3,109)	(71,761)	(3,871)
Net decrease in fair value of derivatives	(199)	—	(1,462)	—
Loss on extinguishment of debt	156	—	—	—
Interest expense	3,554	1,849	7,109	3,709
Other (income) expense	(26)	—	4	(1)
Loss before taxes	(58,664)	(4,958)	(77,412)	(7,579)
Income tax benefit	(1,820)	(1,783)	(1,743)	(1,967)
Net loss	$(56,844)	$(3,175)	$(75,669)	$(5,612)

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenues

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues
Cyber & Engineering	$18,618	$20,251	$(1,633)	(8.1)%
Analytics	18,995	16,060	2,935	18.3%
Total Revenues	$37,613	$36,311	$1,302	3.6%

Cyber & Engineering revenues decreased by $1,633 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 as a result of reduced order volume related to certain procurement programs.

Analytics revenues increased by $2,935 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily driven by new contracts awarded in 2022, resulting in higher volume.

Cost of Revenues

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Cost of revenues
Cyber & Engineering	$14,965	$16,229	$(1,264)	(7.8)%
Analytics	13,058	10,919	2,139	19.6%
Total cost of revenues	$28,023	$27,148	$875	3.2%

Cost of revenues as a percentage of revenues
Cyber & Engineering	80%	80%
Analytics	69%	68%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues remained flat at 80% for three months ended June 30, 2022 as compared to 80% for the three months ended June 30, 2021.

Analytics cost of revenues as a percentage of Analytics revenues increased to 69% for the three months ended June 30, 2022 as compared to 68% for the three months ended June 30, 2021 due to lower margins on certain prototype contracts as compared to the same period in 2021.

SG&A

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
SG&A	$26,952	$10,405	$16,547	159.0%
SG&A as a percentage of revenues	72%	29%

SG&A expenses as a percentage of total revenues for three months ended June 30, 2022 increase to 72% as compared to 29% for the three months ended June 30, 2021, which was primarily driven by $3,063 investment in commercial start-up costs, $3,897 of equity-based compensation cost, and $1,153 related to D&O insurance. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company.

Additionally, the increase for the three months ended June 30, 2022 includes $38 related to capital market advisory fees related to advisors who assisted with the Business Combination and various integration projects and $2,024 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$2,535	$1,867	$668	35.8%

Research and development expenses increased by $668 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in research and development expenses was driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Transaction Expenses

	Three Months Ended June 30,
	2022	2021
Transaction expenses	$186	$—

Transaction expenses for the three months ended June 30, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Goodwill Impairment

	Three Months Ended June 30,
	2022	2021
Goodwill impairment	$35,252	$—

Goodwill impairment for the three months ended June 30, 2022 consists of a $35,252 non-cash impairment of the goodwill in the Cyber & Engineering reporting unit.

Net Decrease in Fair Value of Derivatives

	Three Months Ended June 30,
	2022	2021
Net decrease in fair value of derivatives	$(199)	$—

The net decrease in fair value of derivatives of $199 for the three months ended June 30, 2022 consists of fair value remeasurements of private warrants.

Interest Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$3,554	$1,849	$1,705	92.2%

Interest expense increased by $1,705 during the three months ended June 30, 2022 as compared to three months ended June 30, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. See the Liquidity and Capital Resources section below for more information.

Income Tax Benefit

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Income tax benefit	$(1,820)	$(1,783)	$(37)	2.1%
Effective tax rate	3.1%	36.0%
The decrease in the effective tax rate for the three months ended June 30, 2022 from the three months ended June 30, 2021 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances. The effective tax rate for the three months ended June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance primarily resulting from the ProModel Corporation acquisition.

As of June 30, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note J—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Revenues
Cyber & Engineering	$35,951	$38,810	$(2,859)	(7.4)%
Analytics	38,052	33,071	4,981	15.1%
Total Revenues	$74,003	$71,881	$2,122	3.0%

Cyber & Engineering revenues decreased by $2,859 during the six months ended June 30, 2022 as compared to six months ended June 30, 2021 as a result of reduced order volume related to certain procurement programs.

Analytics revenues increased by $4,981 during the six months ended June 30, 2022 as compared to six months ended June 30, 2021, primarily driven by new contracts awarded in 2022, resulting in higher volume.

Cost of Revenues

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Cost of revenues
Cyber & Engineering	$29,013	$31,140	$(2,127)	(6.8)%
Analytics	25,533	21,298	4,235	19.9%
Total cost of revenues	$54,546	$52,438	$2,108	4.0%

Cost of revenues as a percentage of revenues
Cyber & Engineering	81%	80%
Analytics	67%	64%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues increased to 81% for six months ended June 30, 2022 as compared to 80% for the six months ended June 30, 2021 due to increased use of subcontractors during the six months ended June 30, 2022 as compared to the same period in 2021.

Analytics cost of revenues as a percentage of Analytics revenues increased to 67% for the six months ended June 30, 2022 as compared to 64% for the six months ended June 30, 2021 due to lower margins on certain prototype contracts as compared to the same period in 2021.

SG&A

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
SG&A	$48,972	$20,519	$28,453	138.7%
SG&A as a percentage of revenues	66%	29%

SG&A expenses as a percentage of total revenues for six months ended June 30, 2022 increased to 66% as compared to 29% for the six months ended June 30, 2021, which was primarily driven by $6,490 investment in commercial start-up costs, $6,943 of equity-based compensation cost, and $2,306 related to D&O insurance. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company.

Additionally, the increase for the six months ended June 30, 2022 includes $741 related to capital market advisory fees related to advisors who assisted with the Business Combination and various integration projects and $4,399 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Research and development	$5,409	$2,795	$2,614	93.5%

Research and development expenses increased by $2,614 during the six months ended June 30, 2022 as compared to six months ended June 30, 2021. The increase in research and development expenses was driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Transaction Expenses

	Six Months Ended June 30,
	2022	2021
Transaction expenses	$1,585	$—

Transaction expenses for the six months ended June 30, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Goodwill Impairment

	Six Months Ended June 30,
	2022	2021
Goodwill impairment	$35,252	$—

Goodwill impairment for the six months ended June 30, 2022 consists a $35,252 non-cash impairment of the goodwill in the Cyber & Engineering reporting unit.

Net Decrease in Fair Value of Derivatives

	Six Months Ended June 30,
	2022	2021
Net decrease in fair value of derivatives	$(1,462)	$—

The net decrease in fair value of derivatives of $1,462 for the six months ended June 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option balance was $— as of June 30, 2022.

Interest Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Interest expense	$7,109	$3,709	$3,400	91.7%

Interest expense increased by $3,400 during the six months ended June 30, 2022 as compared to six months ended June 30, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. See the Liquidity and Capital Resources section below for more information.

Income Tax Benefit

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
Income tax benefit	$(1,743)	$(1,967)	$224	(11.4)%
Effective tax rate	2.3%	26.0%
The decrease in the effective tax rate for the six months ended June 30, 2022 from the six months ended June 30, 2021 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances. The effective tax rate for the six months ended June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance primarily resulting from the ProModel Corporation acquisition.

As of June 30, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note J—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(56,844)	$(3,175)	$(75,669)	$(5,612)
Interest expense	3,554	1,849	7,109	3,709
Income tax benefit	(1,820)	(1,783)	(1,743)	(1,967)
Depreciation and amortization	1,954	1,752	3,726	3,673
EBITDA	(53,156)	(1,357)	(66,577)	(197)
Adjustments:
Equity-based compensation	5,080	31	8,938	56
Net decrease in fair value of derivatives(1)	(199)	—	(1,462)	—
Capital market advisory fees(2)	38	906	741	2,446
Management fees(3)	—	454	—	454
Non-recurring integration costs(4)	2,024	505	4,399	505
Commercial start-up costs(5)	3,063	—	6,490	—
Transaction expenses(6)	186	—	1,585	—
Goodwill impairment(7)	35,252	—	35,252	—
Adjusted EBITDA	$(7,712)	$539	$(10,634)	$3,264

(1)	The decrease in fair value of derivatives primarily relates to the changes in the fair value of certain Forward Share Purchase Agreements (FPAs) that were entered into prior to the closing of the Business Combination and were fully settled during the first quarter of 2022, as well as changes in the fair value of private warrants.
(2)	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
(3)	Management and other related consulting fees paid to AE Partners. These fees ceased subsequent to the Business Combination.
(4)	Non-recurring internal integration costs related to the Business Combination.
(5)	Commercial start-up costs includes certain non-recurring expenses associated with tailoring the Company’s software products for commercial customers and use cases.
(6)	Transaction expenses related to the acquisition of ProModel Corporation, which closed on April 7, 2022.
(7)	During the second quarter of 2022, the Company recognized a non-cash goodwill impairment charge related to its Cyber & Engineering business segment.

Free Cash Flow

Free cash flow is defined as net cash (used in) provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, computed in accordance with GAAP:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(31,996)	$332
Capital expenditures, net	(508)	(282)
Free cash flow	$(32,504)	$50

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

The following table summarizes certain backlog information (in thousands):

	June 30, 2022	December 31, 2021
Funded	$68,640	$78,258
Unfunded	60,867	68,203
Priced, unexercised options	150,611	143,969
Unpriced, unexercised options	44,820	31,680
Total backlog	$324,938	$322,110

During the second quarter of the fiscal year ending December 31, 2022, the Company revised its methodology for determining backlog. Under the revised methodology, backlog does not include Anticipated Follow-on Awards, which were historically estimated when a customer notified us a program we currently support would be continuing under a new contract. Additionally, we have reassessed our unpriced, unexercised backlog and while we have this work under contract with not-to-exceed limits, we have updated our estimates on what we believe will actually be funded in the future on these contracts. For comparative purposes we recalculated backlog as of December 31, 2021, giving effect to the revised methodology. Under the revised methodology, the $466 million of backlog previously reported as of December 31, 2021 would be $322 million.

	Previously Reported	Revised Methodology
	December 31, 2021	December 31, 2021	Change
Funded	$91,187	$78,258	$(12,929)
Unfunded	68,203	68,203	—
Priced, unexercised options	143,969	143,969	—
Unpriced, unexercised options	119,747	31,680	(88,067)
Anticipated follow-on Awards	42,582	—	(42,582)
Total backlog	$465,688	$322,110	$(143,578)

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

As stated in Note H—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company was not in compliance with the covenants of the Senior Revolver as of June 30, 2022. Although the Company entered into the Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022, it is currently unable to draw on the Senior Revolver.

Based on current forecasts, management believes that it is reasonably likely that the Company may fail to meet the covenant requirements of the Bank of America Credit Agreement in future periods and therefore, may be unable to draw on the facility.

Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs, and it is considered unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	June 30, 2022	December 31, 2021
Available cash and cash equivalents	$29,829	$68,900
Available borrowings from our existing credit facilities	—	15,000
Total available liquidity	$29,829	$83,900

The following table summarizes our existing credit facilities:

	June 30, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,921	4,233
Total debt	201,921	204,233
Less: unamortized issuance costs	8,659	9,636
Total debt, net	193,262	194,597
Less: current portion	1,921	4,233
Long-term debt, net	$191,341	$190,364

Bank of America Senior Revolver

On December 7, 2021, BigBear.ai entered into the new senior Bank of America Credit Agreement, providing BigBear.ai with a $50.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025.

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

The Bank of America Credit Agreement requires BigBear.ai to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result is currently unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

The Amendment does not provide the Company access to draw on the Senior Revolver, including the borrowing capacity available for letters of credit and swing loans thereunder. However, the Company may regain its access to draw on the Senior Revolver by providing the compliance certificate for the quarter ended September 30, 2022. Additionally, funds may become available to service the Company’s obligations should an amendment to the Bank of America Credit Agreement be obtained. Based on the Company’s projected cash flow and liquidity needs, which incorporate certain cost saving measures, we believe the Company’s current working capital is sufficient to fund the short-term operations of the business and it is unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

As of June 30, 2022, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $476 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note H—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note H—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes mature on December 15, 2026.

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2022, the Company was in compliance with all covenants.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the Convertible Note indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per $1,000 principal amount of Convertible Notes) because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00. Subsequent to the Conversion Rate Reset, the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

As of June 30, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $8.7 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	(31,996)	332
Net cash used in investing activities	(4,884)	(506)
Net cash used in financing activities	(103,212)	(550)
Net decrease in cash and cash equivalents and restricted cash	(140,092)	(724)
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$29,829	$8,980

Operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $31,996. Net loss before deducting depreciation, amortization and other non-cash items was $29,718 and was further impacted by a unfavorable change in net working capital of $2,278 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accrued liabilities of $2,509 and a decrease in contract liabilities of $2,048. These decreases were partially offset by an increase in accounts receivable of $758, and an increase in accounts payable of $874 and an increase in prepaid and other current assets of $535.

For the six months ended June 30, 2021, net cash provided by operating activities was $332. Net loss before deducting depreciation, amortization and other non-cash items was $3,593 and was further impacted by a favorable change in net working capital of $3,925 during this period. The favorable change in net working capital was largely driven by a decrease in contract assets of $1,557, an increase in accounts payable of $2,251, and an increase in accrued liabilities of $5,227. These increases were partially offset by an increase in accounts receivable of $1,580 and an increase in prepaid and other current assets of $4,299.

Investing activities

For the six months ended June 30, 2022, net cash used in investing activities was $4,884, consisting of the net cash used to acquire ProModel Corporation of $4,376 and purchase of property and equipment of $508.

For the six months ended June 30, 2021, net cash used in investing activities was $506, consisting of the purchase of property and equipment of $282 and the settlement of escrow amounts related to the acquisition of businesses of $224.

Financing activities

For the six months ended June 30, 2022, net cash used in financing activities was $103,212, primarily consisting of the purchase of Company shares as a result of settlement of the FPAs of $100,896, and the partial repayment of short-term borrowings of $2,312 related to the D&O Financing Loan.

For the six months ended June 30, 2021, net cash used in financing activities was $550, consisting of the partial repayment of the term loan of $550.

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

Except as set forth below, our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2021, as filed with the SEC on April 29, 2022 and subsequently amended on May 12, 2022.

Goodwill Impairment Testing

During the second quarter of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the current period and causing future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessment should be performed. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples are: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration is given to prices paid in recent transactions that have occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252, which was included within the consolidated statement of operations for the three and six months ended June 30, 2022. As of

June 30, 2022, the estimated fair value of the Analytics reporting unit exceeded its carrying value by 8.3%. An increase in the WACC of approximately 1% or a reduction in the forecasted revenues of approximately 3% would result in an impairment of the goodwill within the Analytics reporting unit using the Income Approach.

Recent Accounting Pronouncements
See Note B—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock including derivative liabilities and convertible debt. Decreases in the value of our common stock have triggered certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the conversion price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. In addition, the Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note L—Written Put Option and Note H—Debt in the notes to our consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of June 30, 2022, the outstanding principal amount of our debt was $201.9 million, excluding unamortized discounts and issuance costs of $8.7 million.

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

There were no changes in our internal control over financial reporting during the six months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The Company issued 649,976 unregistered shares of BigBear.ai Holdings, Inc. common stock as part of the purchase consideration for the April 7, 2022 acquisition of ProModel Corporation. The unregistered shares were issued to the sellers of ProModel Corporation.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended June 30, 2022.

Item 5. Other Information

First Amendment to the Bank of America Credit Agreement

On August 9, 2022, the Company entered into the Amendment to the Bank of America Credit Agreement, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage Ratio (as defined in the Bank of America Credit Agreement) for the quarter ended June 30, 2022. The Amendment does not provide the Company access to draw on the Senior Revolver, including the borrowing capacity available for letters of credit and swing loans thereunder. However, the Company may regain its access to draw on the Senior Revolver if it is able to provide the compliance certificate for the quarter ended September 30, 2022.

This description of the Amendment is qualified in its entirety by reference to the text of the Amendment, attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.1	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022					X
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

Date: August 12, 2022	By:	/s/ Dr. Louis R. Brothers
	Name	Dr. Louis R. Brothers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)