Form 10-Q
period 2022-09-30
BigBear.ai Holdings, Inc.
filed 2022-11-10
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 126,275,250 shares of our common stock, $0.0001 par value per share, outstanding as of November 4, 2022.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
September 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$21,955	$68,900
Restricted cash	—	101,021
Accounts receivable, less allowance for doubtful accounts of $98 as of September 30, 2022 and $43 as of December 31, 2021	31,652	28,605
Contract assets	1,323	628
Prepaid expenses and other current assets	5,084	7,028
Total current assets	60,014	206,182
Non-current assets:
Property and equipment, net	1,528	1,078
Goodwill	67,125	91,636
Intangible assets, net	87,551	83,646
Other non-current assets	692	780
Total assets	$216,910	$383,322

Liabilities and equity
Current liabilities:
Accounts payable	$7,426	$5,475
Short-term debt, including current portion of long-term debt	769	4,233
Accrued liabilities	17,494	10,735
Contract liabilities	4,758	4,207
Derivative liabilities	—	44,827
Other current liabilities	2,290	541
Total current liabilities	32,737	70,018
Non-current liabilities:
Long-term debt, net of current portion	191,830	190,364
Deferred tax liabilities	406	248
Other non-current liabilities	36	324
Total liabilities	225,009	260,954
Commitments and contingencies (Note L)
Stockholders’ (deficit) equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 126,273,215 shares issued and outstanding at September 30, 2022 and 135,566,227 at December 31, 2021	14	14
Additional paid-in capital	272,406	253,744
Treasury stock, at cost 9,952,803 shares at September 30, 2022 and — shares at December 31, 2021	(57,350)	—
Accumulated deficit	(223,169)	(131,390)
Total stockholders’ (deficit) equity	(8,099)	122,368
Total liabilities and stockholders’ (deficit) equity	$216,910	$383,322

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$40,651	$40,219	$114,654	$112,100
Cost of revenues	28,900	29,421	83,446	81,859
Gross margin	11,751	10,798	31,208	30,241
Operating expenses:
Selling, general and administrative	20,233	12,038	69,205	32,557
Research and development	1,785	1,363	7,194	4,158
Restructuring charges	1,562	—	1,562	—
Transaction expenses	566	—	2,151	—
Goodwill impairment	—	—	35,252	—
Operating loss	(12,395)	(2,603)	(84,156)	(6,474)
Interest expense	3,557	1,870	10,666	5,579
Net decrease in fair value of derivatives	(102)	—	(1,564)	—
Other expense (income)	8	—	12	(1)
Loss before taxes	(15,858)	(4,473)	(93,270)	(12,052)
Income tax expense (benefit)	252	(1,327)	(1,491)	(3,294)
Net loss	$(16,110)	$(3,146)	$(91,779)	$(8,758)

Basic net loss per share	$(0.13)	$(0.03)	$(0.72)	$(0.08)
Diluted net loss per share	$(0.13)	$(0.03)	$(0.72)	$(0.08)

Weighted-average shares outstanding:
Basic	126,270,282	105,000,000	128,103,625	105,000,000
Diluted	126,270,282	105,000,000	128,103,625	105,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited; in thousands, except share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	(deficit) equity
As of June 30, 2022	126,263,451	$14	$270,184	$(57,350)	$(207,059)	$5,789
Net loss	—	—	—	—	(16,110)	(16,110)
Equity-based compensation expense	—	—	2,222	—	—	2,222
Issuance of shares for vested RSUs	9,764	—	—	—	—	—
As of September 30, 2022	126,273,215	$14	$272,406	$(57,350)	$(223,169)	$(8,099)

	Three Months Ended September 30, 2021
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of June 30, 2021	105,000,000	$11	$108,280	$—	$(13,450)	$94,841
Net loss	—	—	—	—	(3,146)	(3,146)
Equity-based compensation expense	—	—	30	—	—	30
As of September 30, 2021	105,000,000	$11	$108,310	$—	$(16,596)	$91,725

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	(deficit) equity
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(91,779)	(91,779)
Equity-based compensation expense	—	—	11,160	—	—	11,160
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
Issuance of shares for vested RSUs	9,764	—	—	—	—	—
As of September 30, 2022	126,273,215	$14	$272,406	$(57,350)	$(223,169)	$(8,099)

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2020(1)	105,000,000	$11	$108,224	$—	$(7,838)	$100,397
Net loss	—	—	—	—	(8,758)	(8,758)
Equity-based compensation expense	—	—	86	—	—	86
As of September 30, 2021	105,000,000	$11	$108,310	$—	$(16,596)	$91,725

(1) The units of the Company prior to the Merger (as defined in Note A—Description of the Business) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(91,779)	$(8,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	5,764	5,432
Amortization of debt issuance costs	1,570	429
Equity-based compensation expense	11,160	86
Goodwill impairment	35,252	—
Provision for doubtful accounts	55	—
Deferred income tax benefit	(1,450)	(3,341)
Net decrease in fair value of derivatives	(1,564)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,359)	163
Increase in contract assets	(297)	(288)
Decrease (increase) in prepaid expenses and other assets	3,549	(5,829)
Increase in accounts payable	1,946	6,737
(Decrease) increase in accrued liabilities	(993)	4,733
(Decrease) increase in contract liabilities	(1,004)	1,595
Increase in other liabilities	1,760	263
Net cash (used in) provided by operating activities	(38,390)	1,222
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,465)	(224)
Purchases of property and equipment	(736)	(601)
Net cash used in investing activities	(5,201)	(825)
Cash flows from financing activities:
Repurchase of shares as a result of forward share purchase agreements	(100,896)	—
Repayment of short-term borrowings	(3,464)	—
Payments for taxes related to net share settlement of equity awards	(15)	—
Repayment of term loan	—	(825)
Proceeds from promissory notes	—	1,500
Net cash (used in) provided by financing activities	(104,375)	675
Net (decrease) increase in cash and cash equivalents and restricted cash	(147,966)	1,072
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$21,955	$10,776

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$7,501	$—

Reconciliation of cash and cash equivalents and restricted cash:	September 30, 2022	December 31, 2021
Cash and cash equivalents	$21,955	$68,900
Restricted cash	—	101,021
Cash and cash equivalents and restricted cash at end of the period	$21,955	$169,921

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc. (“BigBear.ai,” “BigBear.ai Holdings,” or the “Company”) is a leader in the use of Artificial Intelligence (“AI”) and Machine Learning (“ML”) for decision support. Our products and services are widely used by government agencies in the United States to support many of the nation’s most critical defense and intelligence capabilities. We also support several commercial customers by integrating our solutions to turn data into actionable information for operational decision making. Unless otherwise indicated, references to “we,” “us,” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries. We operate in two reportable segments: Cyber & Engineering and Analytics.

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated pursuant to the business combination agreement (the “Agreement”) dated June 4, 2021, as amended in July 2021 and December 2021, by and between GigCapital4 Merger Sub Corporation (the “Merger Sub”), a wholly owned subsidiary of GigCapital4, BigBear.ai Holdings, and BBAI Ultimate Holdings (“Parent”). Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors (the “Investors”). Included within the FPAs was a provision that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share. During the three months ended March 31, 2022, the Company repurchased all 9,952,803 shares of its common stock at the Investors’ request (refer to Note M—Written Put Option for detail).

Upon the closing of the Merger, GigCapital4 was renamed to BigBear.ai, Holdings Inc., the U.S. Securities and Exchange Commission (“SEC”) registrant. As a result of the Merger, the Company received aggregate gross proceeds of $101,958 from GigCapital4’s trust account and PIPE Proceeds, and issued $200,000 of unsecured convertible notes that were convertible into 17,391,304 shares of the Company’s common stock at the initial Conversion Price of $11.50, subject to adjustment (refer to Note I—Debt for detail). Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and Merger transaction costs and other costs paid through the funds flow of $9,802, consisting of marketing, legal and other professional fees.

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

Immediately prior to the closing of the Merger, but following the consummation of GigCapital4’s domestication to a Delaware corporation, the authorized capital stock of GigCapital4 consisted of 501,000,000 shares, including (i) 500,000,000 shares of common stock and (ii) 1,000,000 shares of preferred stock. 135,566,227 shares of common stock and no shares of the preferred stock were outstanding as of December 31, 2021. At the effective time of the Merger, 100 units of BigBear.ai Holdings were cancelled and automatically deemed for all purposes to represent the Parent’s right to receive, in the aggregate, $75 million in cash and shares in GigCapital4, and Parent exchanged its 100 units of BigBear.ai Holdings for 105,000,000 shares of BigBear.ai’s common stock. In addition, 8,000,000 shares of PIPE financing were issued and 1,495,320 shares were issued to certain advisors. AE Industrial Partners, LP (“AE”) became the majority stockholder of the Company, via its ownership of PCISM Ultimate Holdings, LLC (subsequently renamed to BBAI Ultimate Holdings, LLC), following the close of the Merger (83.5%).

Note B—Summary of Significant Accounting Policies

Basis of Presentation

We prepared these accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. Amounts presented within the consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit, and per share amounts.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-08, Business Combinations (“ASC 805”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). Upon the issuance of ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which provides a single comprehensive accounting model on revenue recognition for contracts with customers, stakeholders indicated that there are differing views on whether the concept of a performance obligation introduced by ASC 606 should be used to determine whether a contract liability is recognized in a business combination from revenue contracts. Before the adoption date of ASC 606, a liability for deferred revenue was generally recognized in an acquirer’s financial statements if it represented a legal obligation. The amendments in ASU 2021-08 address how to determine whether a contract liability is recognized by the acquirer in a business combination. Additionally, stakeholders raised questions about how to apply ASC 805 to contracts with a customer acquired in a business. Under current practice, the timing of payment for a revenue contract may subsequently affect the amount of post-acquisition revenue recognized by the acquirer. For example, if two revenue contracts with identical performance obligations are acquired but one contract is paid upfront before the acquisition and the other contract is paid over the contract term after the acquisition, the amount of revenue recognized by the acquirer after the business combination likely would differ between the two acquired contracts. The amendments in ASU 2021-08 resolve this inconsistency by providing specific guidance on how to recognize and measure acquired contract assets and contract liabilities from revenue contracts in a business combination. The new guidance will be effective for the years beginning after December 15, 2022. The Company prospectively adopted ASU 2021-08 as of January 1, 2022.

Note C—Restructuring Charges

The restructuring charges resulted from a strategic review of the Company’s capacity and future projections, with the purpose being to better align our organization and cost structure and improve the affordability of our products and services. During the three and nine months ended September 30, 2022, we recorded employee separation costs of $1.6 million, net of tax benefits. A liability reflecting unpaid employee separation costs of $603 is presented on the consolidated balance sheets within other current liabilities.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note D—Business Combinations

ProModel Acquisition

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired 100% of the equity interest in ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment.

The purchase agreement with the sellers of ProModel Corporation also stipulates that certain funds would be held in escrow (“Indemnity Escrow Deposit,” “Distribution Withholding Deposit,” and “Adjustment Escrow Deposit”), for the benefit of the seller. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Adjustment Escrow Amount of $200, the Distribution Withholding Escrow Amount of $100, and the Indemnity Escrow Amount of $100 shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

The following table summarizes the preliminary fair value of the consideration transferred and the preliminary estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

April 7, 2022
Cash paid	$8,559
Equity issued	7,501
Purchase consideration	$16,060
Assets:
Cash	$4,094
Accounts receivable	743
Prepaid expenses and other current assets	1,600
Contract assets	398
Property and equipment	83
Other non-current assets	21
Intangible assets	9,300
Total assets acquired	$16,239
Liabilities:
Accounts payable	5
Accrued liabilities	7,752
Contract liabilities	1,555
Deferred tax liabilities	1,608
Total liabilities acquired	$10,920
Fair value of net identifiable assets acquired	5,319
Goodwill	$10,741

The following table summarizes the intangible assets acquired by class:

April 7, 2022
Technology	$3,500
Customer relationships	5,800
Total intangible assets	$9,300

The acquired technology and customer relationship intangible assets have a weighted-average estimated useful lives of 7 years and 20 years, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The amounts above represent the current preliminary fair value estimates as the measurement period is still open as of September 30, 2022. The Company is finalizing the valuation analysis.

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

The following table presents the revenue and earnings of ProModel Corporation included within the consolidated statements of operations during the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net revenue	$1,619	$3,115
Net loss	(1,830)	(2,722)

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three and nine-month periods ended September 30, 2022 and September 30, 2021 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$40,651	$41,737	$115,899	$116,520
Net loss	(16,110)	(4,246)	(92,856)	(9,197)
Transaction expenses	—	—	1,585	—

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

The Company incurred $0 and $1,585 of transaction expenses attributable to the acquisition of ProModel Corporation during the three and nine months ended September 30, 2022, respectively.

Note E—Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities, and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Private warrants and written put options are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note O—Warrants for information on the Level 3 inputs used to value the private warrants and Note M—Written Put Option for information on the Level 3 inputs used to value the written put options.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the financial liabilities measured at fair value on a recurring basis:

		September 30, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$36	$36
Written put options	Derivative liabilities	—	—	—	—

		December 31, 2021
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$319	$319
Written put options	Derivative liabilities	—	—	44,827	44,827

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	Private warrants	Written put options
December 31, 2021	$319	$44,827
Changes in fair value	(240)	(1,281)
Settlements	(43)	(43,546)
September 30, 2022	$36	$—

Note F—Goodwill

During the second quarter of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessment should be performed.
The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date.

The carrying value of the Cyber & Engineering reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252, which was included within the consolidated statement of operations for the nine months ended September 30, 2022. As of June 30, 2022, the estimated fair value of the Analytics reporting unit exceeded its carrying value by 8.3%. An increase in the WACC of approximately 1% or a reduction in the forecasted revenues of approximately 3% would have resulted in an impairment of the goodwill within the Analytics reporting unit using the Income Approach.

We performed a quarterly assessment to identify potential indicators of impairment for our Analytics reporting unit during the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

three months ended September 30, 2022. Based on our performed assessment, we did not identify any impairment indicators for the Analytics reporting unit during the three months ended September 30, 2022 and determined that it was not more likely than not that the carrying value of the Analytics reporting unit exceeded its fair value.

We perform an annual review of goodwill for impairment during the fourth quarter and whenever events or other changes in circumstances indicate that the carrying value may not be fully recoverable.

The table below presents the changes in the carrying amount of goodwill by reporting unit:

	Cyber & Engineering	Analytics	Total
As of December 31, 2021	$35,252	$56,384	$91,636
Goodwill arising from the ProModel Corporation acquisition	—	10,741	10,741
Goodwill impairment	(35,252)	—	(35,252)
As of September 30, 2022	$—	$67,125	$67,125

Accumulated impairment losses to goodwill were $35,252 as of September 30, 2022 and are related to the Cyber & Engineering reporting unit.

Note G—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	September 30, 2022	December 31, 2021
Prepaid expenses	$4,234	$2,217
Prepaid insurance	850	4,265
Pre-contract costs(1)	—	546
Total prepaid expenses and other current assets	$5,084	$7,028
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

Pre-contract costs that are initially capitalized in prepaid assets and other current assets are generally recognized as cost of revenues consistent with the transfer of products or services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of September 30, 2022 and December 31, 2021, $— and $546 of pre-contract costs were included in prepaid expenses and other current assets, respectively.

Note H—Accrued Liabilities
The table below presents details on accrued liabilities:

	September 30, 2022	December 31, 2021
Payroll accruals	$12,446	$9,011
Accrued interest	3,567	842
Other accrued expenses	1,481	882
Total accrued liabilities	$17,494	$10,735

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note I—Debt

The table below presents the Company’s debt balances:

	September 30, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	769	4,233
Total debt	200,769	204,233
Less: unamortized issuance costs	8,170	9,636
Total debt, net	192,599	194,597
Less: current portion	769	4,233
Long-term debt, net	$191,830	$190,364

Bank of America Senior Revolver

The Company is party to a senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), entered into on December 7, 2021 (the “Closing Date”), providing the Company with a $25.0 million senior secured revolving credit facility as of November 8, 2022 (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

The Senior Revolver is secured by a pledge of 100% of the equity of certain of the Company’s wholly owned subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets. The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. The Company may increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $25.0 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, are satisfied.

As of the Closing Date, borrowings under the Senior Revolver bear interest, at the Company’s option, at:
(i)A Base Rate plus a Base Rate Margin of 2.00%. Base Rate is a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) Bloomberg Short-Term Yield Index (“BSBY”) Rate plus 1.00%; or
(ii)The BSBY Rate plus a BSBY Margin of 1.00%.

The Base Rate Margin and BSBY Margin became subject to adjustment based on the Company’s Secured Net Leverage Ratio after March 31, 2022. The Company is also required to pay unused commitment fees and letter of credit fees under the Bank of America Credit Agreement. The Second Amendment (defined below) increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%.

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result was unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment (the “First Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

As of September 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of the Bank of America Credit Agreement. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment.

The Second Amendment removes the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio. See Note U—Subsequent Events for additional information regarding the Second Amendment.

Based on current forecasts, management believes that it is reasonably likely that the Company may fail to meet the minimum Adjusted EBITDA requirements of the Bank of America Credit Agreement in future periods and therefore, may be unable to draw on the facility. Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs, and it is considered unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

As of September 30, 2022, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $441 as of September 30, 2022, are recorded on the balance sheet and are presented in other non-current assets.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2022, the Company was in compliance with all covenants.

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

As of September 30, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $8.2 million of unamortized debt issuance costs.

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

Note K—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate	(1.6)%	29.7%	1.6%	27.3%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three and nine months ended September 30, 2022 and as a limited liability company which elected to be taxed as a corporation for federal, state, and local income tax purposes for the three and nine months ended September 30, 2021. The effective tax rate for the three and nine months ended September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, and the change in the valuation allowance primarily resulting from the ProModel Corporation acquisition. The effective tax rate for the three and nine months ended September 30, 2021 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local corporate income taxes, offset by non-deductible transaction expenses.

Note L—Commitments and Contingencies

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows.

Note M—Written Put Option

Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of FPAs with Highbridge Tactical Credit Master Fund. L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Investors”), Tenor Opportunity Master Fund Ltd. (“Tenor”), and Glazer Capital, LLC and Meteora Capital, LLC (the “Glazer Investors,” together with the Highbridge Investors and Tenor, the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors had the right to sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

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

As of December 31, 2021, the Written Put Option had a fair value of $44,827 and was presented on the consolidated balance sheets as a derivative liability. During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 was presented in net decrease in fair value of derivatives on the consolidated statements of operations for the nine months ended September 30, 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note N—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	September 30, 2022	December 31, 2021
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	126,273,215	135,566,227

Treasury Stock

During the nine months ended September 30, 2022, the Company repurchased 9,952,803 shares at a cost of $57,350 to settle the Company’s obligations under the FPAs. These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity.

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	September 30, 2022	December 31, 2021
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note O—Warrants

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

As of September 30, 2022 and December 31, 2021, there were 12,115,130 and 11,959,939 public warrants issued and outstanding, respectively.

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

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2022	December 31, 2021
Fair value of each private warrant	$0.17	$0.87
Exercise price	$11.50	$11.50
Common stock price	$1.57	$5.66
Expected option term (in years)	4.20	4.94
Expected volatility	64.30%	39.50%
Risk-free rate of return	4.10%	1.25%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of September 30, 2022, the private warrants have a fair value of $36 and are presented on the consolidated balance sheets within other non-current liabilities. The gain of $102 and $283 recognized as a result of the change in fair value for the three and nine months ended September 30, 2022, respectively, are presented in net decrease in fair value of derivatives on the consolidated statements of operations.

As of September 30, 2022 and December 31, 2021, there were 210,642 and 366,533 private warrants issued and outstanding, respectively.

Note P—Equity-Based Compensation

Class A Units granted to Board of Directors

Prior to the Merger, certain members of the Board of Directors of the Company had elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted by the Parent were determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the three and nine months ended September 30, 2022. The total value of the Class A units granted to such Board of Directors for the three and nine months ended September 30, 2021 was $30 and $86, respectively, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

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

On December 7, 2021, the previously announced Merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date, which resulted in approximately 17.0% of the compensation expense for Tranche II being recognized during the year ended December 31, 2021. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. During the nine months ended September 30, 2022, the Company’s Parent modified the vesting conditions for two former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $— and $1,687 during the three and nine months ended September 30, 2022, respectively. The total compensation expense recognized by the Company for Tranche II Incentive Units, including the effects of modifications, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-based compensation expense in selling, general and administrative	$977	$—	$6,251	$—
Equity-based compensation expense in cost of revenues	(105)	—	538	—
Total compensation expense	$872	$—	$6,789	$—

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2021	3,760,000
Granted	—
Vested	(1,040,000)
Forfeited	(575,000)
Unvested as of September 30, 2022	2,145,000
As of September 30, 2022, there was approximately $10,297 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 1.33 years.

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

During the nine months ended September 30, 2022, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $5.92. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Option will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of the Stock Options as estimated on the grant date using the Black-Scholes OPM using the following assumptions:

Stock Options grant date	August 29, 2022	June 13, 2022	March 30, 2022
Number of Stock Options granted	81,701	101,215	424,017
Price of common stock on the grant date	$1.53	$4.94	$8.24
Expected option term (in years)	10.00	10.00	6.26
Expected volatility	66.0%	57.0%	54.0%
Risk-free rate of return	3.2%	3.5%	2.4%
Expected annual dividend yield	—%	—%	—%

Fair value of the Stock Options on the grant date	$0.96	$2.85	$4.67

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	482,000	$9.99	10.00	$—
Granted	606,933	5.92
Exercised	—	—
Forfeited	(231,314)	9.14
Outstanding as of September 30, 2022	857,619	$7.34	9.25	$3

Vested and exercisable as of September 30, 2022	19,088	$9.62	0.00	$3

The Stock Options had an intrinsic value of $3 as of September 30, 2022. The Company recognizes equity-based compensation expense for the Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of September 30, 2022, there was approximately $3,026 of unrecognized compensation costs related to the Options, which is expected to be recognized over the remaining weighted average period of 3.31 years.

Restricted Stock Units

During the nine months ended September 30, 2022, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 3,358,298 RSUs to employees during the nine months ended September 30, 2022. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 100% on the one year anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	403,300	$10.03
Granted	3,358,298	5.17
Vested	(15,141)	8.91
Forfeited	(800,700)	5.82
Unvested as of September 30, 2022	2,945,757	$5.64

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of September 30, 2022, there was approximately $13,211 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 3.17 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to certain employees. The percentage of vesting is based on achieving certain performance criteria during each respective measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	150,000	$10.03
Granted	175,000	1.53
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2022	325,000	$5.45
As of September 30, 2022, it was not considered probable that the performance conditions of the PSUs would be achieved. As a result, equity-based compensation expense previously recognized for the PSUs was reversed. Equity-based compensation of $(185) and $— was recognized during the three and nine months ended September 30, 2022, respectively.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,212,786 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of September 30, 2022, no shares had been sold under the ESPP. As of September 30, 2022, the Company has withheld employee contributions of $888, which are presented on the consolidated balance sheets within other current liabilities.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of September 30, 2022, there was approximately $126 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below present the total equity-based compensation expense recognized for Class A and B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity-based compensation expense in selling, general and administrative	$1,635	$30	$8,634	$86
Equity-based compensation expense in cost of revenues	571	—	2,280	—
Equity-based compensation expense in research and development	16	—	246	—
Total equity-based compensation expense	$2,222	$30	$11,160	$86
Note Q—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per share	2022	2021	2022	2021
Numerator:
Net loss	$(16,110)	$(3,146)	$(91,779)	$(8,758)
Denominator:
Weighted average shares outstanding—basic and diluted	126,270,282	105,000,000	128,103,625	105,000,000
Basic and diluted net loss per Share	$(0.13)	$(0.03)	$(0.72)	$(0.08)

As of September 30, 2022, there were outstanding Stock Options to purchase 857,619 shares of common stock at a weighted-average exercise price of $7.34, outstanding private warrants and public warrants to convert to 210,642 shares and 12,115,130 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 1,118,720 shares of common stock, and outstanding RSUs and PSUs representing the right to receive 2,945,757 shares and 325,000 shares of common stock, respectively. Because of the net loss incurred during the three and nine months ended September 30, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations. There were no potentially dilutive instruments for the three and nine months ended September 30, 2021.

Note R—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Time and materials	$26,728	$22,879	$77,385	$79,840
Firm fixed price	9,812	17,340	24,764	32,260
Cost-plus	4,111	—	12,505	—
Total revenues	$40,651	$40,219	$114,654	$112,100

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

in time was insignificant for all periods presented.

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended September 30, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$7,559	$—	$7,559	19%
Customer B	4,391	—	4,391	11%
Customer C	—	7,878	7,878	19%
All others	6,001	14,822	20,823	51%
Total revenues	$17,951	$22,700	$40,651	100%

	Three Months Ended September 30, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$7,994	$—	$7,994	20%
Customer B	3,783	—	3,783	9%
Customer C	—	6,010	6,010	15%
All others	7,452	14,980	22,432	56%
Total revenues	$19,229	$20,990	$40,219	100%

	Nine Months Ended September 30, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$22,149	$—	$22,149	19%
Customer B	13,293	—	13,293	12%
Customer C(1)	—	20,806	20,806	18%
All others	18,460	39,946	58,406	51%
Total revenues	$53,902	$60,752	$114,654	100%

	Nine Months Ended September 30, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$24,503	$—	$24,503	22%
Customer B	11,202	—	11,202	10%
Customer C(1)	—	6,010	6,010	5%
All others	22,334	48,051	70,385	63%
Total revenues	$58,039	$54,061	$112,100	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	September 30, 2022	December 31, 2021
Contract assets	$1,323	$628
Contract liabilities	$4,758	$4,207

The change in contract assets between December 31, 2021 and September 30, 2022 was primarily driven by services rendered for Analytics customers that are yet to be invoiced. The change in contract liability balances between December 31, 2021 and September 30, 2022 was primarily driven by payments received in advance of services rendered for Analytics customers. Revenue recognized in the nine months ended September 30, 2022 that was included in the contract liability balance as of December 31, 2021 was $4,207.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net EAC Adjustments, before income taxes	$1,799	$1,457	$1,165	$1,681
Net EAC Adjustments, net of income taxes	$1,421	$1,151	$920	$1,328
Net EAC Adjustments, net of income taxes, per diluted share	$0.01	$0.01	$0.01	$0.01

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $113 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note S—Reportable Segment Information

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended September 30, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$17,951	$22,700	$40,651
Segment adjusted gross margin	3,947	9,809	13,756
Segment adjusted gross margin %	22%	43%	34%
Research and development costs excluded from segment adjusted gross margin			(1,434)
Equity-based compensation excluded from segment adjusted gross margin			(571)
Operating expenses:
Selling, general and administrative			20,233
Research and development			1,785
Restructuring charges			1,562
Transaction expenses			566
Goodwill impairment			—
Operating loss			(12,395)
Net decrease in fair value of derivatives			(102)
Interest expense			3,557
Other expense			8
Loss before taxes			$(15,858)

	Three Months Ended September 30, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$19,229	$20,990	$40,219
Segment adjusted gross margin	4,126	10,317	14,443
Segment adjusted gross margin %	21%	49%	36%
Research and development costs excluded from segment adjusted gross margin			(3,645)
Equity-based compensation excluded from segment adjusted gross margin			—
Operating expenses:
Selling, general and administrative			12,038
Research and development			1,363
Restructuring charges			—
Transaction expenses			—
Goodwill impairment			—
Operating loss			(2,603)
Net decrease in fair value of derivatives			—
Interest expense			1,870
Other income			—
Loss before taxes			$(4,473)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

	Nine Months Ended September 30, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$53,902	$60,752	$114,654
Segment adjusted gross margin	12,253	26,224	38,477
Segment adjusted gross margin %	23%	43%	34%
Research and development costs excluded from segment adjusted gross margin			(4,989)
Equity-based compensation excluded from segment adjusted gross margin			(2,280)
Operating expenses:
Selling, general and administrative			69,205
Research and development			7,194
Restructuring Charges			1,562
Transaction expenses			2,151
Goodwill impairment			35,252
Operating loss			(84,156)
Net decrease in fair value of derivatives			(1,564)
Interest expense			10,666
Other expense			12
Loss before taxes			$(93,270)

	Nine Months Ended September 30, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$58,039	$54,061	$112,100
Segment adjusted gross margin	12,701	26,042	38,743
Segment adjusted gross margin %	22%	48%	35%
Research and development costs excluded from segment adjusted gross margin			(8,502)
Equity-based compensation excluded from segment adjusted gross margin			—
Operating expenses:
Selling, general and administrative			32,557
Research and development			4,158
Restructuring charges			—
Transaction expenses			—
Goodwill impairment			—
Operating loss			(6,474)
Net decrease in fair value of derivatives			—
Interest expense			5,579
Other income			(1)
Loss before taxes			$(12,052)

The following table presents the assets by segment as of the following periods:

	September 30, 2022				December 31, 2021
	Cyber & Engineering	Analytics	Corporate	Total	Cyber & Engineering	Analytics	Corporate	Total
Total assets	$39,839	$171,970	$5,101	$216,910	$74,808	$154,085	$154,429	$383,322

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note T—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $— and $675 during the nine months ended September 30, 2022 and September 30, 2021, respectively.

During the three and nine months ended September 30, 2022, the Company paid or accrued $592 and $1,767, respectively, as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $328 and $975, respectively, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company paid or accrued $115 and $172, respectively, as compensation expense for the Board of Directors, including aggregate fair value of $30 and $86, respectively, of Parent’s Class A Units.

Note U—Subsequent Events

As of September 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of the Bank of America Credit Agreement. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. The Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant following the Second Amendment. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai,” “BigBear.ai Holdings,” or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai, ” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021.

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

Recent Developments

Acquisition Activity

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition of ProModel Corporation was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment. Refer to Note D—Business Combinations of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information. For risks related to the transaction, see Item 1A. Risk Factors —Risks Related to Our Business and Industry — We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments — included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

COVID-19 Operational Posture and Current Impact

The COVID-19 pandemic continued to cause business impacts in the first nine months of 2022. The emergence of the Omicron variant in late 2021 and resulting increase in COVID cases in early 2022 adversely impacted our operations. During the first nine months of 2022, our performance was adversely affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees by encouraging them to get vaccinated, including booster shots.

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute on our customer contracts in the expected timeframe, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign vaccine mandates, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our solutions are also difficult to predict but could negatively affect our future results and performance.

For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A. Risk Factors — Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

First Amendment and Second Amendment to the Bank of America Credit Agreement

As previously disclosed, as of June 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of the Credit Agreement (the “Bank of America Credit Agreement”), dated as of December 7, 2021, by and among the Company, the other borrowers party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent. The Company notified Bank of America N.A. of the covenant violation, and, on August 9, 2022, entered into the First Amendment (the “First Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

As of September 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of the Bank of America Credit Agreement. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. The Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant following the Second Amendment. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

See the Liquidity and Capital Resources section below and Note U—Subsequent Events of the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the First Amendment and Second Amendment.

Components of Results of Operations

Revenues

We generate revenue by providing our customers with highly customizable solutions and services for data ingestion, data enrichment, data processing, AI, ML, predictive analytics and predictive visualization. We have a diverse base of customers, including government defense, government intelligence, as well as various commercial enterprises.

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

Restructuring Charges

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives.

Transaction Expenses

Transaction expenses consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

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

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$40,651	$40,219	$114,654	$112,100
Cost of revenues	28,900	29,421	83,446	81,859
Gross margin	11,751	10,798	31,208	30,241
Operating expenses:
Selling, general and administrative	20,233	12,038	69,205	32,557
Research and development	1,785	1,363	7,194	4,158
Restructuring charges	1,562	—	1,562	—
Transaction expenses	566	—	2,151	—
Goodwill impairment	—	—	35,252	—
Operating loss	(12,395)	(2,603)	(84,156)	(6,474)
Net decrease in fair value of derivatives	(102)	—	(1,564)	—
Interest expense	3,557	1,870	10,666	5,579
Other expense (income)	8	—	12	(1)
Loss before taxes	(15,858)	(4,473)	(93,270)	(12,052)
Income tax expense (benefit)	252	(1,327)	(1,491)	(3,294)
Net loss	$(16,110)	$(3,146)	$(91,779)	$(8,758)

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues
Cyber & Engineering	$17,951	$19,229	$(1,278)	(6.6)%
Analytics	22,700	20,990	1,710	8.1%
Total Revenues	$40,651	$40,219	$432	1.1%

Cyber & Engineering revenues decreased by $1,278 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as a result of reduced order volume related to certain procurement programs.

Analytics revenues increased by $1,710 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily driven by new contracts awarded during the three months ended September 30, 2022, including the award of the U.S. Army Global Force Information Management (“GFIM”) contract.

Cost of Revenues

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Cost of revenues
Cyber & Engineering	$14,712	$15,502	$(790)	(5.1)%
Analytics	14,188	13,919	269	1.9%
Total cost of revenues	$28,900	$29,421	$(521)	(1.8)%

Cost of revenues as a percentage of revenues
Cyber & Engineering	82%	81%
Analytics	63%	66%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues increased to 82% for three months ended September 30, 2022 as compared to 81% for the three months ended September 30, 2021 due to higher volume of subcontractor costs on certain contracts as compared to the same period in 2021.

Analytics cost of revenues as a percentage of Analytics revenues decreased to 63% for the three months ended September 30, 2022 as compared to 66% for the three months ended September 30, 2021. The decrease in cost of revenue as a percentage of Analytics revenue is primarily due to certain lower margin contracts during the three months ended September 30, 2021 that were not repeated during the same period in 2022.

SG&A

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
SG&A	$20,233	$12,038	$8,195	68.1%
SG&A as a percentage of revenues	50%	30%

SG&A expenses as a percentage of total revenues for three months ended September 30, 2022 increase to 50% as compared to 30% for the three months ended September 30, 2021, which was primarily driven by $1,605 of equity-based compensation cost, and $1,153 related to D&O insurance. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company.

Additionally, the increase for the three months ended September 30, 2022 includes $2,075 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$1,785	$1,363	$422	31.0%

Research and development expenses increased by $422 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase in research and development expenses was driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Restructuring Charges

	Three Months Ended September 30,
	2022	2021
Restructuring charges	$1,562	$—

Restructuring charges for the three months ended September 30, 2022 consist of employee separation costs related to strategic cost saving initiatives.

Transaction Expenses

	Three Months Ended September 30,
	2022	2021
Transaction expenses	$566	$—

Transaction expenses for the three months ended September 30, 2022 consist of costs associated with evaluating acquisition opportunities.

Net Decrease in Fair Value of Derivatives

	Three Months Ended September 30,
	2022	2021
Net decrease in fair value of derivatives	$(102)	$—

The net decrease in fair value of derivatives of $102 for the three months ended September 30, 2022 consists of fair value remeasurements of private warrants.

Interest Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$3,557	$1,870	$1,687	90.2%

Interest expense increased by $1,687 during the three months ended September 30, 2022 as compared to three months ended September 30, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. See the Liquidity and Capital Resources section below for more information.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$252	$(1,327)	$1,579	(119.0)%
Effective tax rate	(1.6)%	29.7%
The decrease in the effective tax rate for the three months ended September 30, 2022 from the three months ended September 30, 2021 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances. The effective tax rate for the three months ended September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, offset by a change in the valuation allowance.

As of September 30, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note K—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Revenues
Cyber & Engineering	$53,902	$58,039	$(4,137)	(7.1)%
Analytics	60,752	54,061	6,691	12.4%
Total Revenues	$114,654	$112,100	$2,554	2.3%

Cyber & Engineering revenues decreased by $4,137 during the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 as a result of reduced order volume related to certain procurement programs.

Analytics revenues increased by $6,691 during the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, primarily driven by revenue from our acquisition of ProModel Corporation in April of 2022 as well as new contracts awarded during the nine months ended September 30, 2022, including the award of the GFIM contract.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Cost of revenues
Cyber & Engineering	$43,725	$46,642	$(2,917)	(6.3)%
Analytics	39,721	35,217	4,504	12.8%
Total cost of revenues	$83,446	$81,859	$1,587	1.9%

Cost of revenues as a percentage of revenues
Cyber & Engineering	81%	80%
Analytics	65%	65%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues increased to 81% for nine months ended September 30, 2022 as compared to 80% for the nine months ended September 30, 2021 due to higher volume of subcontractor costs on certain contracts as compared to the same period in 2021.

Analytics cost of revenues as a percentage of Analytics revenues remained flat at 65% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

SG&A

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
SG&A	$69,205	$32,557	$36,648	112.6%
SG&A as a percentage of revenues	60%	29%

SG&A expenses as a percentage of total revenues for nine months ended September 30, 2022 increased to 60% as compared to 29% for the nine months ended September 30, 2021, which was primarily driven by $6,490 investment in commercial start-up costs, $8,548 of equity-based compensation cost, and $3,459 related to D&O insurance. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company.

Additionally, the increase for the nine months ended September 30, 2022 includes $741 related to capital market advisory fees related to advisors who assisted with the Business Combination and various integration projects and $6,474 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Research and development	$7,194	$4,158	$3,036	73.0%

Research and development expenses increased by $3,036 during the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021. The increase in research and development expenses was driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Restructuring Charges

	Nine Months Ended September 30,
	2022	2021
Restructuring charges	$1,562	$—

Restructuring charges for the three months ended September 30, 2022 consist of employee separation costs related to strategic cost saving initiatives.

Transaction Expenses

	Nine Months Ended September 30,
	2022	2021
Transaction expenses	$2,151	$—

Transaction expenses for the nine months ended September 30, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

	Nine Months Ended September 30,
	2022	2021
Goodwill impairment	$35,252	$—

Goodwill impairment for the nine months ended September 30, 2022 consists of a $35,252 non-cash impairment of the goodwill in the Cyber & Engineering reporting unit.

Net Decrease in Fair Value of Derivatives

	Nine Months Ended September 30,
	2022	2021
Net decrease in fair value of derivatives	$(1,564)	$—

The net decrease in fair value of derivatives of $1,564 for the nine months ended September 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option balance was $— as of September 30, 2022.

Interest Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Interest expense	$10,666	$5,579	$5,087	91.2%

Interest expense increased by $5,087 during the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. See the Liquidity and Capital Resources section below for more information.

Income Tax Benefit

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Income tax expense (benefit)	$(1,491)	$(3,294)	$1,803	(54.7)%
Effective tax rate	1.6%	27.3%
The decrease in the effective tax rate for the nine months ended September 30, 2022 from the nine months ended September 30, 2021 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances. The effective tax rate for the nine months ended September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, offset by a change in the valuation allowance primarily resulting from the ProModel Corporation acquisition.

As of September 30, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note K—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(16,110)	$(3,146)	$(91,779)	$(8,758)
Interest expense	3,557	1,870	10,666	5,579
Income tax benefit	252	(1,327)	(1,491)	(3,294)
Depreciation and amortization	2,038	1,759	5,764	5,432
EBITDA	(10,263)	(844)	(76,840)	(1,041)
Adjustments:
Equity-based compensation	2,222	30	11,160	86
Net decrease in fair value of derivatives(1)	(102)	—	(1,564)	—
Restructuring charges(2)	1,562	—	1,562	—
Capital market advisory fees(3)	—	1,510	741	3,956
Termination of legacy benefits(4)	—	1,482	—	1,482
Management fees(5)	—	229	—	683
Integration costs(6)	2,075	740	6,474	1,245
Commercial start-up costs(7)	—	773	6,490	773
Transaction expenses(8)	566	—	2,151	—
Goodwill impairment(9)	—	—	35,252	—
Adjusted EBITDA	$(3,940)	$3,920	$(14,574)	$7,184

(1)	The decrease in fair value of derivatives primarily relates to the changes in the fair value of certain Forward Share Purchase Agreements (FPAs) that were entered into prior to the closing of the Business Combination and were fully settled during the first quarter of 2022, as well as changes in the fair value of private warrants.
(2)
In the third quarter of 2022, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(3)	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
(4)	In the third quarter of 2021, the Company elected to terminate certain legacy employee incentive benefits with final payments made in the fourth quarter of 2021.
(5)	Management and other related consulting fees paid to AE Partners. These fees ceased subsequent to the Business Combination.
(6)	Internal integration costs related to business combinations.
(7)	Commercial start-up costs include certain non-recurring expenses associated with tailoring the Company’s software products for commercial customers and use cases.
(8)	Transaction expenses primarily related to the acquisition of ProModel Corporation, which closed on April 7, 2022, as well as costs associated with evaluating other acquisition opportunities.
(9)	During the second quarter of 2022, the Company recognized a non-cash goodwill impairment charge related to its Cyber & Engineering business segment.

Free Cash Flow

Free cash flow is defined as net cash (used in) provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, computed in accordance with GAAP:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(38,390)	$1,222
Capital expenditures, net	(736)	(601)
Free cash flow	$(39,126)	$621

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

The following table summarizes certain backlog information (in thousands):

	September 30, 2022	December 31, 2021
Funded	$60,548	$78,258
Unfunded	52,781	68,203
Priced, unexercised options	143,263	143,969
Unpriced, unexercised options	31,620	31,680
Total backlog	$288,212	$322,110

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

As stated in Note I—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company was not in compliance with the covenants of the Senior Revolver as of September 30, 2022. Although the Company entered into the First Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022, and the Second Amendment, which removed the requirement to comply with the minimum Fixed Charge Coverage ratio, it is currently unable to draw on the Senior Revolver.

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

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	September 30, 2022	December 31, 2021
Available cash and cash equivalents	$21,955	$68,900
Available borrowings from our existing credit facilities	—	15,000
Total available liquidity	$21,955	$83,900

The following table summarizes our existing credit facilities:

	September 30, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	769	4,233
Total debt	200,769	204,233
Less: unamortized issuance costs	8,170	9,636
Total debt, net	192,599	194,597
Less: current portion	769	4,233
Long-term debt, net	$191,830	$190,364

Bank of America Senior Revolver

BigBear.ai is party to a senior Bank of America Credit Agreement, entered into on December 7, 2021, providing BigBear.ai with a $25.0 million senior secured revolving credit facility as of November 8, 2022 (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025.

The Senior Revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan will reduce the amount available under the revolving credit facility. BigBear.ai may increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $25.0 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, are satisfied.

The Bank of America Credit Agreement requires BigBear.ai to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result is currently unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022. The Company further entered into the Second Amendment on November 8, 2022, which removed the requirement that the Company comply with a minimum Fixed Charge Coverage ratio, among other changes.

The Second Amendment does not provide the Company access to draw on the Senior Revolver, including the borrowing capacity available for letters of credit and swing loans thereunder. However, the Company may regain its access to draw on the Senior Revolver by reporting Adjusted EBITDA of at least one dollar. Based on the Company’s projected cash flow and liquidity needs, which incorporate certain cost saving measures, we believe the Company’s current working capital is sufficient to fund the short-term operations of the business and it is unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

As of September 30, 2022, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $441 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note I—Debt and Note U—Subsequent Events of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, are convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note I—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes mature on December 15, 2026.

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2022, the Company was in compliance with all covenants.

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

As of September 30, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $8.2 million of unamortized debt issuance costs.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium. The D&O Financing Loan has an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	(38,390)	1,222
Net cash used in investing activities	(5,201)	(825)
Net cash (used in) provided by financing activities	(104,375)	675
Net (decrease) increase in cash and cash equivalents and restricted cash	(147,966)	1,072
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$21,955	$10,776

Operating activities

For the nine months ended September 30, 2022, net cash used in operating activities was $38,390. Net loss before deducting depreciation, amortization and other non-cash items was $40,992 and was partially offset by a favorable change in net working capital of $2,602 which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by a decrease in prepaid and other current assets of $3,549, an increase in accounts payable of $1,946, and an increase in other liabilities of $1,760. These favorable changes were partially offset by an increase in accounts receivable of $2,359, a decrease in accrued liabilities of $993, and a decrease in contract liabilities of $1,004.

For the nine months ended September 30, 2021, net cash provided by operating activities was $1,222. Net loss before deducting depreciation, amortization and other non-cash items was $6,152 and partially offset by a favorable change in net working capital of $7,374 during this period. The favorable change in net working capital was largely driven by an increase in contract liabilities of $1,595, an increase in accounts payable of $6,737, and an increase in accrued liabilities of $4,733. These increases were partially offset by an increase in contract assets of $288 and an increase in prepaid and other current assets of $5,829.

Investing activities

For the nine months ended September 30, 2022, net cash used in investing activities was $5,201, consisting of the net cash used to acquire ProModel Corporation of $4,465 and purchase of property and equipment of $736.

For the nine months ended September 30, 2021, net cash used in investing activities was $825, consisting of the purchase of property and equipment of $601 and the settlement of escrow amounts related to the acquisition of businesses of $224.

Financing activities

For the nine months ended September 30, 2022, net cash used in financing activities was $104,375, primarily consisting of the purchase of Company shares as a result of settlement of the FPAs of $100,896, and the partial repayment of short-term borrowings of $3,464 related to the D&O Financing Loan.

For the nine months ended September 30, 2021, net cash provided by financing activities was $675, consisting of proceeds from the Company’s revolver of $1,500, offset by the partial repayment of the term loan of $825.

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

Goodwill Impairment Testing

During the second quarter of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessment should be performed. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252, which was included within the consolidated statement of operations for the nine months ended September 30, 2022. As of June 30, 2022, the estimated fair value of the Analytics reporting unit exceeded its carrying value by 8.3%. An increase in the WACC of approximately 1% or a reduction in the forecasted revenues of approximately 3% would have resulted in an impairment of the goodwill within the Analytics reporting unit using the Income Approach.

Our Analytics reporting unit had $67,125 of goodwill as of September 30, 2022. The goodwill balance for this reporting unit continues to be at risk for future impairment for the reasons discussed above.

We performed a quarterly assessment to identify potential indicators of impairment for our Analytics reporting unit during the three months ended September 30, 2022. Based on our performed assessment, we did not identify any impairment indicators for the Analytics reporting unit during the three months ended September 30, 2022 and determined that it was not more likely than not that the carrying value of the Analytics reporting unit exceeded its fair value. We will continue to closely monitor the operational performance of this reporting unit, including the impacts of our revenue and gross margin projections, as well as the realization of cost reductions resulting from our recently initiated cost savings measures in assessing the fair value of goodwill.

Recent Accounting Pronouncements

See Note B—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock including derivative liabilities and convertible debt. Decreases in the value of our common stock have triggered certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the conversion price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. In addition, the Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note M—Written Put Option and Note I—Debt in the notes to our consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of September 30, 2022, the outstanding principal amount of our debt was $200.8 million, excluding unamortized discounts and issuance costs of $8.2 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject to include the factors mentioned in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2022.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended September 30, 2022.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.1	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022	10-Q	8/12/2022	001-40031	10.1
10.2	Second Amendment to Credit Agreement with Bank of America, N.A.,					X
10.3	Separation Agreement and General Release, dated as of September 15, 2022, by and between BigBear.ai, LLC and Brian Frutchey	8-K	9/20/2022	001-40031	10.1
10.4	Offer Letter, dated as of October 11, 2022, between BigBear.ai Holdings, Inc. and Amanda Long	8-K	10/11/2022	001-40031	10.1
10.5	Separation Agreement and General Release, dated as of October 9, 2022, by and between BigBear.ai, LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.3
10.6	Consulting Agreement, dated as of October 9, 2022, between BigBear.ai LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.4
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

Date: November 10, 2022	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)