Form 10-K
period 2022-12-31
BigBear.ai Holdings, Inc.
filed 2023-03-31
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2022, based on the closing price of $5.66 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $37.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 141,477,297 shares of our common stock, $0.0001 par value per share, outstanding as of March 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K are incorporated by reference from the registrant’s amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year covered by this report.

2

BIGBEAR.AI HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2022

3

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding BigBear’s industry, future events, and other statements that are not historical facts. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects on us and should not be relied upon as representing BigBear’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are subject to a number of risks and uncertainties, including those relating to: changes in domestic and foreign business, market, financial, political, and legal conditions; delays caused by factors outside of our control, including changes in fiscal or contracting policies or decreases in available government funding; changes in government programs or applicable requirements; budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies; influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; changes in our ability to successfully compete for and receive task orders and generate revenue under Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts; potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the recent coronavirus outbreak; the identified material weaknesses in our internal controls over financial reporting (including the timeline to remediate the material weaknesses); increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors; the rollout of the business and the timing of expected business milestones; the effects of competition on our future business; our ability to obtain and access financing in the future; and other factor detailed below under “Risk Factors”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Some of these risks and uncertainties may in the future be amplified by the ongoing COVID-19 pandemic and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. Accordingly, undue reliance should not be placed upon the forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business

Company Overview

BigBear.ai Holdings, Inc.’s (“BigBear.ai” or the “Company”) mission is to help deliver clarity for our clients as they face their most complex decisions. BigBear.ai’s AI-powered decision intelligence solutions are leveraged across our Cyber & Engineering and Analytics business segments and in three primary markets—global supply chains & logistics, autonomous systems and cybersecurity. Our Cyber & Engineering segment provides high-end technology and management consulting services to our customers, focusing on cloud engineering and enterprise IT, cybersecurity, computer network operations and wireless, systems engineering, as well as strategy and program planning. Our Analytics segment provides high-end technology and consulting services to our customers, focusing on big data computing and analytical solutions, including predictive and prescriptive analytics solutions. BigBear.ai’s customers, including federal defense and intelligence agencies, manufacturers, third party logistics providers, retailers, healthcare, and life sciences organizations, rely on BigBear.ai’s solutions to empower leaders to decide on the best possible course of action by creating order from complex data, identifying blind spots, and building predictive outcomes. We are a technology-led solutions organization, providing both software and services to our customers.

Solutions and Services

BigBear.ai is a leader in the use of Artificial Intelligence (AI) and Machine Learning (ML) for decision support. We provide our customers with a competitive advantage in a world driven by data that is growing exponentially in terms of volume, variety, and velocity. We believe data—when leveraged effectively—can be a strategic asset for any organization.

Through our supply chain & logistics, autonomous systems and cybersecurity solutions, we help our customers make sense of the world in which they operate, understand how known and previously unforeseen forces impact their operations, and determine which decision and course of action will best achieve their objectives. With all of our solutions, as needed by each customer, we offer specialized consulting services to design, customize, deploy, operate, and support our solutions for federal and commercial customers. Due to the breadth and depth of experience and expertise in our team, many of our customers rely on BigBear.ai resources to supplement their technical and operational staff for long-term engagements as well.

# Markets We Serve

## Supply Chains & Logistics

- Complex Data Collection and Processing
- Operational Analysis
- Strategic Planning
- Geopolitical & Macroeconomic Forecasting

## Cybersecurity

- Reverse Engineering
- Threat analysis, identification and mitigation
- Vulnerability Assessment as a Service
- On-site Mission Execution partnership on Gov-Civ Teams

## Autonomous Systems

- Identify, and classify anomalous marine objects
- Predictive forecasting
- At scale orchestration of AI models

ARTIFICAL INTELLIGENCE * MACHINE LEARNING * EDGE SOFTWARE * CLOUD SOFTWARE * MISSION DECISION SUPPORT

BIGBEAR.AI

Supply Chains & Logistics Solutions

Our supply chain & logistics solutions include our Observe Data-as-a-Service (“DaaS”) solution, our ProModel discrete event simulator and our Dominate forecasting tool.

Observe DaaS—Data Conflation at Scale. Observe is a near-real time data collection and curation tool designed to collect and process enormous volumes of data from multiple domains, including BigBear.ai data collections, customer proprietary data, and third-party data, to create more holistic insights. Observe captures and distills data to identify relevant information, forming a more coherent and continuously updated view of the situations that matter to our customers anywhere across the globe. Our collections cover many subjects, including facilities, locations, news, events, social media, public communications, internet services and more. For situations that require a more customized solution, Observe collections can be used to enrich the customer’s proprietary data and analytics via modern, robust application programming interfaces (APIs). Our Observe DaaS solution is live in production, with over 25 sources, across more than 100 countries, and 140 million records processed daily.

ProModel Discrete Event Simulator—Course of Action Analysis & Digital Twin. ProModel is a robust discrete-event simulation technology that captures the behavior of complex interdependent processes and enables rapid course-of-action analysis through a “what if” user interface that allows customers to alter various parameters without changing the model directly. The ProModel digital twin modeling platform is used to plan, design and improve new or existing manufacturing, logistics, business processes and other operational systems, and has been implemented in multiple vertical use cases including shipyard planning (Shipyard AI), patient flow optimization in hospitals (Future Flow) and complex portfolio management (Enterprise Portfolio Simulator). Because our Discrete Event Simulator is built and deployed as foundational technology, it can be tailored to many use cases for customers based on specific needs and embedded in existing platforms for an optimal user experience.

Dominate—Macroeconomic & Geopolitical Forecasting. Dominate is a decision support engine that provides customers goal-oriented advice to help them determine the right decision or course of action to best achieve their desired results. Using technology derived from our battlefield expertise, Dominate forecasts future outcomes based on different decision options, assigns a likelihood to each of those outcomes, and allows users to understand potential impacts for each of these decision options. Dominate is based on a resilient analytical architecture specifically designed to make sense of data sets that are periodically dirty, erroneous, or full of gaps. Customers can easily manipulate constraints or modify outcome goals through an interactive interface to quickly reveal the impacts of different decisions. Even in complex environments, Dominate helps customers reveal unexpected insights and develop innovative courses of action.

Cybersecurity Solutions

“BEARCLAW”—AI-Powered, Machine Accelerated Binary Analysis and SpaceCREST—Vulnerability Assessment & Monitoring, Digital Twin. Our cybersecurity offerings include our Binary Extraction Analysis Repository / Customizable Logic Automated Workflow (“BEARCLAW”) engine and the Space Cyber Resiliency through Evaluation and Security Testing (“SpaceCREST”) laboratory environment. Our BEARCLAW engine is a modular framework that incorporates AI/ML to assess vulnerabilities using automation and our data collections to conduct analysis on binaries and better, more quickly inform analysts to help them rapidly identify and/or respond to threats.

SpaceCREST is a laboratory environment designed to study and evaluate vulnerabilities of space assets in a cyber-physical system, develop cyber resiliency, and provide situational awareness and monitoring of those assets. The SpaceCREST initiative leverages Redwire Corporation’s digital engineering ecosystem, including its Hyperion Operational Space Simulation (“HOSS”) Lab and Advanced Configurable Open-system Research Network (“ACORN”) capabilities. Using HOSS and the ACORN platform, BigBear.ai develops tools and technologies to perform vulnerability research on space infrastructure hardware components, identify potential vulnerabilities that could compromise space systems, and provide tools and techniques that demonstrate how to mitigate and protect against the potential vulnerabilities identified. SpaceCREST’s digital twin helps operators rapidly identify when an attack or system failure is occurring. SpaceCREST also performs catastrophic testing without physically destroying the space asset or interrupting operations and our team of specialists then develops cyber security to mitigate the risk of cyber-attacks for our customers.

Our specialists also provide ongoing offensive and defensive cybersecurity analysis services to certain key customers and our mission operators often partner with government teams to contribute to missions for the intelligence community and the Department of Defense (the “DoD”).

Autonomous Systems Solutions

We are well positioned to address the need for scaled cyber-physical systems for complex customers in the federal government, and in the future, the private sector. Our autonomous systems solutions currently in use by the DoD provide geospatial tracking, anomaly detection, computer vision capabilities, and AI at the edge. By conflating millions of data points using AI/ML, our autonomous systems benefit from increased situational awareness, enable predictive forecasts, and can alert both analysts and decision-makers of potential threats. Analysts can combine data sets, including traditional and nontraditional sources, including social media, traditional news media and event data (e.g., GDELT), SIGINT (e.g., X-band, Lband, AIS), SAR, weather and enterprise data sources, to improve situational awareness. Currently, our algorithms run against a myriad of sensors in a maritime environment to support forces who may be operating in disadvantaged or disconnected environments. We believe that this can be leveraged in ground, space, and air combat force contexts in the future.

Research & Development

Our team has more than 20 years of combined experience developing and deploying software products. Historically, much of our research and development has been funded and directed by defense and intelligence customers for their specific needs and objectives. In 2022, we increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

One area of our research and development efforts has focused on contributing to the Joint All-Domain Command and Control (“JADC2”)—the DoD’s strategy to connect sensors globally from all branches of the armed forces into a unified network, powered by AI. JADC2 is one of the Pentagon’s top priorities, and we are aiming to play a major role in the realization of this concept by delivering the operating system for its delivery.

Customers

BigBear.ai’s customers include U.S. defense and intelligence agencies, manufacturing, distribution and logistics, healthcare and life sciences. To date, BigBear.ai has predominantly served federal, military, and intelligence agencies of the U.S. government. We are proud of the trusted, multi-decade relationships we have with several U.S. defense and intelligence agencies, including the Joint Staff, U.S. Army, U.S. Air Force, and Department of Homeland Security (“DHS”). These customers entrust us with their most critical data and operations and represent most of our historical growth.

Our capabilities are also used extensively by the private sector, with hundreds of complex manufacturing, retail, and logistics clients. Our process simulation and modeling solutions help companies manage massive and complex physical and information environments and gain clarity on facility, equipment and personnel systems, forecasting requirements, and simulating real-world situations.

We are continuing to grow our customer base in our three markets: supply chains & logistics, cybersecurity, and autonomous systems. This is a focus area for us in 2023 as we find ways to apply our existing technology to new use cases and meet growing customer demand. As new use cases are onboarded, we expand our capabilities by adding new data sources, analysis tools, and integrated services to our platform to support new industries and decision scenarios. Thus, every new engagement expands our capability baseline and opens the door to a pipeline of new opportunities within that market and within adjacent markets.

Revenue Mix

We derive a significant portion of our revenue from contracts with the federal government and government agencies. Due to the sensitive and oftentimes classified nature of our work with these customers, a significant portion of BigBear.ai’s contracts still require our data scientists and software engineers to co-locate on-premises to tailor our solutions for these unique environments and use cases. However, as we have continued to amass knowledge and intellectual property (“IP”), our proprietary products now require less customization, and our pipeline has begun to reflect our customers’ desire to more rapidly integrate our capabilities into their current operating environments.

Competitive Advantage

BigBear.ai’s principle competitive advantage is that we are an organization built on a culture of recruiting and retaining talent that we believe attracts the brightest talent in the industry. BigBear.ai is made up of hundreds of employees with domain expertise and hands-on experience in the environments that we build and deliver solutions for. We are focused on creating technology that solves real customer problems, and our team is a critical part of understanding the challenges our customers face.

Additionally, BigBear.ai has been a trusted partner to federal, military, and intelligence agencies of the U.S. government for decades—we take that trust seriously and we work every day to keep it. Because of our history in complex systems integration and AI orchestration, we are well positioned to support the current wave of excitement regarding artificial intelligence, as key decision makers and leaders across government and industry are recognizing the necessity of at-scale, production-grade augmented decision intelligence. Specifically, we believe we are well positioned because of our team’s ability to deploy innovative solutions quickly, offering our customer’s competitive pricing and robust support while leveraging our track record of success in complex environments.

Market Opportunity

BigBear.ai serves multiple large, diverse and rapidly growing addressable markets, delivering AI/ML-powered solutions in supply chains & logistics, cybersecurity, and autonomous systems. Our suite of technology solutions and expertise allows us to target a total addressable market (“TAM”) of more than $68 billion, growing to $315 billion by 2028, based upon third-party industry reports on the current and projected markets for government and commercial customers in the following areas: AI in logistics and supply chain, military AI and autonomous systems, AI orchestration, digital twins, AI in computer vision, and cybersecurity.

Growth Strategy

BigBear.ai has multiple growth tactics, including performing on our existing backlog of approximately $222 million as of December 31, 2022, adding new customers, expanding relationships with existing customers, and scaling our direct and indirect sales channels. Given the continued uncertainty in the global economy associated with macroeconomic and geopolitical conditions, we believe in a diversified growth strategy and are actively pursuing multiple plays in each area.

Company Footprint and Management

As of December 31, 2022, we had 649 employees, the vast majority of which hold an active security clearance. Approximately 46% of our workforce is comprised of software engineers, data scientists, cloud/systems engineers, analysts, and cyber subject-matter experts.

BigBear.ai has headquarters in Columbia, MD, with additional office locations in Ann Arbor Michigan; Chantilly, Virginia and Charlottesville, Virginia. In addition, many of our team members work at secure customer facilities across the U.S.

The BigBear.ai executive team is a driving force behind the company’s success. With strong industry experience and knowledge of both government and commercial markets, our diverse executives are shaping the Company’s vision and market penetration strategies, while ensuring operational excellence. Further, the leadership team is committed to maintaining a corporate culture and employee value proposition that attracts and retains the brightest talent in the industry.

Competition

Our competitors include software companies that develop horizontal solutions in the supply chain & logistics, cybersecurity and autonomous systems markets, as well as vertically focused analytics tools within our target markets. We also face competition from government contractors and system integrators who are building custom solutions to enter this market. In many cases, we are competing with the internal software development efforts of our potential customers. Organizations frequently attempt to build their own decision support and analytics platforms using a patchwork of custom development, outside consultants, IT services companies, packaged and open-source software, and significant internal IT resources, before turning to BigBear.ai.

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

For more information on the potential impacts of government regulations affecting our business, see the section titled “Risk Factors” contained in this Annual Report on Form 10-K

Intellectual Property

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

Human Capital

Our employees are critical to the success of our business. As of December 31, 2022, we had 649 full-time employees, substantially all of which are employed in the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and notes to those financial statements included herein. Additional risks, beyond those summarized below may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with:
•a significant portion of our business being dependent on sales to the public/government sector, including the risk that we may not receive or maintain government contracts or may not receive the full benefit of such contracts;
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
•the benefits of the Business Combination not being achieved or meeting the expectations of investors or securities;
•our significant increased expenses and administrative burdens as a public company;
•the volatility of the market for our securities, including our common stock;
•our ability to satisfy the continued listing requirements of the NYSE in the future;
•our internal controls over financial reporting, including our current material weaknesses and any potential future material weaknesses; and
•other factors detailed below.

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

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. For example, revenue earned from customers contributing in excess of 10% of consolidated revenues were derived from three customers comprising 49% of revenue for the twelve months ended December 31, 2022 (Successor). As of December 31, 2022, we have supported these customers for more than five years.

Each of our contracts with these customers includes termination for convenience provisions whereby the customer can unilaterally elect to terminate the contract. In the event of a termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Our 2022 revenues from these significant customers were mainly earned from large multi-year contracts. As of December 31, 2022, about $118 million of our approximate $218 million of total backlog is attributable to these significant customers. The estimated completion dates for these contracts range from 2023 to 2026. Of the $118 million of backlog related to these significant customers as of December 31, 2022 we expect to recognize approximately 20% of that amount as revenue by the end of 2023, with the remainder to be recognized as revenue by the end of 2026.

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

As of December 31, 2022 and December 31, 2021, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contract options available to those customers was approximately $218 million and $322 million, respectively.

The majority of these contracts contain termination for convenience provisions. Additionally, the U.S. federal government is prohibited from exercising contract options more than one year in advance. As a result, there can be no guarantee that our customer contracts will not be terminated or that contract options will be exercised.

We may not realize all of the revenue from the full deal value of our customer contracts. This is because the actual timing and amount of revenue under contracts included are subject to various contingencies, including exercise of contractual options, customers terminating their contracts, and renegotiations of contracts. For example, the U.S. Federal government has increasingly relied upon multi-year contracts with pre-established terms and conditions, such as IDIQ contracts, which generally require those contractors who have previously been awarded the IDIQ to engage in an additional competitive bidding process before a task order is issued. In addition, delays in the completion of the U.S. government’s budgeting process, the use of continuing resolutions, and a potential lapse in appropriations, or similar events in other jurisdictions, could adversely affect our ability to timely recognize revenue under certain government contracts.

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

Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, in July 2021, we entered into a Memorandum of Understanding (MOU) with Edge Autonomy (formerly UAV Factory), a company owned by AE Industrial Partners, whereby BigBear.ai will develop AI/ML capabilities for Edge Autonomy’s unmanned systems and components used in autonomous operations within the commercial and defense markets. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

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

The market for our software is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our software and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security incidents, loss of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our software, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine conflict and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our software, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

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

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. As of December 31, 2022, we had approximately $194 million of indebtedness. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next 12 months, additional funds may be required if our commercial sales do not develop as quickly as planned. If we require additional financing, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

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

As previously disclosed, as of June 30, 2022, the Company was not in compliance with the Fixed Charge Coverage ratio requirement of our Credit Agreement and, on August 9, 2022, entered into the First Amendment, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022. Also as previously disclosed, as of September 30, 2022, the Company was not in compliance with the Fixed Charge Coverage Ratio requirement and entered into a Second Amendment, which modifies key terms of the Senior Revolver. As a result, among other things, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant. In order for the facility to become available, the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the Senior Revolver becomes available pursuant to the preceding sentence, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

As of December 31, 2022, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

We have $48.7 million of goodwill assets recorded on our consolidated balance sheet as of December 31, 2022, from previous acquisitions, which represents approximately 25% of our total assets as of the end of this period. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill. For example, during the second and fourth quarters of 2022, we recognized a non-cash goodwill impairment charge related to our Cyber & Engineering and Analytics business segments, respectively. Business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired in the future.

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

As of December 31, 2022, we had $83.2 million of U.S. federal and $86.6 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2031. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the Code. BigBear.ai or its subsidiaries may have previously undergone an “ownership change.” In addition, the Business Combination, or future issuances or sales of our common stock, including certain transactions involving our common stock that are outside of its control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, including in connection with the Business Combination, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes BigBear.ai and its subsidiaries can use to reduce their respective taxable incomes, potentially increasing and accelerating their liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of BigBear.ai’s and its subsidiaries’ NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in BigBear.ai or its subsidiaries retaining less cash after payment of U.S. federal and state income taxes during any year in which BigBear.ai or its subsidiaries have taxable income, rather than losses, than BigBear.ai and its subsidiaries would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

Because we generate a substantial portion of our revenue from contracts with U.S. government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration or changing geopolitical conditions. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2023. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

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

Our Credit Agreement and our Indenture contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness. As a result of the Second Amendment to the Credit Agreement described elsewhere in this Annual Report on Form 10-K, for the Senior Revolver to become available, the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the Senior Revolver becomes available pursuant to the preceding sentence, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). See Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

We may be able to incur substantial indebtedness. This could exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under the 2026 Convertible Notes.

We may be able to incur significant additional indebtedness in the future and this could result in additional risk. Although the Credit Agreement and our Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In the future we may draw on the Credit Agreement to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic and geopolitical uncertainty. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 was undrawn as of December 31, 2022.

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

The term “fundamental change” in the Indenture is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the new notes or our common stock. See Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934” The delisting of our shares from trading on the NYSE is a fundamental change. Our obligation to offer to redeem the new notes upon a fundamental change would not necessarily afford holders of such notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us. If a fundamental change occurs, there are no assurances that we will have sufficient funds to redeem the 2026 Convertible Notes. See “— Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 2026 Convertible Notes.”

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

•designate restricted subsidiaries as unrestricted subsidiaries; and

•transfer or sell assets.

The covenants in the Indenture that governs the 2026 Convertible Notes are subject to important exceptions and qualifications, which are described under Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

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

The 2026 Convertible Notes are not secured by any of our assets. As a result, the 2026 Convertible Notes and the guarantees are effectively subordinated to our existing and future secured indebtedness (including any indebtedness under the Credit Agreement) with respect to the assets that secure that indebtedness. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company, the proceeds from the sale of assets securing our secured indebtedness are available to pay obligations on the 2026 Convertible Notes only after all secured indebtedness has been paid in full. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 was undrawn as of December 31, 2022. The holders of the 2026 Convertible Notes may receive less, ratably, than the holders of secured indebtedness in the event of our or any of the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

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

If any guarantee is released, no holder of the 2026 Convertible Notes will have a claim as a creditor against that subsidiary, and the indebtedness and other liabilities (including trade payables and preferred stock, if any), whether secured or unsecured, of that subsidiary will be effectively senior to the claim of any holders of the 2026 Convertible Notes. See Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

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

There is no existing public market for the 2026 Convertible Notes. No market for the 2026 Convertible Notes may develop, and any market that develops may not persist. We cannot assure the noteholders as to the liquidity of any market that may develop for the 2026 Convertible Notes, their ability to sell their 2026 Convertible Notes or the price at which they would be able to sell their 2026 Convertible Notes. Future trading prices of the 2026 Convertible Notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. The liquidity of any trading market and the trading price of such notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.

Even though the 2026 Convertible Notes are convertible into shares of our Common Stock, the terms of the 2026 Convertible Notes will not provide protection against some types of important corporate events.

The 2026 Convertible Notes are convertible into shares of our Common Stock. Certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “fundamental change” under the 2026 Convertible Notes. See Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

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

On December 7, 2021, we issued the 2026 Convertible Notes in the aggregate principal amount of $200.0 million. On May 29, 2022, pursuant to Section 14.04(f) of the Indenture, the Conversion Rate applicable to the Notes was adjusted to 94.2230 (previously 86.9565) shares of Common Stock per $1,000 principal amount of Notes, as a result of the Reset Date described therein (the “Conversion Rate Adjustment”). The 2026 Convertible Notes are currently convertible into 18,844,600 shares of Common Stock, with an adjusted conversion rate of 94.223 shares of Common Stock per $1,000 principal amount of 2026 Convertible Notes (subject to adjustment up to 23,709,503 shares in the event of a Make-Whole Fundamental Change). The issuance of shares of Common Stock upon any conversion of the 2026 Convertible Notes will result in dilution to the interests of other stockholders.

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

As of December 31, 2022, 210,642 of the 366,533 Private Placement Warrants that were issued concurrently with the IPO were outstanding. The Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in the IPO, in which case the outstanding 210,642 Private Placement Warrants could be redeemed by the Company for $2,106 (or $0.01 per Warrant). Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the Private Placement Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these Private Placement Warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. Additionally, we expect that in future periods the common stock purchase warrant issued in connection with the Private Placement (as defined herein) will require similar treatment. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

The price of our Common Stock has been and could remain volatile and a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The market price of our Common Stock has historically experienced and may continue to experience significant volatility. From January 1, 2022 through December 31, 2022, the market price of our Common Stock, which is listed on the NYSE, fluctuated from a high of $16.12 per share in the second quarter of 2022 to a low of $0.58 in the fourth quarter of 2022. Additionally, the price of our securities has fluctuated significantly due to general economic conditions and forecasts, our general business condition and the release of our financial reports and other announcements. If our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or if an active trading market for our securities is not otherwise sustained, their liquidity and price may be more limited and you may be unable to sell your securities.

In the past, we have not satisfied certain continued listing requirements of the NYSE and could fail to satisfy those requirements again in the future, which could materially adversely affect our business, financial condition or results of operations.

Our Common Stock is listed on the NYSE under the symbol “BBAI.” As previously disclosed, on December 20, 2022, we received written notice from the NYSE that the average closing price of the Company’s Common Stock over a prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual. Although we have since cured this deficiency and our Common Stock continues to trade on the NYSE, it is possible that we could fall out of compliance again in the future.

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

We are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Business Combination. As disclosed elsewhere in this Annual Report on Form 10-K, we identified and are in the process of remediating material weaknesses in our internal control over financial reporting as of December 31, 2022. However, if, in the future, the Company is unable to implement and maintain effective internal control over financial reporting or timely or effectively implement the additional requirements of Section 404(a), it may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to financial reporting misstatements and adverse regulatory consequences and could harm investor confidence and the market price of the Company’s shares of common stock.

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

We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. For example, during the second and fourth quarters of 2022, we recognized a non-cash goodwill impairment charge related to our Cyber & Engineering and Analytics business segments, respectively.

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

If our products fail to achieve and sustain sufficient market acceptance, our revenue will be adversely affected.

Our success will depend on our ability to develop and market products that are recognized and accepted as reliable, enabling and cost-effective. Some of our potential customers may already use products similar to what we currently offer and similar to what we may offer in the future and may be reluctant to replace those products with what we currently offer or which we may offer in the future. Market acceptance of our products and technology will depend on many factors, including our ability to convince potential customers that our products and technology are an attractive alternative to existing products and technology. Prior to adopting our products and technology, some potential customers may need to devote time and effort to testing and validating our systems. Any failure of our systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than ours.

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

•our ability to market new and enhanced services and products on a timely basis;

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

The trading markets for our securities are influenced by the research and reports that industry or securities analysts may publish about us, our business, its market, or its competitors. If any of the analysts who cover BigBear.ai, change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

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

We have 127,022,363 shares of Common Stock outstanding as of December 31, 2022. The shares held by the Company’s public stockholders are freely tradable and a large number of shares of Common Stock may be sold in the market. So long as the current public information requirements of Rule 144 are satisfied, Rule 144 is now available for the resale of shares of our Common Stock that are not registered for resale because one year has elapsed from December 13, 2021, the date that we filed the Current Report on Form 8-K following the Closing that included the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date BigBear.ai sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by BigBear.ai, BigBear.ai may exercise its redemption right even if BigBear.ai is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force the holder (i) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holder to do so, (ii) to sell the warrants at the then-current market price when the holder might otherwise wish to hold the warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. Historical trading prices for our Common Stock have not exceeded the $18.00 per share threshold at which the public warrants become redeemable. In the event BigBear.ai exercises its redemption right, holders of the warrants would be notified of such redemption as described in our warrant agreement. Specifically, in the event that BigBear.ai elects to redeem all of the outstanding warrants, BigBear.ai shall fix a date for the redemption (the “Redemption Date”). Notice of redemption shall be mailed by first class mail, postage prepaid, by BigBear.ai not less than 30 days prior to the Redemption Date to the registered holders of the outstanding warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Warrant Agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the warrants will be notified of such redemption via the Company’s posting of the redemption notice to DTC. None of the private placement warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by BigBear.ai so long as they are held by their initial purchasers or their permitted transferees.

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

These provisions, alone or together, could delay hostile takeovers and changes in control of BigBear.ai or changes in our Board and our management.

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

We did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of the financial statements, including user access controls to ensure appropriate segregation of duties. Additionally, we did not adequately maintain documentation of the Company’s analysis and conclusions on revenue recognition from contracts with customers. The IT deficiencies noted above did not result in a misstatement to the financial statements for the Company; however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Similarly, the revenue recognition documentation deficiencies noted above did not result in a misstatement to the financial statements for the Company; however, the deficiencies, when aggregated, could result in misstatements to the amount or timing of revenue recognition, or related revenue disclosures. We are in the process of implementing measures designed to improve our internal control over financial reporting.

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

If we fail to maintain an effective system of internal controls over financial reporting, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described, in Part II Item 9A “Controls and Procedures” management has concluded that, because of material weaknesses in internal controls as a result of inadequate segregation of duties, revenue recognition, and ineffective IT General Controls, our disclosure controls and procedures were not effective as of December 31, 2022. We have already taken steps to address these material weaknesses, which, among other procedures, includes implementing a remediation plan, enhancing segregation of duties, enhancing the documentation of the Company’s analysis and conclusions on revenue recognition from contracts with customers, implementing additional IT General Controls, and increasing monitoring and oversight activities and we expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2023. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. Material inaccuracies in our financial statements would impair their value to management and our Board of Directors in making decisions as to the operation of our business, could impair our reputation and cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At December 31, 2022, we leased building space at four locations, all within the United States. We have significant operations in the following locations:

•Cyber and Engineering - Columbia, Maryland
•Analytics - Ann Arbor, Michigan; Chantilly, Virginia; Charlottesville, Virginia
•Corporate activities - Columbia, Maryland

The following is a summary of our leased square footage by reportable segment (in thousands):

Segment	Square Footage
Cyber and Engineering	8.4
Analytics	17.8
Corporate	8.4
Total	34.6

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

Holders
As of December 31, 2022, there were 84 common stockholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Stock Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2022 of $100 invested in BigBear.ai Holdings common stock on December 8, 2021 to the New York Stock Exchange (NYSE) Index and the S&P 500 Information Technology Index.
This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

Unregistered Sales of Equity Securities.
There were no sales of unregistered equity securities during the fiscal year covered by this report that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of our common stock during the fourth quarter of the fiscal year covered by this report.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s audited consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Annual Report on Form 10-K. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai ” “we,” “us” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the audited consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Annual Report on Form 10-K. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s audited consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, along with the primary factors that accounted for those changes.

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
•the year ended December 31, 2022 (the “Successor 2022 Period”)
•the year ended December 31, 2021 (the “Successor 2021 Period”)
•the period from May 22, 2020 through December 31, 2020 (the “Successor 2020 Period”)
•the period from January 1, 2020 through October 22, 2020 (the “Predecessor 2020 Period”)
•the year ended December 31, 2020 after giving effect to each acquisition as if each had been completed as of January 1, 2020 (the “Successor 2020 Pro Forma Period”).

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note B—Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Business Overview

Our mission is to help deliver clarity for our clients as they face their most complex decisions. BigBear.ai’s artificial intelligence (“AI”)-powered decision intelligence solutions are leveraged across our Cyber & Engineering and Analytics business segments and in three primary markets—global supply chains & logistics, autonomous systems and cybersecurity. Our Cyber & Engineering segment provides high-end technology and management consulting services to our customers, focusing on cloud engineering and enterprise IT, cybersecurity, computer network operations and wireless, systems engineering, as well as strategy and program planning. Our Analytics segment provides high-end technology and consulting services to our customers, focusing on big data computing and analytical solutions, including predictive and prescriptive analytics solutions. BigBear.ai’s customers, including federal defense and intelligence agencies, manufacturers, third party logistics providers, retailers, healthcare, and life sciences organizations, rely on BigBear.ai’s solutions to empower leaders to decide on the best possible course of action by creating order from complex data, identifying blind spots, and building predictive outcomes. We are a technology-led solutions organization, providing both software and services to our customers.

Merger Agreement and Public Company Costs

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

Recent Developments

Acquisition Activity

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition of ProModel Corporation was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment. Refer to Note D—Business Combinations of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information. For risks related to the transaction, see Item 1A — Risk Factors —Risks Related to Our Business and Industry — We may acquire or invest in companies and technologies, which may divert our management’s attention, and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions or investments — included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

COVID-19 Operational Posture and Current Impact

The COVID-19 pandemic continued to cause business impacts during 2022, primarily driven by the emergence of the Omicron variant in late 2021 with a resulting increase in COVID cases in early 2022. Our performance was affected during 2022 by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, site access, quarantine restrictions, remote work, and adjusted work schedules. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees.

The impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute on our customer contracts in the expected timeframe, remains uncertain and will depend on a number of factors, including the impact of potential new COVID-19 variants or subvariants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, and government actions to prevent and manage disease spread. The long-term impacts of COVID-19 on government budgets and other funding priorities that impact demand for our solutions also are difficult to predict, but could negatively affect our future results and performance.

For additional risks to the corporation related to the COVID-19 pandemic, see Item 1A, Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2022.

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

Amendments to the Bank of America Credit Agreement

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

See the Liquidity and Capital Resources section below and Note K—Debt of the audited consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding these amendments.

Private Placement

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), issuing 13,888,889 shares of the Company’s common stock and a common stock purchase warrant to purchase up to an additional 13,888,889 shares of Common Stock. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000.

See the Liquidity and Capital Resources—Subsequent Events section below and Note X—Subsequent Events of the audited consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the Private Placement.

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

Restructuring Charges

Restructuring charges consist of employee separation costs and impairment of lease right-of-use assets related to strategic cost saving initiatives.

Transaction Expenses

Transaction expenses consist of acquisition costs and other related expenses incurred in acquiring NuWave, PCI, Open Solutions, ProModel, and ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

We expect to incur acquisition costs and other related expenses periodically in the future as we continue to seek acquisition opportunities to expand our technological capabilities.

Goodwill Impairment

Goodwill impairment consists of a non-cash impairments of the goodwill in the Cyber & Engineering and Analytics reporting units.

Net (Decrease) Increase in Fair Value of Derivatives

Net (decrease) increase in fair value of derivatives consists of fair value remeasurements of private warrants and written put options.

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

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

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

Analytics

The Analytics segment provides high-end technology and consulting services to its customers. This segment focuses on the areas of big data computing and analytical solutions, including predictive and prescriptive analytics solutions. The segment’s primary solutions assist customers in aggregating, interpreting, and synthesizing data to enable real-time decision-making capabilities. The results of NuWave, Open Solutions, ProModel, and ProModel Corporation are included in the Analytics segment results.

Results of Operations

Successor 2022 Period, Successor 2021 Period, Successor 2020 Period, Predecessor 2020 Period, and Successor Pro Forma 2020 Period
This section provides a discussion of the results of operations for the following periods:
•The results of operations for the Successor 2022 Period include the results of PCI, NuWave, Open Solutions, ProModel, ProModel Corporation and BigBear.ai from the beginning of the period (January 1, 2022 - December 31, 2022).
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

As described above and as illustrated in the table below, the periods presented are not directly comparable.

	Successor 2022 Period	Successor 2021 Period	Successor 2020 Period	Successor Pro Forma 2020 Period	Predecessor 2020 Period
PCI	January 1, 2022 – December 31, 2022	January 1, 2021 – December 31, 2021	October 23, 2020 - December 31, 2020	January 1, 2020 - December 31, 2020	January 1, 2020 – October 22, 2020
Open Solutions			December 2, 2020 -December 31, 2020		Not Applicable
ProModel			December 21, 2020 -December 31, 2020
NuWave			June 19, 2020 – December 31, 2020
BigBear.ai			May 22, 2020 – December 31, 2020

The table below presents our consolidated statements of operations for the following periods:

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Revenues	$155,011	$145,578	$31,552	$59,765	$138,992
Cost of revenues	112,018	111,510	22,877	46,755	96,133
Gross margin	42,993	34,068	8,675	13,010	42,859
Operating expenses:
Selling, general and administrative	84,775	106,507	7,909	7,632	30,235
Research and development	8,393	6,033	530	85	615
Restructuring charges	4,203	—	—	—	—
Transaction expenses	2,605	—	10,091	—	10,091
Goodwill impairment	53,544	—	—	—	—
Operating (loss) income	(110,527)	(78,472)	(9,855)	5,293	1,918
Net decrease in fair value of derivatives	(1,591)	33,353	—	—	—
Loss on extinguishment of debt	—	2,881	—	—	—
Interest expense	14,436	7,762	616	1	8,396
Other expense	19	—	—	—	—
(Loss) income before taxes	(123,391)	(122,468)	(10,471)	5,292	(6,478)
Income tax (benefit) expense	(1,717)	1,084	(2,633)	3	(1,795)
Net (loss) income	$(121,674)	$(123,552)	$(7,838)	$5,289	$(4,683)

The following table summarizes our Successor 2020 Pro Forma Period statements of operations:

	Lake Intermediate (Historical)	NuWave	PCI	Open Solutions	ProModel	Acquisition Accounting Adjustments
		January 1, 2020 – June 18, 2020 (Historical)	January 1, 2020 - October 22, 2020 (Historical)	January 1 2020 – December 1, 2020 (Historical)	January 1, 2020 – December 20, 2020 (Historical)			Successor Pro Forma 2020
Revenues	$31,552	$10,809	$59,765	$22,693	$15,782	(1,609)	(a)	$138,992
Cost of revenues	22,877	5,436	46,755	13,183	9,491	(1,609)	(a)	96,133
Gross Margin	8,675	5,373	13,010	9,510	6,291	—		42,859
Operating expenses:
Selling, general and administrative	7,909	3,266	7,632	4,192	1,555	5,681	(b)	30,235
Research and development	530	—	85	—	—	—		615
Transaction expenses	10,091	—	—	—	—	—		10,091
Operating income (loss)	(9,855)	2,107	5,293	5,318	4,736	(5,681)		1,918
Interest expense	616	—	1	(3)	—	7,782	(c)	8,396
(Loss) income before taxes	(10,471)	2,107	5,292	5,321	4,736	(13,463)		(6,478)
Income tax (benefit) expense	(2,633)	(6)	3	61	1,169	(389)	(d)	(1,795)
Net (loss) income	$(7,838)	$2,113	$5,289	$5,260	$3,567	$(13,074)		$(4,683)

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

Revenues

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Revenues
Cyber & Engineering	$71,114	$74,879	$15,584	$59,765	$75,349
Analytics	83,897	70,699	15,968	—	63,643
Total Revenues	$155,011	$145,578	$31,552	$59,765	$138,992

Cyber & Engineering revenues decreased by $3,765 during the Successor 2022 Period as compared to the Successor 2021 Period primarily as a result of the timing of deliveries under certain procurement programs. Revenues increased $59,295 in the Successor 2021 Period relative to the Successor 2020 Period as the Successor 2021 Period includes the results of PCI for the entire 2021 fiscal year whereas the Successor 2020 Period includes the results of PCI from October 23, 2020 through December 31, 2020. Revenues increased $15,114 in the Successor 2021 Period relative to the Predecessor 2020 Period as a result of increased volume and new contract awards. Revenues decreased approximately $470 relative to the Successor 2020 Pro Forma Period. This decrease is primarily attributable to lower volume.

Analytics revenues increased by $13,198 during the Successor 2022 Period as compared to the Successor 2021 Period, primarily driven by new contracts awarded in 2022, resulting in higher volume. Analytics revenues increased $54,731 from the Successor 2020 Period due to the full year of activity for NuWave, Open Solutions, and ProModel. Analytics revenues increased $7,056 from the Successor 2020 Pro Forma Period. This increase was primarily attributable to new contract awards.

Cost of Revenues

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Cost of revenues
Cyber & Engineering	$58,177	$59,658	$12,273	$46,755	$59,028
Analytics	53,841	51,852	10,604	—	37,105
Total cost of revenues	$112,018	$111,510	$22,877	$46,755	$96,133

Cost of revenues as a percentage of revenues
Cyber & Engineering	82%	80%	79%	78%	78%
Analytics	64%	73%	66%	—%	58%

Cyber & Engineering cost of revenues as a percentage of Cyber & Engineering revenues increased to 82% for the Successor 2022 Period as compared to 80% for the Successor 2021 Period due to increased use of subcontractors during the Successor 2022 Period as compared to the same period in 2021. The increase in cost of revenues as a percentage of revenue in the Successor 2021 Period relative to the Predecessor 2020 Period and Successor 2020 Pro Forma Period was primarily driven by increased subcontractor costs.

Analytics cost of revenues as a percentage of Analytics revenues decreased to 64% for the Successor 2022 Period as compared to 73% for the Successor 2021 Period due to lower margins on certain prototype contracts that were performed during 2021 that were not repeated in 2022. Analytics cost of revenues as a percentage of revenues for the Successor 2021 Period increased relative to the Successor 2020 Period and Successor 2020 Pro Forma Period due to increased subcontractor costs.

SG&A

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
SG&A	$84,775	$106,507	$7,909	$7,632	$30,235
SG&A as a percentage of revenues	55%	73%	25%	13%	22%

SG&A expenses as a percentage of total revenues for the Successor 2022 Period decreased to 55% as compared to 73% for the

Successor 2021 Period, which was primarily driven by a $46,367 reduction of equity-based compensation cost and $6,176 reduction in capital market advisory fees, offset by additional investment in commercial start-up costs of $3,472, $5,472 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions, and $4,233 related to D&O insurance.

The increase in selling, general and administrative expenses as a percentage of revenues for the Successor 2021 Period relative to the Successor 2020 Period, Predecessor 2020 Period, and Successor 2020 Pro Forma Period was primarily driven by $53,463 of equity-based compensation cost recognized under the Class B Unit Incentive Plan. See the Equity-Based Compensation section Class B Unit Incentive Plan below for more information. The increase in SG&A as a percentage of revenues was also driven by increased payroll, information technology and employee recruiting expenses to increase personnel in advance of planned growth in our business as well as our increased compliance and reporting requirements as a public company. Since January of 2021, we have hired approximately 70 employees across various corporate functions, including hires to support our transition to a public company, and within the business development team to focus on our commercial growth strategy. Additionally, the increase for the Successor 2021 Period includes $6,917 related to capital market advisory fees related to advisors assisting with preparation for the Business Combination and various integration projects and $1,783 of non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions.

Research and Development

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Research and development	$8,393	$6,033	$530	$85	$615

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

Restructuring Charges

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Restructuring charges	$4,203	$—	$—	$—	$—

Restructuring charges for Successor 2022 Period consist of employee separation costs and impairment of lease right-of-use assets related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Transaction expenses	$2,605	$—	$10,091	$—	$10,091

Transaction expenses for Successor 2022 Period consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation. Transaction expenses in the Successor 2020 Period and the Successor 2020 Pro Forma Period relate to the diligence and integration costs associated with the purchases of NuWave, PCI, Open Solutions, and ProModel as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Goodwill impairment	$53,544	$—	$—	$—	$—

Goodwill impairment for Successor 2022 Period consists a $35,252 and $18,292 non-cash impairment of the goodwill in the Cyber & Engineering and Analytics reporting units, respectively.

Net (Decrease) Increase in Fair Value of Derivatives

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Net (decrease) increase in fair value of derivatives	$(1,591)	$33,353	$—	$—	$—

The net decrease in fair value of derivatives of $1,591 for Successor 2022 Period and increase of $33,353 for the Successor 2021 Period consists of fair value remeasurements of written put options and private warrants. The written put option balance was $— as of December 31, 2022.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $2,881 for the Successor 2021 Period consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement in December 2021.

Interest Expense

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Interest expense	$14,436	$7,762	$616	$1	$8,396

Interest expense increased by $6,674 during the Successor 2022 Period as compared to the Successor 2021 Period. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021 in connection with the Business Combination. The interest expense in the Successor 2021 period was primarily incurred in connection with the Antares Capital Credit Facility, which was entered into in December 2020. See the Liquidity and Capital Resources section below for more information.

Income Tax (Benefit) Expense

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Income tax (benefit) expense	$(1,717)	$1,084	$(2,633)	$3	$(1,795)
Effective tax rate	1.4%	(0.9)%	25.1%	0.1%	—%

The increase in the effective tax rate for the year ended December 31, 2022 from the year ended December 31, 2021 was primarily due to the change in the valuation allowance on the Company’s deferred tax balances. The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, goodwill impairment, and the change in valuation allowance primarily resulting from the ProModel Corporation acquisition.

As of December 31, 2022, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act. The Inflation Reduction Act introduces a new 15% corporate minimum tax, based on adjusted financial statement income of certain large corporations. Applicable corporations would be allowed to claim a credit for the minimum tax paid against regular tax in future years. The minimum tax impacts applied starting in 2023. The Inflation Reduction Act also includes an excise tax that would impose a 1% surcharge on stock repurchases. This excise tax is effective January 1, 2023.

The Company does not believe the Inflation Reduction Act will have a significant effect on its consolidated financial statements.

Refer to Note M—Income Taxes of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax expense (benefit), depreciation and amortization, equity-based compensation, net (decrease) increase in fair value of derivatives, restructuring charges, capital market advisory fees, non-recurring integration costs, commercial start-up costs, transaction expenses, and goodwill impairment. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, computed in accordance with GAAP:

	Successor			Predecessor	Successor
	2022 Period	2021 Period	2020 Period	2020 Period	Pro Forma 2020
Net (loss) income	$(121,674)	$(123,552)	$(7,838)	$5,289	$(4,683)
Interest expense	14,436	7,762	616	1	8,396
Income tax (benefit) expense	(1,717)	1,084	(2,633)	3	(1,795)
Depreciation and amortization	7,758	7,262	1,028	52	6,990
EBITDA	(101,197)	(107,444)	(8,827)	5,345	8,908
Adjustments:
Equity-based compensation	10,865	60,615	—	80	1,097
Net (decrease) increase in fair value of derivatives(1)	(1,591)	33,353	—	—	—
Restructuring charges(2)	4,203	—	—	—	—
Loss on extinguishment of debt(3)	—	2,881	—	—	—
Transaction bonuses(4)	—	1,089	—	—	—
Capital market advisory fees(5)	741	6,917	—	—	—
Termination of legacy benefits(6)	—	1,639	—	—	—
Management fees(7)	—	1,001	414	—	414
Non-recurring integration costs(8)	7,255	1,783	—	—	—
Commercial start-up costs(9)	6,490	3,018	—	—	—
Transaction expenses(10)	2,605	—	10,091	—	10,091
Goodwill impairment(11)	53,544	—	—	—	—
Adjusted EBITDA	$(17,085)	$4,852	$1,678	$5,425	$20,510

(1)	The (decrease) increase in fair value of derivatives primarily relates to the changes in the fair value of certain Forward Share Purchase Agreements (FPAs) that were entered into prior to the closing of the Business Combination and were fully settled during the first quarter of 2022, as well as changes in the fair value of private warrants.
(2)
In the third and fourth quarters of 2022, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services. In addition, restructuring charges include an impairment of the right-of-use assets associated with certain underutilized real estate leases that we vacated during the fourth quarter.

(3)	Loss on extinguishment of debt consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement in December 2021.
(4)	Bonuses paid to certain employees related to the closing of the Business Combination.
(5)	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
(6)	In the third quarter of 2021, the Company elected to terminate certain legacy employee incentive benefits with final payments made in the fourth quarter of 2021.
(7)	Management and other related consulting fees paid to AE Partners. These fees ceased subsequent to the Business Combination.
(8)	Non-recurring internal integration costs related to the Business Combination.
(9)	Commercial start-up costs includes certain non-recurring expenses associated with tailoring the Company’s software products for commercial customers and use cases.
(10)	The Company incurred transaction expenses related to the acquisition of ProModel Corporation, which closed on April 7, 2022. For the Successor 2020 Period and the Successor Pro Forma 2020 Period, the Company incurred transaction expenses related to the purchase of NuWave, PCI, Open Solutions and ProModel in 2020. Costs include both diligence and integration costs after each company was acquired.
(11)	During the second and fourth quarters of 2022, the Company recognized non-cash goodwill impairment charges related to its Cyber & Engineering and Analytics business segments, respectively.

Free Cash Flow

Free cash flow is defined as net cash (used in) provided by operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash (used in) provided by operating activities, computed in accordance with GAAP:

	Successor			Predecessor
	2022 Period	2021 Period	2020 Period	2020 Period
Net cash (used in) provided by operating activities	$(48,918)	$(19,782)	$(7,416)	$8,614
Capital expenditures, net	(769)	(639)	(155)	(121)
Free cash flow	$(49,687)	$(20,421)	$(7,571)	$8,493
Free cash flow from acquired businesses			19,770
Operating cash flow from acquired businesses			20,000
Capital expenditures of acquired businesses			(230)
Pro Forma free cash flow (i)			$12,199

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

•Priced Unexercised Options. Priced unexercised contract options represent the value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For priced unexercised options, we measure backlog based on the corresponding contract values assigned to the options as negotiated in our contract with our customer.

•Unpriced Unexercised Options. Unpriced unexercised contract options represent the value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For unpriced unexercised options, we estimate backlog generally under the assumption that our current level of support on the contract will persist for each option period.

The following table summarizes certain backlog information (in thousands):

	December 31, 2022	December 31, 2021
Funded	$57,234	$78,258
Unfunded	18,220	68,203
Priced, unexercised options	112,119	143,969
Unpriced, unexercised options	30,900	31,680
Total backlog	$218,473	$322,110

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

As stated in Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K, the Company was not in compliance with the covenants of the Senior Revolver as of June 30, 2022 and September 30, 2022. Although the Company entered into the First Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022, and the Second Amendment, which removed the requirement to comply with the minimum Fixed Charge Coverage ratio, it is currently unable to draw on the Senior Revolver. See Bank of America Senior Revolver section below for more information regarding the First and Second Amendments.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	December 31, 2022	December 31, 2021
Available cash and cash equivalents	$12,632	$68,900
Available borrowings from our existing credit facilities	—	50,000
Total available liquidity	$12,632	$118,900

The following table summarizes our existing credit facilities:

	December 31, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	2,059	4,233
Total debt	202,059	204,233
Less: unamortized issuance costs	7,682	9,636
Total debt, net	194,377	194,597
Less: current portion	2,059	4,233
Long-term debt, net	$192,318	$190,364

Convertible Notes

Upon consummation of the Merger, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K. The Convertible Notes mature on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2022, the Company was in compliance with all covenants.

As of December 31, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $7.7 million of unamortized debt issuance costs.

Bank of America Senior Revolver

BigBear.ai is a party to a senior Bank of America Credit Agreement, entered into on December 7, 2021, subsequently amended on November 8, 2022, providing BigBear.ai with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025.

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

The Bank of America Credit Agreement requires BigBear.ai to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result was unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First

Amendment, which among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. As the initial availability quarter is the first quarter of fiscal year 2023, the Company was unable to draw on the Senior Revolver as of December 31, 2022.

The Second Amendment removes the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio.

Based on current forecasts, management believes that it is reasonably likely that the Company may fail to meet the minimum Adjusted EBITDA requirements of the Bank of America Credit Agreement in future periods and therefore, may be unable to draw on the facility. Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs, and it is considered unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future. In addition, on January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, and issued 13,888,889 shares (the “Shares”) of the Company’s common stock and warrants (the “Warrants”) to purchase up to an additional 13,888,889 shares of Common Stock . The purchase price of each Shares and associated Warrants was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000, before deducting the placement agent fees and other offering expenses payable by the Company. Refer to Note X—Subsequent Events for further information.

As of December 31, 2022, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $198 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2022. The D&O Financing Loan had an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Successor			Predecessor
	2022 Period	2021 Period	2020 Period	2020 Period
Net cash (used in) provided by operating activities	(48,918)	(19,782)	(7,416)	8,614
Net cash used in investing activities	(5,234)	(863)	(184,869)	(121)
Net cash (used in) provided by financing activities	(103,137)	180,862	201,989	(9,773)
Net (decrease) increase in cash and cash equivalents and restricted cash	(157,289)	160,217	9,704	(1,280)
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704	—	1,644
Cash and cash equivalents and restricted cash at the end of the period	$12,632	$169,921	$9,704	$364

Operating activities

For the year ended December 31, 2022, net cash used in operating activities was $48,918. Net loss before deducting depreciation, amortization and other non-cash items was $49,423 and was offset by a favorable change in net working capital of $505 which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by increases in accounts payable of $9,942 and other liabilities of $2,210. These increases were partially offset by an increase in accounts receivable of $798, an increase in prepaid expenses and other assets of $1,702, a decrease in accrued liabilities of $5,121 and a decrease in contract liabilities of $3,740.

For the year ended December 31, 2021, net cash used in operating activities was $19,782. Net loss before deducting depreciation, amortization and other non-cash items was $17,706 and was further impacted by a favorable change in net working capital of $2,076 during this period. The favorable change in net working capital was largely driven by a decrease in contract assets of $1,947, an increase in accounts payable of $2,744, and an increase in accrued liabilities of $2,845. These increases were partially offset by an increase in accounts receivable of $7,179 and an increase in prepaid expenses and other assets of $6,437.

Investing activities

For the year ended December 31, 2022, net cash used in investing activities was $5,234, consisting of the net cash used to acquire ProModel Corporation of $4,465 and purchase of property and equipment of $769.

For the year ended December 31, 2021, net cash used in investing activities was $863, consisting of the purchase of property and equipment of $645 and the settlement of escrow amounts related to the acquisition of businesses of $224.

Financing activities

For the year ended December 31, 2022, net cash used in financing activities was $103,137, primarily consisting of the purchase of Company shares as a result of settlement of the FPAs of $100,896, and the net short-term borrowings of $2,174 related to the D&O Financing Loan and 2023 D&O Financing Loan.

For the year ended December 31, 2021, net cash provided by financing activities was $180,862, consisting of the partial repayment of the term loan of $180,862.

Subsequent Events

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated January 16, 2023, by and among the Company and a certain accredited investor (the “Purchaser”). At the closing of the Private Placement, the Company issued (i) 13,888,889 shares of common stock (the “Private Placement Shares”); and (ii) a common stock purchase warrant (the “Warrant”) to purchase up to an additional 13,888,889 shares of common stock (the “Warrant Shares”) that are issuable upon its exercise. The Warrant has an exercise price of $2.39 per share of common stock and may be exercisable as of July 19, 2023 until July 19, 2028. The Warrant is subject to a 4.99% beneficial ownership limitation that precludes the Purchaser from exercising any portion of the Warrant to the extent that, following such exercise, the Purchaser’s beneficial ownership of our then outstanding common stock would exceed 4.99%.

The purchase price of each Private Placement Share and associated Warrant was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000, before deducting the placement agent fees and other offering expenses payable by the Company. The Company has used and intends to use the net proceeds from the offering for general corporate purposes, including working capital.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note B of our audited consolidated financial statements for the year ended December 31, 2022 included in this Annual Report on Form 10-K. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our consolidated statements of operations, as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Goodwill Impairment Testing

During the second and fourth quarters of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to current macroeconomic headwinds, delays in contract awards, and changes to previously anticipated growth rates. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessments should be performed. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering and Analytics reporting units exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252 and $18,292 in the second quarter and fourth quarter of 2022, respectively, which are included within the consolidated statements of operations for the year ended December 31, 2022.

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

The Company engages in long-term contracts for production and service activities and generally recognizes revenue over time (versus point in time recognition) due to the fact that the Company’s ongoing performance creates an asset with no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company considers the nature of these contracts and the types of solutions and services provided when determining the proper accounting for a particular contract. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”), time-and-materials (“T&M”), and cost-reimbursable contracts.

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

The Class B Incentive Units granted only had a service condition, and equity-based compensation for the Class B Incentive Units was recognized on a straight-line basis over the requisite service period. The fair value of the awards for which equity-based compensation cost was recognized was estimated using the Black-Scholes options pricing model, which uses assumptions such as risk-free interest rates, discount rates and volatility rates. The historical volatility used in the determination of the fair value of the Class B Incentive Units was based on analysis of the historical volatility of guideline public companies and factors specific to the Predecessor.

Successor

Class A Units Granted to Board of Directors

Certain members of the Board of Directors of the Company have elected to receive compensation for their services as a board member in stock, Class A Units of BBAI Ultimate Holdings. The number of Units granted or to be granted by BBAI Ultimate Holdings are determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the year ended December 31, 2022.

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

On December 7, 2021, the previously announced merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of thirty months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. During the year ended December 31, 2022, the Company’s Parent modified the vesting conditions for four former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $(1,509) during the year ended December 31, 2022. The total compensation expense recognized by the Company for Tranches I, II, and III Incentive Units, including the effects of the modification, was $4,766 during the year ended December 31, 2022, of which $3,981 was recognized in selling, general and administrative expense and $785 in cost of revenues.

As of December 31, 2022 (Successor), there was $5,034 of unrecognized compensation costs related to Incentive Units, which is expected to be recognized over the remaining weighted average period of 1.08 years.

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

During the year ended December 31, 2022, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $2.30. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date. The Stock Options had no intrinsic value as of December 31, 2022. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. The Company recognized equity-based compensation expense of $838 in selling, general and administrative expense, $83 in cost of revenues, and $15 in research and development, respectively, during the year ended December 31, 2022. As of December 31, 2022, there was $4,305 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.94 years.

Restricted Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 8,529,066 RSUs to employees during the year ended December 31, 2022 at a weighted-average fair value of $2.62. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 100% on the one year anniversary of the grant date. The Company recognizes equity-based compensation expense for RSUs on a straight-line over the requisite service period. The Company recognized equity-based compensation expense of $2,454 in selling, general and administrative expense, $1,904 in cost of revenues, and $263 in research and development, respectively, during the year ended December 31, 2022. As of December 31, 2022, there was approximately $15,847 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 2.39 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to a certain employees. The percentage of vesting is based on achieving certain performance criteria during each respective measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved. The Company recognized no equity-based compensation expense for the PSUs during the year ended December 31, 2022 as it was not considered probable that the performance conditions would be achieved.

Employee Share Purchase Plan

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,212,786 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of December 31, 2022, 508,062 shares had been sold under the ESPP and the Company has withheld employee contributions of $156, which are presented on the consolidated balance sheets within other current liabilities. Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period. The Company recognized equity-based compensation expense of $86 in selling, general and administrative expense, $400 in cost of revenues, and $56 in research and development, respectively, during the year ended December 31, 2022. As of December 31, 2022, there was $371 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.41 years.

Recent Accounting Pronouncements

See Note B—Summary of Significant Accounting Policies of the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock including derivative liabilities and convertible debt. Decreases in the value of our common stock have triggered certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the conversion price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. In addition, the Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note P—Written Put Option and Note K—Debt in the notes to our consolidated financial statements in Item 1 on this Annual Report on Form 10-K for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of December 31, 2022, the outstanding principal amount of our debt was $202.1 million, excluding unamortized discounts and issuance costs of $7.7 million.

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

Item 8. Financial Statements and Supplementary Data

BigBear.ai Holdings, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	89

Consolidated Balance Sheets as of December 31, 2022 (Successor) and December 31, 2021 (Successor)	90

Consolidated Statements of Operations for the Year Ended December 31, 2022 (Successor), Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), and the Period from January 1, 2020 through October 22, 2020 (Predecessor)	91

Consolidated Statements of Equity for January 1, 2020 through October 22, 2020 (Predecessor)	92

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2022 (Successor), the Year Ended December 31, 2021 (Successor), and the Period from May 22, 2020 through December 31, 2020 (Successor)	93

Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 (Successor), the Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), and the Period from January 1, 2020 through October 22, 2020 (Predecessor)	94

Notes to Consolidated Financial Statements	96

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BigBear.ai Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings, Inc. (a Delaware corporation) and subsidiaries (formerly BigBear.ai Holdings, LLC, collectively the “Company” or “Successor”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2022, December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the consolidated statements of operations, changes in equity, and cash flows of PCI Strategic Management, LLC (Predecessor) for the period from January 1, 2020 through October 22, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022, year ended December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 through October 22, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Arlington, Virginia
March 31, 2023

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,632	$68,900
Restricted cash	—	101,021
Accounts receivable, less allowance for doubtful accounts of $98 as of December 31, 2022 and $43 as of December 31, 2021	30,091	28,605
Contract assets	1,312	628
Prepaid expenses and other current assets	10,300	7,028
Total current assets	54,335	206,182
Non-current assets:
Property and equipment, net	1,433	1,078
Goodwill	48,683	91,636
Intangible assets, net	85,685	83,646
Right-of-use assets	4,638	—
Deferred tax assets	51	—
Other non-current assets	483	780
Total assets	$195,308	$383,322

Liabilities and equity
Current liabilities:
Accounts payable	$15,422	$5,475
Short-term debt, including current portion of long-term debt	2,059	4,233
Accrued liabilities	13,366	10,735
Contract liabilities	2,022	4,207
Current portion of long-term lease liability	806	—
Derivative liabilities	—	44,827
Other current liabilities	2,085	541
Total current liabilities	35,760	70,018
Non-current liabilities:
Long-term debt, net	192,318	190,364
Long-term lease liability	5,092	—
Deferred tax liabilities	—	248
Other non-current liabilities	10	324
Total liabilities	233,180	260,954
Commitments and contingencies (Note O)
Stockholders’ (deficit) equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 127,022,363 shares issued at December 31, 2022 and 135,566,227 at December 31, 2021	14	14
Additional paid-in capital	272,528	253,744
Treasury stock, at cost 9,952,803 shares at December 31, 2022 and — shares at December 31, 2021	(57,350)	—
Accumulated deficit	(253,064)	(131,390)
Total stockholders’ (deficit) equity	(37,872)	122,368
Total liabilities and stockholders’ (deficit) equity	$195,308	$383,322

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Revenues	$155,011	$145,578	$31,552	$59,765
Cost of revenues	112,018	111,510	22,877	46,755
Gross margin	42,993	34,068	8,675	13,010
Operating expenses:
Selling, general and administrative	84,775	106,507	7,909	7,632
Research and development	8,393	6,033	530	85
Restructuring charges	4,203	—	—	—
Transaction expenses	2,605	—	10,091	—
Goodwill impairment	53,544	—	—	—
Operating (loss) income	(110,527)	(78,472)	(9,855)	5,293
Interest expense	14,436	7,762	616	1
Net (decrease) increase in fair value of derivatives	(1,591)	33,353	—	—
Loss on extinguishment of debt	—	2,881	—	—
Other expense	19	—	—
(Loss) income before taxes	(123,391)	(122,468)	(10,471)	5,292
Income tax (benefit) expense	(1,717)	1,084	(2,633)	3
Net (loss) income	$(121,674)	$(123,552)	$(7,838)	$5,289

Basic net loss per share	$(0.95)	$(1.15)	$(0.07)
Diluted net loss per share	$(0.95)	$(1.15)	$(0.07)

Weighted-average shares outstanding:
Basic	127,698,478	107,009,834	105,000,000
Diluted	127,698,478	107,009,834	105,000,000

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except unit data)

For the Predecessor 2020 Period

	Period from January 1, 2020 through October 22, 2020
	Class A Units	Class B Units	Members’ contribution	Retained earnings	Total members’ equity
As of December 31, 2019	900	10	4,998	6,677	11,675
Net income	—	—	—	5,289	5,289
Equity-based compensation expense	—	—	80	—	80
Distributions	—	—	—	(9,773)	(9,773)
As of October 22, 2020	900	10	$5,078	$2,193	$7,271

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

For the Successor 2022 Period

	Year Ended December 31, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	stock	deficit	equity (deficit)
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(121,674)	(121,674)
Equity-based compensation expense	—	—	10,865	—	—	10,865
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Stock issued upon the exercise of warrants	51	—	1	—	—	1
Issuance of shares purchased under ESPP	508,062	—	417	—	—	417
Issuance of shares vested for RSUs	250,850	—	—	—	—	—
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)

For the Successor 2021 Period

	Year Ended December 31, 2021
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	stock	deficit	equity
As of December 31, 2020(1)	105,000,000	$11	$108,224	$—	$(7,838)	$100,397
Net loss	—	—	—	—	(123,552)	(123,552)
Equity-based compensation expense	—	—	60,615	—	—	60,615
GigCapital4 shares net of redemptions, including PIPE, warrant liability, and Merger costs	30,566,227	3	84,905	—	—	84,908
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368

(1) The units of the Company prior to the Merger (as defined in Note A—Description of the Business) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

For the Successor 2020 Period

	Period from May 22, 2020 through December 31, 2020
	Common Stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
As of May 22, 2020	—	$—	$—	$—	$—
Net loss	—	—	—	(7,838)	(7,838)
Parent’s contributions(2)	105,000,000	11	95,036	—	95,047
Parent’s contributions for acquisitions	—	—	13,188	—	13,188
As of December 31, 2020	105,000,000	$11	$108,224	$(7,838)	$100,397

(2) The units of the Company prior to the Merger (as defined in Note A—Description of the Business) have been retroactively restated to reflect the exchange ratio established in the Merger (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Cash flows from operating activities:
Net (loss) income	$(121,674)	$(123,552)	$(7,838)	$5,289
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,758	7,262	1,028	52
Amortization of debt issuance costs	2,302	679	17	—
Equity-based compensation expense	10,865	60,615	—	80
Goodwill impairment	53,544	—	—	—
Impairment of right-of-use assets	901	—	—	—
Non-cash lease expense	174	—	—	—
Provision for doubtful accounts	55	—	43	—
Deferred income tax (benefit) expense	(1,757)	1,042	(2,637)	(8)
Loss on extinguishment of debt	—	2,881	—	—
Net (decrease) increase in fair value of derivatives	(1,591)	33,353	—	—
Loss on sale of property and equipment	—	14	—	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(798)	(7,179)	(4,000)	6,818
(Increase) decrease in contract assets	(286)	1,947	3,868	(4,300)
Increase in prepaid expenses and other assets	(1,702)	(6,437)	(453)	(29)
Increase in accounts payable	9,942	2,744	1,111	51
(Decrease) increase in accrued liabilities	(5,121)	2,845	1,224	504
(Decrease) increase in contract liabilities	(3,740)	3,666	40	—
Increase in other liabilities	2,210	338	181	157
Net cash (used in) provided by operating activities	(48,918)	(19,782)	(7,416)	8,614
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,465)	(224)	(184,714)	—
Purchases of property and equipment	(769)	(645)	(155)	(121)
Proceeds from disposal of property and equipment	—	6	—	—
Net cash used in investing activities	(5,234)	(863)	(184,869)	(121)
Cash flows from financing activities:
Proceeds from term loan	—	—	107,249	—
Repurchase of shares as a result of forward share purchase agreements	(100,896)	—	—	—
Repayment of term loan	—	(110,000)	—	—
Proceeds from promissory notes	—	—	91,283	—
Repayment of promissory notes	—	—	(91,283)	—
Proceeds from short-term borrowings	2,059	9,233	4,000	2,000
Repayment of short-term borrowings	(4,233)	(5,000)	(4,000)	(2,000)
Proceeds from issuance of convertible notes	—	200,000	—	—
Proceeds from the Merger	—	101,958	—	—
Payment of Merger transaction costs	—	(9,802)	—	—
Payment of debt issuance costs to third parties	—	(5,527)	(307)	—
Payments for taxes related to net share settlement of equity awards	(67)	—	—	—
Distributions to members	—	—	—	(9,773)
Parent’s contribution	—	—	95,047	—
Net cash (used in) provided by financing activities	(103,137)	180,862	201,989	(9,773)
Net (decrease) increase in cash and cash equivalents and restricted cash	(157,289)	160,217	9,704	(1,280)
Cash and cash equivalents and restricted cash at the beginning of period	169,921	9,704	—	1,644
Cash and cash equivalents and restricted cash at the end of the period	$12,632	$169,921	$9,704	$364

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Cash paid during the period for:
Interest	$12,409	$6,241	$384	$1
Income taxes	$9	$68	$—	$9

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$7,501	$—	$—	$—
Merger transaction costs paid included in accrued liabilities	$—	$259	$—	$—
Merger costs settled through issuance of common stock	$—	$10,153	$—	$—
Debt issuance costs settled through issuance of common stock	$—	$4,800	$—	$—
Initial fair value of written put option at closing	$—	$11,371	$—	$—
Initial fair value of private warrants at closing	$—	$421	$—	$—
Parent units issued for acquisitions	$—	$—	$13,188	$—

Reconciliation of cash and cash equivalents and restricted cash:	December 31, 2022	December 31, 2021
Cash and cash equivalents	$12,632	$68,900
Restricted cash	—	101,021
Cash and cash equivalents and restricted cash at end of the period	$12,632	$169,921

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc.’s (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) mission is to help deliver clarity for clients as they face their most complex decisions. BigBear.ai’s artificial intelligence (“AI”)-powered decision intelligence solutions are leveraged across our Cyber & Engineering and Analytics reportable segments and in three primary markets—global supply chains & logistics, autonomous systems and cybersecurity. The Company’s customers, including federal defense and intelligence agencies, manufacturers, third party logistics providers, retailers, healthcare, and life sciences organizations, rely on BigBear.ai’s solutions to empower leaders to decide on the best possible course of action by creating order from complex data, identifying blind spots, and building predictive outcomes. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries.

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated pursuant to the business combination agreement (the “Agreement”) dated June 4, 2021, as amended in July 2021 and December 2021, by and between GigCapital4 Merger Sub Corporation (the “Merger Sub”), a wholly owned subsidiary of GigCapital4, BigBear.ai Holdings, and BBAI Ultimate Holdings (“Parent”). Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors (the “Investors”). Included within the FPAs was a provision that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share. During the three months ended March 31, 2022, the Company repurchased all 9,952,803 shares of its common stock at the Investors’ request (refer to Note P—Written Put Option for detail).

Upon the closing of the Merger, GigCapital4 was renamed to BigBear.ai, Holdings Inc., the U.S. Securities and Exchange Commission (“SEC”) registrant. As a result of the Merger, the Company received aggregate gross proceeds of $101,958 from GigCapital4’s trust account and PIPE Proceeds, and issued $200,000 of unsecured convertible notes that were convertible into 17,391,304 shares of the Company’s common stock at the initial Conversion Price of $11.50, subject to adjustment (refer to Note K—Debt for detail). Proceeds from the Merger were partially used to fund the $114,393 repayment of the Antares Loan and Merger transaction costs and other costs paid through the funds flow of $9,802, consisting of marketing, legal and other professional fees.

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
The period from May 22, 2020 (inception) through December 31, 2020 and as of December 31, 2020 (the “Successor 2020

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Period”), the year ended December 31, 2021 (the “Successor 2021 Period”), and the year ended December 31, 2022 (the “Successor 2022 Period”) relate to activity of BigBear.ai Holdings and its subsidiaries. The period from January 1, 2020 to October 22, 2020 (the “Predecessor 2020 Period”) relate to the predecessor period. The Successor 2020 Period begins before the Predecessor 2020 Period ended due to the acquisitions that took place prior to the acquisition of PCI.

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
•The consolidated financial statements for the Successor 2021 Period and the Successor 2022 Period, which includes the operating results of BigBear.ai Holdings and its subsidiaries for the years ended December 31, 2021 and December 31, 2022, respectively.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the acquisition date, the estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. For changes in the valuation of intangible assets between the preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the measurement period, any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined. Transaction expenses that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.

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

The Company organizes its solutions into three markets:

i.Supply Chain & Logistics Solutions: Data Conflation at Scale (providing a full view of operations, enabling real-time tracking of inventory, and facilitating predictive analytics to optimize functions like routes and delivery times), Discrete Event Simulation (Course of Action Analysis & Digital Twins), and Next-Gen Decision Support (e.g. Macroeconomic & Geopolitical Forecasting)
ii.Cybersecurity Solutions: AI-powered / machine-accelerated binary analysis, Cyber-Physical systems vulnerability testing & evaluation, Vulnerability assessment as a Service, and Specialized services for the Department of Defense and Intelligence Community
iii.Autonomous Systems Solutions: AI/machine learning (“ML”) decision intelligence solutions (conflate millions of data points to provide situational awareness, predictive forecasts, and anomaly detection), AI Orchestration as a Service, and specialized consulting services

Each of the Company’s solutions can be sold individually or combined and sold together. Regardless of whether a customer is procuring only one of the Company’s solutions or a combination of solutions, the Company’s contracts generally include a significant service of integrating the solutions with the Company’s customer’s existing solutions and information systems. After the Company implements the solutions, the Company may also enter into contracts with the customers to further refine or customize these solutions to either enhance the functionality or adjust for changes in the customer’s requirements. These post-implementation service contracts are generally performed on a time-and-materials basis.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”), time-and-materials (“T&M”), and cost-reimbursable contracts.

Under fixed-price contracts, the Company agrees to perform the specified work for a pre-determined price. To the extent the Company’s actual costs vary from the estimates upon which the price was negotiated, the Company will generate more or less profit or could incur a loss. Under T&M contracts, the Company agrees to perform the specified work for a pre-determined rate per hour, as well as the reimbursement of other direct billable costs which are presented on a gross basis. Cost-reimbursable contracts provide for the payment of allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. The majority of our cost-reimbursable contracts are cost-plus-fixed-fee, which provide a fixed fee that is negotiated at the inception of the contract and does not vary with actual costs.

For T&M contracts and cost-reimbursable contracts, the Company has a right to consideration from the customer in an amount that corresponds directly with the value of the Company’s performance and recognizes revenue in the amount to which the Company has a right to invoice (the “right to invoice” practical expedient).

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

The Company generally uses internally developed and third-party applications, which the Company integrates, when implementing solutions to meet specific customer requirements. The Company evaluates the solutions or services promised in each contract at inception to determine whether the contract should be accounted for as having one or more performance obligations. Each of the Company’s solutions is capable of being distinct as the customer can benefit from each individual solution on its own or with other resources that are readily available. When customer contracts include a significant service of integrating the solutions to provide a set of integrated or highly interrelated tasks, the Company accounts for these arrangements as a single performance obligation. While the contracts provide customers access to the Company’s solutions, the contracts generally do not contain separate licensing provisions for independent use of the underlying internally developed software. Additionally, these components are highly interdependent and highly interrelated into the solutions delivered to the Company’s customers. Therefore, these components are not capable of being distinct and are not separately identifiable from the other

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

promises in the contract. In cases where customer contracts have an explicit licensing provision to the underlying software, such software is generally accounted for as a separate performance obligation.

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

For arrangements with the U.S. Government, the Company generally does not begin work on contracts until funding is appropriated by the customer. Billing timetables and payment terms on the Company’s contracts vary based on a number of factors, including the contract type. Cost-reimbursable and T&M contracts are generally billed on a monthly basis. FFP contracts are generally billed based on milestones, which are the achievement of specific events as defined in the contract. Amounts billed and due from customers are classified as receivables on the combined balance sheets. On some contracts, the Company may be

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

entitled to receive an advance payment, which is not considered a significant financing component because it is used to facilitate inventory demands at the onset of a contract and to safeguard the Company from the failure of the other party to abide by some or all of their obligations under the contract.

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

Restricted Cash

The Company’s restricted cash consists of cash deposited into escrow accounts reflecting the full obligation to certain investors related to the FPAs. The funds held in the escrow accounts as at December 31, 2021 were not available to the Company for three months following the consummation of the Merger unless and until any of the Investors sold these shares in the market or the investors redeemed their shares under FPAs by March 7, 2022. The Company settled its obligations under the FPAs during the year ended December 31, 2022.

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

Leases

The Company determines whether an arrangement is a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The Company has operating leases for office space, automobiles, and other equipment that expire at various dates through 2040. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

The Company measures right-of-use assets and related lease liabilities based on the present value of remaining lease payments. Lease contracts may include fixed payments for non-lease components, such as common area maintenance, which are included in the measurement of lease liabilities for certain asset classes based on the Company’s election to combine lease and non-lease components. The Company does not recognize short-term leases, those lease contracts with durations of twelve months or less, on the consolidated balance sheets.

As applicable borrowing rates are not typically implied within the lease arrangements, the Company discounts lease payments based on its estimated incremental borrowing rate at lease commencement, or modification, which is based on the Company’s estimated credit rating and the lease term at commencement.

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

Written Put Option

The Written Put Option is a liability under ASC 480, Distinguishing Liabilities from Equity, because it embodies an obligation to repurchase the Company’s shares by paying cash. Furthermore, the Written Put Option meets the definition of derivative under ASC 815. Therefore, the Written Put Option is classified as a current liability measured at fair value and is presented in Derivative liabilities on the Company’s consolidated balance sheets as of December 31, 2021. The unrealized gains and losses from changes

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

in the fair value of the Written Put Option is reflected in the consolidated statements of operations. The Company settled the derivative liability associated with the Written Put Option during the first quarter of 2022.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. As of December 31, 2022, the Company accrued $785 for uncertain tax positions.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents and restricted cash on deposit or invested with financial and lending institutions was $12,632 and $169,921, as of December 31, 2022 and December 31, 2021, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

is stated at cost, net of an allowance for doubtful accounts. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be fully collected. The allowance is based on the assessment of the following factors: customer creditworthiness, historical payment experience, and age of outstanding accounts receivable and any applicable collateral.

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

Internal-Use Software

Costs incurred in developing internal-use software are either capitalized or expensed, depending on both the nature of the costs and the phase of development in which they are incurred. Costs incurred for implementation activities during the preliminary and post-implementation phases of a project are expensed as incurred, while costs incurred during the application development phase are generally capitalized. Costs incurred to upgrade or enhance existing software are capitalized if the changes result in additional functionality, but these costs are expensed if the software’s functionality is not improved. No costs were capitalized during the Successor 2022 Period, Successor 2021 Period, Successor 2020 Period, and Predecessor 2020 Period.

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

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in selling, general and administrative expenses within the consolidated statements of operations. The table below presents advertising costs for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Advertising Costs	$339	$763	$35	$57

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted net (loss) income per share assumes conversion of potentially dilutive shares, such as stock options. The Company’s consolidated statements of operations include a presentation of net loss per share for the Successor 2022 Period, the Successor 2021 Period, and the Successor 2020 Period.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), an amendment of the FASB Accounting Standards Codification. Subsequent to the issuance of ASU 2016-13, there were various updates that amended and clarified the impact of ASU 2016-13. ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 will require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The use of forecasted information incorporates more timely information in the estimate of expected credit losses. The new guidance will be effective for the years beginning after December 15, 2022. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Adopted

The FASB issued ASU No. 2016-02, Leases (“ASC 842”) (“ASU 2016-02”), which supersedes the current lease requirements in ASC 840, Leases (“ASC 840”). ASU 2016-02 requires lessees to recognize a right-of-use asset and related lease liability for all leases, with a limited exception for short-term leases. Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the consolidated statements of operations. Under ASC 840, leases were classified as either capital or operating, with any capital leases recognized on the consolidated balance sheets. The reporting of lease-related expenses in the consolidated statements of operations and cash flows will be generally consistent with ASC 840.

The Company adopted ASC 842 utilizing the modified retrospective method on January 1, 2022 and elected the package of practical expedients permitted under the transition guidance within the new standard which among other things, allowed the Company to carry forward the historical lease classification. The Company did not elect the hindsight practical expedient to determine the lease term for existing leases. Adoption of the new standard resulted in the recognition of a $4,533 right-of-use

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

asset and $4,622 lease liability on the Company’s consolidated balance sheets upon adoption. Refer to Note L—Leases for more information.

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

Note C—Restructuring Charges

The Company initiated a restructuring action in the third quarter of 2022 and an additional restructuring action in the fourth quarter of 2022, both of which were completed as of December 31, 2022. The restructuring charges resulted from a strategic review of the Company’s capacity and future projections, with the purpose being to better align our organization and cost structure and improve the affordability of our products and services. During the year ended December 31, 2022, the Company recorded employee separation costs of $3,302, net of tax benefits. As of December 31, 2022, $1,767 of these cost had been settled. A liability reflecting unpaid employee separation costs of $1,535 is presented on the consolidated balance sheets within other current liabilities. In addition, the Company vacated certain underutilized real estate leases and as a result recognized an impairment of the associated right-of-use assets of $901. Refer to Note L—Leases for more information on the impairment.

The table below summarizes total restructuring charges by reportable segment for the year ended December 31, 2022:

	Cyber & Engineering	Analytics	Total
Employee separation costs	$417	$2,885	$3,302
Impairment of right-of-use assets	90	811	901
Total restructuring charges	$507	$3,696	$4,203

Note D—Business Combinations

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

June 19, 2020
Cash paid	$27,881
Equity issued	2,900
Purchase consideration	$30,781
Assets:
Cash	$1,038
Accounts receivable	3,018
Other current assets	112
Contract assets	1,095
Deposits	27
Property and equipment	77
Intangible assets	16,200
Total assets acquired	$21,567
Liabilities:
Accounts payable	365
Accrued liabilities	364
Deferred tax liability	476
Total liabilities acquired	$1,205
Fair value of net identifiable assets acquired	364
Goodwill	$10,419

The following table summarizes the intangible assets acquired by class:

June 19, 2020
Technology	5,400
Customer relationships	10,800
Total intangible assets	16,200

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

October 23, 2020
Cash paid	$55,932
Equity issued	8,143
Purchase consideration	$64,075
Assets:
Cash	$364
Accounts receivable	6,710
Contract assets	4,569
Prepaid expenses and other current assets	383
Property and equipment	218
Other non-current assets	5
Intangible assets	22,800
Total assets acquired	$35,049
Liabilities:
Accounts payable	$1,131
Deferred tax liability	1,033
Accrued liabilities	3,776
Total liabilities acquired	$5,940
Fair value of net identifiable assets acquired	29,109
Goodwill	$34,966

The following table summarizes the intangible assets acquired by class:

October 23, 2020
Customer relationships	$22,800

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

December 2, 2020
Cash paid	$60,715
Equity issued	2,145
Purchase consideration	$62,860
Assets:
Cash	$63
Accounts receivable	6,127
Prepaid expenses and other current assets	89
Property and equipment	305
Other non-current assets	48
Intangible assets	30,800
Total assets acquired	$37,432
Liabilities:
Accounts payable	$122
Accrued liabilities	946
Deferred tax liability	334
Other non-current liabilities	27
Total liabilities acquired	$1,429
Fair value of net identifiable assets acquired	36,003
Goodwill	$26,857

The following table summarizes the intangible assets acquired by class:

December 2, 2020
Technology	$10,300
Customer relationships	20,500
Total intangible assets	$30,800

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

December 21, 2020
Cash paid	$43,718
Assets:
Cash	1,843
Accounts receivable	907
Other receivables	707
Contract assets	779
Prepaid expenses and other current assets	64
Property and equipment	134
Other non-current assets	18
Intangible assets	21,700
Total assets acquired	$26,152
Liabilities:
Accounts payable	$2
Contract liabilities	501
Accrued liabilities	960
Total liabilities acquired	$1,463
Fair value of net identifiable assets acquired	24,689
Goodwill	$19,029

The following table summarizes the intangible assets acquired by class:

December 21, 2020
Technology	$7,000
Customer relationships	14,700
Total intangible assets	$21,700

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

ProModel Corporation Acquisition

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired 100% of the equity interest in ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately 16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel, which closed on December 21, 2020. The acquisition was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation is aligned under the Company’s Analytics business segment.

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

April 7, 2022
Cash paid	$8,559
Equity issued	7,501
Purchase consideration	$16,060
Assets:
Cash	$4,094
Accounts receivable	743
Prepaid expenses and other current assets	1,600
Contract assets	398
Property and equipment	83
Other non-current assets	21
Intangible assets	9,300
Total assets acquired	$16,239
Liabilities:
Accounts payable	5
Accrued liabilities	7,752
Contract liabilities	1,555
Deferred tax liabilities	1,458
Total liabilities acquired	$10,770
Fair value of net identifiable assets acquired	5,469
Goodwill	$10,591

The following table summarizes the intangible assets acquired by class:

April 7, 2022
Technology	$3,500
Customer relationships	5,800
Total intangible assets	$9,300

The acquired technology and customer relationship intangible assets have a weighted-average estimated useful lives of 7 years and 20 years, respectively.

The amounts above represent the current preliminary fair value estimates as the measurement period is still open as of December 31, 2022. The Company is refining tax positions that existed at the date of the acquisition.

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

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma combined results of operations for the business combinations for the years ended December 31, 2022 and December 31, 2021 as though the acquisitions had been completed as of January 1, 2021.

	Pro forma for the year ended
	December 31, 2022	December 31, 2021
Net revenue	$156,256	$151,380
Net loss	(122,751)	(124,762)
Transaction expenses	1,585	—

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

The Company incurred $1,585 of transaction expenses attributable to the acquisition of ProModel Corporation during the year ended December 31, 2022.

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

Private warrants and written put options are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note R—Warrants for information on the Level 3 inputs used to value the private warrants and Note P—Written Put Option for information on the Level 3 inputs used to value the written put options.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		December 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$9	$9
Written put options	Derivative liabilities	—	—	—	—

		December 31, 2021
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$319	$319
Written put options	Derivative liabilities	—	—	44,827	44,827

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	Private warrants	Written put options
December 31, 2020	$—	$—
Additions	422	11,371
Changes in fair value	(103)	33,456
Settlements	—	—
December 31, 2021	$319	$44,827
Additions	—	—
Changes in fair value	(267)	(1,281)
Settlements	(43)	(43,546)
December 31, 2022	$9	$—

Note F—Property and Equipment, net

The property and equipment and accumulated depreciation balances are as follows:

	December 31, 2022	December 31, 2021
Computer equipment	$1,006	$859
Furniture and fixtures	713	433
Leasehold improvements	398	117
Office equipment	168	89
Software	60	6
Less: accumulated depreciation	(912)	(426)
Property and equipment, net	$1,433	$1,078

The table below presents depreciation expense related to property and equipment for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Depreciation expense on property and equipment	$497	$410	$26	$52

Note G—Goodwill

During the second quarter for the year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units may be less than their respective carrying amounts. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company performed a quantitative goodwill impairment assessment, as described further below, and concluded that the carrying value of the Cyber & Engineering reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252, which is included within the consolidated statements of operations for the year ended December 31, 2022.

During the fourth quarter of the year ending December 31, 2022, the Company identified factors indicating that the fair value of the Analytics reporting unit may be less than its carrying amount. These factors were related to current macroeconomic headwinds, delays in contract awards, and changes to previously anticipated growth rates. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company performed a quantitative goodwill impairment assessment, as described further below, and concluded that the carrying value of the Analytics reporting unit exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

$18,292, which is included within the consolidated statements of operations for the year ended December 31, 2022.

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

The table below presents the changes in the carrying amount of goodwill by reporting unit:

	Cyber & Engineering	Analytics	Total
December 31, 2020	$34,966	$56,305	$91,271
Measurement period adjustment - PCI	286	—	286
Measurement period adjustment - ProModel	—	79	79
As of December 31, 2021	$35,252	$56,384	$91,636
Goodwill arising from the ProModel Corporation acquisition	—	10,591	10,591
Goodwill impairment	(35,252)	(18,292)	(53,544)
As of December 31, 2022	$—	$48,683	$48,683

Accumulated impairment losses to goodwill were $53,544 as of December 31, 2022, of which $35,252 relates to the Cyber & Engineering reporting unit and $18,292 relates to the Analytics reporting unit.

Note H—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(7,702)	$66,898	20
Technology	26,200	(7,413)	18,787	7
Total	$100,800	$(15,115)	$85,685

	December 31, 2021
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$68,800	$(4,051)	$64,749	20
Technology	22,700	(3,803)	18,897	7
Total	$91,500	$(7,854)	$83,646

The table below presents the amortization expense related to intangible assets for the following periods:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Amortization expense related to intangible assets	$7,261	$6,852	$1,002	$—

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of December 31, 2022:

2023	$7,473
2024	7,473
2025	7,473
2026	7,473
2027	6,912
Thereafter	48,881
Total estimated amortization expense	$85,685

Note I—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	December 31, 2022	December 31, 2021
Prepaid insurance	$3,205	$4,265
Prepaid expenses	1,663	1,933
Prepaid taxes	1,827	284
Pre-contract costs(1)	3,605	546
Total prepaid expenses and other current assets	$10,300	$7,028
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

Pre-contract costs that are initially capitalized in prepaid assets and other current assets are generally recognized as cost of revenues consistent with the transfer of products or services to the customer upon the receipt of the anticipated contract. All other pre-contract costs, including start-up costs, are expensed as incurred. As of December 31, 2022 and December 31, 2021, $3,605 and $546 of pre-contract costs were included in prepaid expenses and other current assets, respectively.

Note J—Accrued Liabilities
The table below presents details on accrued liabilities:

	December 31, 2022	December 31, 2021
Payroll accruals	$11,319	$9,011
Accrued interest	567	842
Other accrued expenses	1,480	882
Total accrued liabilities	$13,366	$10,735

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note K—Debt

The table below presents the Company’s debt balances:

	December 31, 2022	December 31, 2021
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	2,059	4,233
Total debt	202,059	204,233
Less: unamortized issuance costs	7,682	9,636
Total debt, net	194,377	194,597
Less: current portion	2,059	4,233
Long-term debt, net	$192,318	$190,364

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2022, the Company was in compliance with all covenants.

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

As of December 31, 2022, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $7.7 million of unamortized debt issuance costs.

Bank of America Senior Revolver

The Company is party to a senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), entered into on December 7, 2021 (the “Closing Date”), subsequently amended on November 8, 2022, providing the Company with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

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

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver).

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

in the Second Amendment. As the initial availability quarter is the first quarter of fiscal year 2023, the Company was unable to draw on the Senior Revolver as of December 31, 2022.

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

As of December 31, 2022, the Company had not drawn on the Line of Credit. Unamortized debt issuance costs of $198 as of December 31, 2022, are recorded on the consolidated balance sheets and are presented in other non-current assets.

D&O Financing Loan

On December 8, 2021, the Company entered into a $4,233 loan (the “D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2022. The D&O Financing Loan had an interest rate of 1.50% per annum and a maturity date of December 8, 2022.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023.

Note L—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and remaining lease terms of up to eight years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases at December 31, 2022:

Weighted average remaining lease term	5.32
Weighted average discount rate	10.43%

The table below presents rent expense under all leases for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Rent expense	$1,899	$1,612	$198	$367

Rent expense for the year ended December 31, 2022 includes $398 of short-term lease costs and $42 of variable lease costs.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table presents supplemental cash flow and non-cash information related to leases:

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,160
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$2,027

As of December 31, 2022, the future annual minimum lease payments for operating leases are as follows:

2023	$1,429
2024	1,257
2025	1,207
2026	1,138
2027	531
Thereafter	3,625
Total future minimum lease payments	$9,187
Less: amounts related to imputed interest	(3,289)
Present value of future minimum lease payments	5,898
Less: current portion of long-term lease liability	806
Long-term lease liability	$5,092

During the fourth quarter of 2022, the Company vacated certain underutilized real estate leases as a result of its continued efforts to consolidate administrative functions and reduce overhead costs. The Company intends to sublease certain of these leases (where practicable and contractually permitted), and as of December 31, 2022, had subleased two of the vacated real estate leases and recognized $48 of sublease income on the consolidated statements of operations.

The decision to vacate these real estate leases is considered an indicator of impairment of the right-of-use asset. The Company utilized a discounted cash flow to estimate the fair value as of the date each lease was vacated. This included, amongst other inputs, estimating future sublease income through the end of each remaining lease term (where contractually permitted). These cash flows were discounted using a risk-adjusted risk-free rate. The carrying value of the right-of-use assets exceeded its estimated fair value and as a result, the Company recognized an impairment expense of $901, which is presented in restructuring charges on the consolidated statements of operations for the year ended December 31, 2022.

Note M—Income Taxes

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the components of income tax (benefit) expense for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Federal:
Deferred	$(1,372)	$797	$(2,047)	$—
Total Federal	(1,372)	797	(2,047)	—

State:
Current	40	42	4	11
Deferred	(385)	245	(590)	(8)
Total State	(345)	287	(586)	3
Income tax (benefit) expense	$(1,717)	$1,084	$(2,633)	$3

The following is the reconciliation of the amounts computed using the federal statutory income tax rate and the amounts computed using the effective income tax rate:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Tax benefit at federal statutory rates	$(25,853)	(25,718)	(2,199)	—
State income tax, net of federal tax benefit	(7,532)	(2,163)	(628)	3
Class B Incentive Unit equity-based compensation	1,001	12,673	—	—
Valuation allowance	28,607	8,967	—	—
Net (decrease) increase in fair value of derivatives	(334)	7,004	—	—
Goodwill impairment	1,900	—	—	—
Transaction expenses	—	—	119	—
Other permanent differences	494	321	75	—
Income tax expense (benefit)	$(1,717)	$1,084	(2,633)	$3

Effective tax rate	1.4%	(0.9)%	25.1%	0.0%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the components of net deferred tax assets and deferred liabilities:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating loss carryforwards	$23,750	$9,932
Interest carryforwards	5,660	2,151
Amortizable transaction costs	1,874	1,410
Accrued expenses	1,226	1,361
Deferred rent	—	51
Equity-based compensation	1,043	50
Depreciation and amortization	8,017	—
Lease liabilities	1,626	—
Section 174 costs	2,729	—
Other assets	239	114
Total deferred tax assets	46,164	15,069
Valuation allowance	(43,347)	(13,439)
Net deferred tax assets	2,817	1,630

Deferred tax liabilities:
Depreciation and amortization	—	1,267
Prepaid expenses	1,490	611
Right-of-use assets	1,276	—
Total deferred tax liabilities	2,766	1,878
Net deferred tax assets (liabilities)	$51	$(248)

As of December 31, 2022, the Company has $83,182 of U.S. federal net operating losses, all of which can be carried forward indefinitely.

As of December 31, 2022, the Company has $86,647 of U.S. state net operating losses which will begin to expire in 2031.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that it would be not able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance. The Company had valuation allowances against net deferred tax assets of $43,347 and $13,439 as of December 31, 2022 and December 31, 2021, respectively. The valuation allowance of $13,439 was initially established during the year ended December 31, 2021. During the year ended December 31, 2022, the increase of $29,908 in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from net operating losses, section 174 capitalization, and goodwill impairment.

Unrecognized Tax Benefits

As of December 31, 2022 and December 31, 2021, the Company had gross unrecognized tax benefits of $785 and $—, respectively. The unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate because of the valuation allowance. There are no interest and penalties associated with the unrecognized tax benefits. We are subject to income taxes only in the United States, and all tax years since the Company’s inception are open for examination.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the Company’s gross unrecognized tax benefits:

Unrecognized tax benefits as of December 31, 2021	$—
Increases related to positions taken on prior year items	785
Unrecognized tax benefits as of December 31, 2022	$785

Note N—Employee Benefit Plans

401(k) Plans

The Predecessor maintained a qualified 401(k) plan for its U.S. employees. The Company maintains three qualified 401(k) plans for its U.S. employees: the PCI 401(k) plan, the NuWave 401(k) plan and the Open Solutions 401(k) plan.

The table below presents the total contributions to the Company’s 401(k) plans for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Total contributions	$5,880	$3,975	$650	$1,724
Note O—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows

Note P—Written Put Option

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

During the first quarter of 2022, the Company settled the derivative liability associated with the Written Put Option by repurchasing all 9,952,803 shares of its common stock at the Investors’ request. Certain of the Investors requested for their shares to be repurchased prior to the end of the three-month period at a reduced price per share. As a result, 5,000,000 shares were repurchased at $10.125 per share during the first quarter of 2022. Of the $101,021 previously presented as restricted cash on the Company’s consolidated balance sheets on December 31, 2021, $100,896 was released from the escrow account to settle the obligation to Investors and the remaining $125 was reclassified to cash and cash equivalents.

The table below presents the value of the Written Put Option under the Black-Scholes OPM using the following assumptions as of December 31, 2021:

December 31, 2021
Value of the written put options	$4.50
Exercise price	$10.15
Common stock price	$5.66
Expected option term (in years)	0.18
Expected volatility	66.00%
Risk-free rate of return	0.06%
Expected annual dividend yield	—%

As of December 31, 2021, the Written Put Option had a fair value of $44,827 and was presented on the consolidated balance sheet as a derivative liability. During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 was presented in net (decrease) increase in fair value of derivatives on the consolidated statement of operations for the year ended December 31, 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity.

Note Q—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	December 31, 2022	December 31, 2021
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	127,022,363	135,566,227

Treasury Stock

During the year ended December 31, 2022, the Company repurchased 9,952,803 shares at a cost of $57,350 to settle the Company’s obligations under the FPAs. These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity.

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	December 31, 2022	December 31, 2021
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note R—Warrants

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2022 and December 31, 2021, there were 12,115,130 and 11,959,939 public warrants issued and outstanding, respectively.

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

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2022	December 31, 2021
Fair value of each private warrant	$0.04	$0.87
Exercise price	$11.50	$11.50
Common stock price	$0.67	$5.66
Expected option term (in years)	3.90	4.94
Expected volatility	72.10%	39.50%
Risk-free rate of return	4.10%	1.25%
Expected annual dividend yield	—%	—%

As of December 31, 2022, the private warrants have a fair value of $9 and are presented on the consolidated balance sheets within other non-current liabilities. The gain of $267 was recognized as a result of the change in fair value for the year ended December 31, 2022, are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2022 and December 31, 2021, there were 210,642 and 366,533 private warrants issued and outstanding, respectively.

Note S—Equity-Based Compensation

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

Selling, general and administrative expenses for the Predecessor 2020 Period included $80 of equity-based compensation related to Class B Units.

Class A Units granted to Board of Directors

Prior to the Merger, certain members of the Board of Directors of the Company had elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted by the Parent were determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the year ended December 31, 2022. The total value of the Class A units granted to such Board of Directors for the year ended December 31, 2021 was $86, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

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

On December 7, 2021, the previously announced Merger was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months. During the year ended December 31, 2022, the Company’s Parent modified the vesting conditions for four former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $(1,509) during the year ended December 31, 2022. The total compensation expense recognized by the Company for Tranche II Incentive Units, including the effects of modifications, was as follows:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Equity-based compensation expense in selling, general and administrative	$3,981	$53,463	$—	$—
Equity-based compensation expense in cost of revenues	785	6,886	—	—
Total compensation expense	$4,766	$60,349	$—	$—

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2020	—
Granted	9,650,000
Vested	(5,640,000)
Forfeited	(250,000)
Unvested as of December 31, 2021	3,760,000
Granted	—
Vested	(1,890,000)
Forfeited	(575,000)
Unvested as of December 31, 2022	1,295,000

As of December 31, 2022, there was $5,034 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 1.08 years.

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

During the year ended December 31, 2022, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $2.30. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of the Stock Options as estimated on the grant date using the Black-Scholes OPM using the following assumptions:

Stock Options grant date	October 31, 2022	October 12, 2022	August 29, 2022	June 13, 2022	March 30, 2022
Number of Stock Options granted	943,948	1,248,003	81,701	101,215	424,017
Price of common stock on the grant date	$1.32	$1.28	$1.53	$4.94	$8.24
Expected option term (in years)	5.8	6.1	6.1	6.2	6.3
Expected volatility(1)	68.0%	67.0%	66.0%	57.0%	54.0%
Risk-free rate of return	4.2%	4.0%	3.2%	3.5%	2.4%
Expected annual dividend yield	—%	—%	—%	—%	—%

Fair value of the Stock Options on the grant date	$0.84	$0.82	$0.96	$2.85	$4.67
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	—	$—	0.0	$—
Granted	482,000	9.99
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of December 31, 2021	482,000	$9.99	10.0	$—
Granted	2,798,884	2.30
Exercised	—	—
Forfeited	(278,903)	8.79
Expired	(19,088)	$9.62
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—

Vested and exercisable as of December 31, 2022	137,359	$6.03	9.28	$—

The Stock Options had no intrinsic value as of December 31, 2022. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

December 31, 2022, there was $4,305 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.94 years.

Restricted Stock Units

During the year ended December 31, 2022, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 8,529,066 RSUs to employees during the year ended December 31, 2022. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 100% on the one year anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	—	$—
Granted	403,300	10.03
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2021	403,300	$10.03
Granted	8,529,066	2.62
Vested	(311,811)	6.64
Forfeited	(1,025,370)	5.66
Unvested as of December 31, 2022	7,595,185	$2.35

As of December 31, 2022, there was $15,847 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 2.39 years.

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

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	—	$—
Granted	150,000	10.03
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2021	150,000	$10.03
Granted	175,000	1.53
Vested	—	—
Forfeited	(37,500)	10.03
Unvested as of December 31, 2022	287,500	$4.86

As of December 31, 2022, it was not considered probable that the performance conditions of the PSUs would be achieved. As a result, any equity-based compensation expense previously recognized for the PSUs was reversed. Equity-based compensation of $— was recognized during the year ended December 31, 2022.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Employee Share Purchase Plan

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,212,786 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of December 31, 2022, 508,062 shares had been sold under the ESPP and the Company has withheld employee contributions of $156, which are presented on the consolidated balance sheets within other current liabilities.

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

ESPP grant date	December 1, 2022	May 1, 2022
Price of common stock on the grant date	$0.88	$10.01
Expected term (in years)	0.50	0.60
Expected volatility(1)	110.0%	56.0%
Risk-free rate of return	4.6%	1.5%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.40	$3.22
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of December 31, 2022, there was $371 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.41 years.

Equity-based Compensation Expense

The table below present the total equity-based compensation expense recognized for Class A and B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Equity-based compensation expense in selling, general and administrative	$7,359	$53,726	$—	$80
Equity-based compensation expense in cost of revenues	3,172	6,889	—	—
Equity-based compensation expense in research and development	334	—	—	—
Total equity-based compensation expense	$10,865	$60,615	$—	$80

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note T—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Successor
Basic and diluted net loss per share	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020
Numerator:
Net loss	$(121,674)	$(123,552)	$(7,838)
Denominator:
Weighted average shares outstanding—basic and diluted	127,698,478	107,009,834	105,000,000
Basic and diluted net loss per Share	$(0.95)	$(1.15)	$(0.07)

As of December 31, 2022, there were outstanding Stock Options to purchase 2,982,893 shares of common stock at a weighted-average exercise price of $2.89, outstanding private warrants and public warrants to convert to 210,642 shares and 12,115,130 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 3,482,791 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 7,595,185 shares and 287,500 shares of common stock, respectively. Because of the net loss incurred during the year ended December 31, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

As of December 31, 2021, there were outstanding Stock Options to purchase 482,000 shares of common stock at an exercise price of $9.99, outstanding private warrants and public warrants to convert to 366,533 shares and 11,959,939 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 17,391,304 shares of common stock at an initial conversion price of $11.50, written put options for 9,952,803 shares of common stock at a price of $10.15 per share, and outstanding restricted stock units and performance stock units representing the right to receive 403,300 shares and 150,000 shares of common stock, respectively. The effects of these dilutive instruments were not presented for the Successor 2021 Period as the effects would be anti-dilutive. There were no potentially dilutive common stock instruments for the Successor 2020 Period.

During the first quarter of 2023, the Company issued 13,888,889 shares of Common Stock and warrants to purchase up to an additional 13,888,889 shares of Common Stock under a private placement. Refer to Note X—Subsequent Events for more information.

Note U—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Time and materials	$102,255	$98,763	$24,613	$57,549
Firm fixed price	35,939	41,231	6,938	2,216
Cost-reimbursable	16,817	5,584	1	—
Total revenues	$155,011	$145,578	$31,552	$59,765

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

Successor 2022 Period

	Year Ended December 31, 2022
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$29,087	$—	$29,087	19%
Customer B	17,426	—	17,426	11%
Customer C	—	29,413	29,413	19%
Customer D(1)	—	3,115	3,115	2%
Customer E(1)	—	—	—	—%
All others	24,601	51,369	75,970	49%
Total revenues	$71,114	$83,897	$155,011	100%

Successor 2021 Period

	Year Ended December 31, 2021
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$31,732		$31,732	22%
Customer B	15,032	—	15,032	10%
Customer C(1)	—	10,804	10,804	7%
Customer D(1)	—	11,538	11,538	8%
Customer E(1)	—	8,835	8,835	6%
All others	28,115	39,522	67,637	47%
Total revenues	$74,879	$70,699	$145,578	100%

Successor 2020 Period

	Period from May 22, 2020 through December 31, 2020
	Cyber & Engineering	Analytics	Total	Percent of total revenues
Customer A	$8,075	$—	$8,075	26%
Customer B	3,495	—	3,495	11%
Customer C(1)	—	—	—	—%
Customer D	—	5,498	5,498	17%
Customer E	—	5,494	5,494	17%
All others	4,014	4,976	8,990	29%
Total revenues	$15,584	$15,968	$31,552	100%

Predecessor 2020 Period
	Period from January 1, 2020 through October 22, 2020
	Total(2)	Percent of total revenues
Customer A	$26,049	44%
Customer B	12,282	21%
All others	21,434	35%
Total revenues	$59,765	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.
(2) The Predecessor 2020 Period comprises a single reportable segment. As a result, segment reporting for those periods is not presented.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2022	December 31, 2021
Contract assets	$1,312	$628
Contract liabilities	$2,022	$4,207

The change in contract assets between December 31, 2021 and December 31, 2022 was primarily driven by services rendered for Analytics customers that are yet to be invoiced. The change in contract liability balances between December 31, 2021 and December 31, 2022 was primarily driven by services performed for an Analytics customer that had a large contract liability balance at December 31, 2021. Revenue recognized in the year ended December 31, 2022 that was included in the contract liability balance as of December 31, 2021 was $4,207.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Successor			Predecessor
	Year Ended December 31, 2022	Year Ended December 31, 2021	Period from May 22, 2020 through December 31, 2020	Period from January 1, 2020 through October 22, 2020
Net EAC Adjustments, before income taxes	$1,598	$1,650	$—	$—
Net EAC Adjustments, net of income taxes	$1,262	$1,304	$—	$—
Net EAC Adjustments, net of income taxes, per diluted share	$0.01	$0.01	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $75 million. The Company expects to recognize approximately 97% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note V—Reportable Segment Information

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

The tables below present the Company’s operating segment results of operations for the following periods:

	Successor
	Year Ended December 31, 2022
	Cyber & Engineering	Analytics	Total
Revenues	$71,114	$83,897	$155,011
Segment adjusted gross margin	15,617	37,147	52,764
Segment adjusted gross margin %	22%	44%	34%
Research and development costs excluded from segment adjusted gross margin			(6,599)
Equity-based compensation excluded from segment adjusted gross margin			(3,172)
Operating expenses:
Selling, general and administrative			84,775
Research and development			8,393
Restructuring charges			4,203
Transaction expenses			2,605
Goodwill impairment			53,544
Operating loss			(110,527)
Net (decrease) increase in fair value of derivatives			(1,591)
Interest expense			14,436
Other expense			19
Loss before taxes			$(123,391)

	Successor
	Year Ended December 31, 2021
	Cyber & Engineering	Analytics	Total
Revenues	$74,879	$70,699	$145,578
Segment adjusted gross margin	17,480	31,756	49,236
Segment adjusted gross margin %	23%	45%	34%
Research and development costs excluded from segment adjusted gross margin			(8,282)
Equity-based compensation excluded from segment adjusted gross margin			(6,886)
Operating expenses:
Selling, general and administrative			106,507
Research and development			6,033
Restructuring charges			—
Transaction expenses			—
Goodwill impairment			—
Operating loss			(78,472)
Net (decrease) increase in fair value of derivatives			33,353
Loss on extinguishment of debt			2,881
Interest expense			7,762

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Other expense			—
Loss before taxes			$(122,468)

	Successor
	Period from May 22, 2020 through
	December 31, 2020
	Cyber & Engineering	Analytics	Total
Revenues	$15,584	$15,968	$31,552
Segment adjusted gross margin	3,570	7,799	11,369
Segment adjusted gross margin %	23%	49%	36%
Research and development costs excluded from segment adjusted gross margin			(2,694)
Equity-based compensation excluded from segment adjusted gross margin			—
Operating expenses:
Selling, general and administrative			7,909
Research and development			530
Restructuring charges			—
Transaction expenses			10,091
Goodwill impairment			—
Operating loss			(9,855)
Net (decrease) increase in fair value of derivatives			—
Loss on extinguishment of debt			—
Interest expense			616
Other expense			—
Loss before taxes			$(10,471)

The following table presents the assets by segment as of the following periods:

	December 31, 2022				December 31, 2021
	Cyber & Engineering	Analytics	Corporate	Total	Cyber & Engineering	Analytics	Corporate	Total
Total assets	$38,841	$150,447	$6,020	$195,308	$74,808	$154,085	$154,429	$383,322

The Predecessor 2020 Period comprises a single reportable segment. As a result, segment reporting for that period is not presented.

Note W—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $—, $1,001 and $414 during the year ended December 31, 2022, December 31, 2021, and the period from May 22, 2020 through December 31, 2020, respectively. Following consummation of the Merger, the Company no longer receives consulting services from AE or its affiliates.

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

During the year ended December 31, 2022, the Company paid or accrued $2,272, as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $1,218, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the year ended December 31, 2021, the Company paid or accrued $181, as compensation expense for the Board of Directors, including aggregate fair value of $86, respectively, of Parent’s Class A Units.

During the period from May 22, 2020 through December 31, 2020, the Company paid or accrued $56, as compensation expense for the Board of Directors, including aggregate fair value of $25, respectively, of Parent’s Class A Units.

During the period from May 22, 2020 through December 31, 2020, the Successor accrued $650 as compensation expense settled in Parent’s Class A units for services related to the acquisition of PCI provided by Peter Cannito, Chairman of the Company’s Board of Directors, which is reflected in the transaction expenses within the consolidated statements of operations.

There were no related-party transactions during the Predecessor Period.

Note X—Subsequent Events

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated January 16, 2023, by and among the Company and Armistice Capital Master Fund Ltd. At the closing of the Private Placement, the Company issued (i) 13,888,889 shares (the “Private Placement Shares”) of the Company’s common stock, par value $0.0001 per share, and (ii) a Common Stock purchase warrant (the “Warrant”) to purchase up to an additional 13,888,889 shares of Common Stock.

The purchase price per share of each Private Placement Share and the associated Warrant was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000 before deducting the placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, revenue recognition, and ineffective IT General Controls.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management concluded that material weaknesses exists in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Remediation Efforts to Address Material Weaknesses

Management has and will continue to enhance the risk assessment process and design of internal control over financial reporting which, among other procedures, includes enhancing segregation of duties, enhancing the documentation of the Company’s analysis and conclusions on revenue recognition from contracts with customers, implementing additional IT General Controls, and increasing monitoring and oversight activities. Additionally, management will continue to enhance the documentation of the Company’s analysis and conclusions on revenue recognition from contracts with customers. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2023.

Changes in Internal Controls Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be set forth in an amendment to this Form 10-K to be filed on Form 10-K/A with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) We have filed the following documents as part of this Annual Report on Form 10-K:

1. Financial Statements

See Index under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

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
		Schedule 14A	11/5/2021	001-40031	Annex A
2.2†	Amendment No. 2 to Merger Agreement, dated as of November 29, 2021 (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by GigCapital4, Inc. on November 30, 2021 and on Exhibit 2.2 to BigBear.ai Holdings, Inc.’s Form 8-K filed on December 13, 2021, respectively).	8-K	11/30/2021	001-40031	10.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
4.1	Warrant Agreement, dated as of February 8, 2021, between Continental Stock Transfer & Trust Company and the GigCapital4, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by GigCapital4, Inc. on February 12, 2021).	8-K	2/12/2021	001-40031	4.1
4.2	Indenture, dated December 7, 2021, between Wilmington Trust, National Association and GigCapital4, Inc., relating to the 6.00% Convertible Notes due 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.2
4.3	Form of 2026 Convertible Note (included in Exhibit 4.2).	8-K	12/13/2021	001-40031	10.2
4.4	Form of Common Stock Purchase Warrant	8-K	1/19/2023	001-40031	4.1
4.5	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2022	001-40031	4.4
10.1	Form of Amended and Restated Convertible Note Subscription Agreement and form of Revised Indenture (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.3
10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.3
10.3#	BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.4
10.4#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Employees).	10-K	3/31/2022	001-40031	10.4
10.5#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Stock Option Grant Notice.	10-K	3/31/2022	001-40031	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.6#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Non-Employee Director).	10-K	3/31/2022	001-40031	10.6
10.7#	BigBear.ai Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.5
10.8#	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.6
10.9#	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.7
10.10#	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.8
10.11#	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.9
10.12	Backstop Subscription Agreement, dated as of November 29, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.2
10.13	First Amendment to Backstop Subscription Agreement, dated as of December 6, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.1
10.14	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.3
10.15	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.4
10.16	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.5
10.17	Payment Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.6 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.6
10.18	Amended and Restated Investor Rights Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC, AE BBAI Aggregator, LP, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International, Inc., BMO Capital Markets Corp., William Blair & Company, L.L.C., and Other Holders (as defined in the Amended and Restated Investor Rights Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.7
10.19	Credit Agreement, dated as of December 7, 2021, by and among BigBear.ai Holdings, Inc., the other borrowers party thereto from time to time, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.17
10.20#	Employment Agreement, dated as of October 23, 2020, between PCI Strategic Management, LLC, and Joshua Kinley (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.18
10.21#	Offer Letter, dated as of May 22, 2020, on behalf of AE Industrial Partners Fund II, L.P., to Mr. Reginald Brothers (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.19
10.22	Forward Share Purchase Agreement, dated October 21, 2021, by and among GigCapital4, Inc. and Tenor Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on October 22, 2021).	8-K	10/22/2021	001-40031	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.23	Termination of the Forward Share Purchase Agreement, dated February 22, 2022, by and among BigBear.ai Holdings, Inc., Glazer Capital, LLC and Meteora Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on February 23, 2022).	8-K	2/23/2022	001-40031	10.1
10.24	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022	10-Q	8/12/2022	001-40031	10.1
10.25	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 8, 2022	10-Q	11/10/2022	001-40031	10.2
10.26	Separation Agreement and General Release, dated as of September 15, 2022, by and between BigBear.ai, LLC and Brian Frutchey	8-K	9/20/2022	001-40031	10.1
10.27	Offer Letter, dated as of October 11, 2022, between BigBear.ai Holdings, Inc. and Amanda Long	8-K	10/11/2022	001-40031	10.1
10.28	Separation Agreement and General Release, dated as of October 9, 2022, by and between BigBear.ai, LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.3
10.29	Consulting Agreement, dated as of October 9, 2022, between BigBear.ai LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.4
10.30	BigBear.ai, LLC Executive Severance Plan	8-K	11/21/2022	001-40031	10.1
10.31	Separation and Release Agreement, dated as of December 30, 2022, by and between BigBear.ai Holdings, Inc. and Joshua Kinley	8-K	1/4/2023	001-40031	10.1
10.32	Form of Securities Purchase Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.1
10.33	Form of Registration Rights Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.2
21.1	Significant Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
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

Date: March 31, 2023	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer

KNOWN ALL BY THOSE PRESENT, that each person whose signature appears below constitutes and appoints Amanda Long and Julie Peffer or any of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amanda Long	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Amanda Long

/s/ Julie Peffer	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Julie Peffer

/s/ Sean Ricker	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2023
Sean Ricker

/s/ Peter Cannito	Chairman of the Board	March 31, 2023
Peter Cannito

/s/ Sean Battle	Director	March 31, 2023
Sean Battle

/s/ Pamela Braden	Director	March 31, 2023
Pamela Braden

/s/ Dr. Raluca Dinu	Director	March 31, 2023
Dr. Raluca Dinu

/s/ Paul Fulchino	Director	March 31, 2023
Paul Fulchino

/s/ Jeffrey Hart	Director	March 31, 2023
Jeffrey Hart

/s/ Dorothy D. Hayes	Director	March 31, 2023
Dorothy D. Hayes

Signature	Title	Date

/s/ Raanan I. Horowitz	Director	March 31, 2023
Raanan I. Horowitz

/s/ Dr. Avi Katz	Director	March 31, 2023
Dr. Avi Katz

/s/ Kirk Konert	Director	March 31, 2023
Kirk Konert