Form 10-K/A
period 2022-12-31
BigBear.ai Holdings, Inc.
filed 2023-04-07
CIK 1836981

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
There were 142,834,513 shares of our common stock, $0.0001 par value per share, outstanding as of April 3, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

BigBear.ai Holdings, Inc. (“BigBear,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the 2022 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if it is filed no later than 120 days after the Company’s fiscal year-end (or, if such definitive proxy statement or information statement is not filed with the SEC in the l20-day period, the Items comprising the Part III information must be filed as part of the Form 10-K, or as an amendment to the Form 10-K, not later than the end of the 120-day period). We are filing this Amendment to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the 2022 10-K.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 10-K and the exhibit index set forth in Part IV of the 2022 10-K and includes certain exhibits as noted thereon. Additionally, this Amendment amends and restates Item 8 solely to correct the dates in the first paragraph of the report of the independent registered public accounting firm.

Except as described above, no other changes have been made to the 2022 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2022 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2022 10-K. Accordingly, this Amendment should be read in conjunction with our 2022 10-K and with our filings with the SEC subsequent to the filing of our 2022 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Terms used but not defined herein are as defined in our 2022 10-K.

BIGBEAR.AI HOLDINGS, INC.
Amendment No. 1 on FORM 10-K/A

Part II

Item 8. Financial Statements and Supplementary Data

BigBear.ai Holdings, Inc. and Subsidiaries

Index to Consolidated Financial Statements

Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	6

Consolidated Balance Sheets as of December 31, 2022 (Successor) and December 31, 2021 (Successor)	7

Consolidated Statements of Operations for the Year Ended December 31, 2022 (Successor), Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), and the Period from January 1, 2020 through October 22, 2020 (Predecessor)	8

Consolidated Statements of Equity for January 1, 2020 through October 22, 2020 (Predecessor)	9

Consolidated Statements of Changes in Equity for the Year Ended December 31, 2022 (Successor), the Year Ended December 31, 2021 (Successor), and the Period from May 22, 2020 through December 31, 2020 (Successor)	10

Consolidated Statements of Cash Flows for the Year Ended December 31, 2022 (Successor), the Year Ended December 31, 2021 (Successor), the Period from May 22, 2020 through December 31, 2020 (Successor), and the Period from January 1, 2020 through October 22, 2020 (Predecessor)	11

Notes to Consolidated Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BigBear.ai Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings, Inc. (a Delaware corporation) and subsidiaries (formerly BigBear.ai Holdings, LLC, collectively the “Company” or “Successor”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the years ended December 31, 2022 and December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the consolidated statements of operations, changes in equity, and cash flows of PCI Strategic Management, LLC (Predecessor) for the period from January 1, 2020 through October 22, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and December 31, 2021 and the period from May 22, 2020 through December 31, 2020 (Successor) and the period from January 1, 2020 through October 22, 2020 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Arlington, Virginia
March 31, 2023

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	Successor
	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,632	$68,900
Restricted cash	—	101,021
Accounts receivable, less allowance for doubtful accounts of $98 as of December 31, 2022 and $43 as of December 31, 2021	30,091	28,605
Contract assets	1,312	628
Prepaid expenses and other current assets	10,300	7,028
Total current assets	54,335	206,182
Non-current assets:
Property and equipment, net	1,433	1,078
Goodwill	48,683	91,636
Intangible assets, net	85,685	83,646
Right-of-use assets	4,638	—
Deferred tax assets	51	—
Other non-current assets	483	780
Total assets	$195,308	$383,322

Liabilities and equity
Current liabilities:
Accounts payable	$15,422	$5,475
Short-term debt, including current portion of long-term debt	2,059	4,233
Accrued liabilities	13,366	10,735
Contract liabilities	2,022	4,207
Current portion of long-term lease liability	806	—
Derivative liabilities	—	44,827
Other current liabilities	2,085	541
Total current liabilities	35,760	70,018
Non-current liabilities:
Long-term debt, net	192,318	190,364
Long-term lease liability	5,092	—
Deferred tax liabilities	—	248
Other non-current liabilities	10	324
Total liabilities	233,180	260,954
Commitments and contingencies (Note O)
Stockholders’ (deficit) equity:
Common stock, par value $0.0001; 500,000,000 shares authorized and 127,022,363 shares issued at December 31, 2022 and 135,566,227 at December 31, 2021	14	14
Additional paid-in capital	272,528	253,744
Treasury stock, at cost 9,952,803 shares at December 31, 2022 and 0 shares at December 31, 2021	(57,350)	—
Accumulated deficit	(253,064)	(131,390)
Total stockholders’ (deficit) equity	(37,872)	122,368
Total liabilities and stockholders’ (deficit) equity	$195,308	$383,322

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

Note W—Related Party Transactions

The Company incurred expenses related to consulting services provided by the affiliates of AE of $0, $1,001 and $414 during the year ended December 31, 2022, December 31, 2021, and the period from May 22, 2020 through December 31, 2020, respectively. Following consummation of the Merger, the Company no longer receives consulting services from AE or its affiliates.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, the following persons serve as our executive officers and directors:

Name	Age	Position(s)
Amanda Long	36	Chief Executive Officer, Director
Julie Peffer	56	Chief Financial Officer
Carolyn Blankenship	60	General Counsel
Sean Battle	53	Director
Peter Cannito	50	Director, Chairman
Pamela Braden	65	Director
Dr. Raluca Dinu	49	Director
Paul Fulchino	76	Director
Jeffrey Hart	33	Director
Dorothy D. Hayes	72	Director
Raanan I. Horowitz	62	Director
Dr. Avi Katz	64	Director
Kirk Konert	36	Director

Amanda Long. Mrs. Long has served as our Chief Executive Office and as a member of our board of directors (the “Board”) since October 12, 2022. Mrs. Long previously served as Vice President of IT Automation at International Business Machines Corporation (“IBM”) beginning in September 2021. Prior to that role, Mrs. Long held several positions with IBM, including Vice President of its Integration & Application Platform business from May 2021 to September 2021, General Manager of its Watson Health Provider Analytics business from September 2020 to May 2021, Chief Product & Strategy Officer of its Watson Health Imaging & Oncology/Genomics business from November 2019 to September 2020, Chief Product & Strategy Officer of its Watson Health Imaging business from April 2019 to November 2019, and Global Head of Artificial Intelligence Product & Strategy of its Watson Health Imaging business from October 2017 to March 2019. Mrs. Long also served as Vice President of Product Management at Modernizing Medicine Inc. from May 2014 to July 2017 and Vice President of Product Management & Strategy at Experian Health from December 2011 to April 2014. Mrs. Long earned her Bachelor of Arts degree in Economics from Connecticut College. We believe that Mrs. Long is qualified to serve on our Board because of her extensive artificial intelligence and automation experience and her record of leadership.

Julie Peffer. Ms. Peffer has served as the Chief Financial Officer of BigBear since June 2022. Before joining the Company, Ms. Peffer served as Chief Financial Officer of MedeAnalytics from January 2021 to April 2022. Prior to that, Ms. Peffer served as Vice President, Finance at Amazon Web Services from February 2017 to March 2020. Ms. Peffer also served as Vice President, Finance at Flowserve Corporation from April 2014 to September 2016. Ms. Peffer has also held a variety of executive financial leadership positions encompassing P&L ownership as well as corporate and business level financial planning and analysis across multiple industries, including at Raytheon Space & Airborne Systems, ITT Geospatial Systems, Lennox International, and Textron. Ms. Peffer earned her Bachelor of Business Administration degree in Finance and Management from Texas Tech University and a Master of Business Administration degree from Baker University.

Carolyn Blankenship. Ms. Blankenship has served as our General Counsel and Secretary since March 2022. From 2001 to 2022, Ms. Blankenship fulfilled numerous roles at Reuters and Thomson Reuters. First, she served as Vice President, Principal Legal Counsel specializing in Intellectual Property from 2001 to 2008. From 2008 to 2018, she was the Senior Vice President, Associate General Counsel specializing in Intellectual Property. From 2018 to 2022, she served as the General Counsel, Innovation & Product. Before 2001, Ms. Blankenship held a variety of IP-related positions as both in-house and outside counsel, including at Skadden, Arps, Slate, Meagher & Flom LLP and Priceline.com. Ms. Blankenship has also been a Visiting Lecturer at the University of Pennsylvania Carey Law School and Princeton University. As an undergraduate, Carolyn attended the Massachusetts Institute of Technology for two years and went on to earn a B.A. in Biology from Harvard College. She holds a Juris Doctor from Arizona State University College of Law and clerked for the Hon. Noel Fidel of the Arizona State Court of Appeals.

Sean Battle. Mr. Battle has served as a member of our Board since December 2021 and served as our Chief Strategy Officer from December 2020 to December 2021. Mr. Battle has over 30 years of distinguished experience in the Intelligence Community (IC) and the Department of Defense. Mr. Battle began his career as a Signals Analyst in the U.S. Air Force. Before co-founding PCI Strategic Management, LLC (PCI), Mr. Battle served as a Civilian Executive with the National Security Agency, where he was responsible for the End User Computing Portfolio for the Agency. Mr. Battle was responsible for developing and executing a technology modernization plan for all Agency employees in this role. As the former Chief Strategy Officer of BigBear, Mr. Battle was responsible for leading integration, marketing and communications, facilitating mergers and acquisitions, strategic partnerships, and licensing opportunities consistent with enterprise strategy, goals, and objectives. Mr. Battle joined BigBear in 2021 upon the merger of NuWave Solutions and PCI. Previously, Mr. Battle was Co-Founder and Chief Executive Officer of PCI. As the Chief Executive Officer of PCI, Mr. Battle leveraged his extensive management and leadership experience to develop and execute PCI’s strategic plans, contract management, and business development. Under Mr. Battle’s leadership, PCI won four Prime contracts, expanded to 14 states, and has repeatedly been recognized as one of the best places to work both in the Mid-Atlantic and nationally. In a very competitive market, Mr. Battle’s strategic planning and leadership were crucial in guiding PCI from its infancy as a small business to a major player in the full and open marketplace. Mr. Battle holds a J.D. from the University of Maryland, Baltimore, School of Law and a B.S. in Business Administration from Hawaii Pacific University. Mr. Battle has been a member of the Maryland Bar for 18 years and is active in the Armed Forces Communication Electronics Association (AFCEA) and the Fort Meade Alliance (FMA). We believe that Mr. Battle is qualified to serve on our Board because of his extensive technology and data analytics experience, particularly working with various defense and intelligence agencies within the U.S. government.

Pamela Braden. Ms. Braden has served as a member of our Board since December 2021. Ms. Braden is an Operating Partner at AE Industrial, bringing over 35 years of experience in the defense, technology and government services industries. Prior to joining AE Industrial in 2022, Ms. Braden was the Chief Executive Officer and Founder of Gryphon Technologies, an engineering services firm that became an AE Industrial portfolio company in 2018. Under Ms. Braden’s leadership and AE Industrial’s guidance, Gryphon grew to over $300 million with 1,500 engineers and technical personnel over a period of three years. The company pivoted from a privately owned engineering services firm into a leader in digital engineering, working with cyber assessment tools, migrating engineering data to the cloud, and performing predictive analytics on that data for national security organizations. Prior to Gryphon, Ms. Braden served as an executive at various government sector focused startups that ultimately grew into successful large businesses. We believe that Ms. Braden’s decades of directorial experience in the defense field qualifies her to be a director on our Board.

Peter Cannito. Mr. Cannito has served as a member of our Board since December 2021. Mr. Cannito has served as chairman and Chief Executive Officer of Redwire, a space solutions company, since June 2020. Mr. Cannito also serves as an Operating Partner at AE Industrial Partners (June 2019 to present). Prior to his current role, Mr. Cannito served as a consultant at NSNext, LLC from January 2019 until June 2019. Prior to that, Mr. Cannito served as the Chief Executive Officer of Polaris Alpha from June 2016 until December 2018, a high-tech solutions provider developing systems for the DoD and Intelligence Community. Prior to that, Mr. Cannito previously held executive roles, including Chief Executive Officer and Chief Operating Officer, at EOIR Technologies and he led a team of software and systems engineers at Booz Allen Hamilton focused on critical defense and intelligence programs. Mr. Cannito received a bachelor’s degree in Finance from the University of Delaware, an M.B.A. from the University of Maryland, and served as an officer in the U.S. Marine Corps. We believe that Mr. Cannito’s extensive experience in the defense, technology and government service industries qualifies him to serve as a director on our Board.

Dr. Raluca Dinu. Dr. Dinu has served as a member of our Board since December 2021. Dr. Dinu co-founded GigCapital4 with Dr. Avi Katz, and served as a member of the board of directors, President, Chief Executive Officer and Secretary of GigCapital4 since its inception in December 2020. Upon the closing of GigCapital4's business combination with BigBear.ai (the “Business Combination”), Dr. Dinu became a member of the board of directors and a member of the Audit Committee. Dr. Dinu has spent approximately 20 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Dinu served as the President and Chief Executive Officer of GIG2 from August 2019 until the closing of its business combination with UpHealth Holdings, Inc. and Cloudbreak Health, LLC in June 2021 and as a member of the board of directors, Chair of the Compliance Committee, and member of the Audit Committee and Compensation Committee of GIG2 (now UpHealth, Inc.) since March 2019. Dr. Dinu has served on the board of directors of GIG3 (now Lightning eMotors, Inc.) since February 2020 and has served as the president, chief executive officer and secretary and on the board of directors of GigCapital5, Inc. since February 2021. Dr. Dinu has served as the Chief Executive Officer, President and Secretary of GigInternational1 as well as a member of its board of directors since its inception in February 2021. Dr. Dinu has held leadership positions at several other companies, including at IDT’s Optical Interconnects Division (as vice president and general manager), GigPeak (as executive vice president, chief operation officer, executive vice president of Global Sales and Marketing, and senior vice president of Global Sales and Marketing), Brazil-Photonics (as a director) and Lumera Corporation (as vice president of engineering). Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu has an Audit Committee Certificate and Compensation Committee Certificate from Harvard Business School, Executive Education Program. Dr. Dinu is married to Dr. Katz, one of our directors and GigCapital4’s Executive Chairman of the

Board prior to the Business Combination. We believe that Dr. Dinu is qualified to serve on our Board based on her business experience as a board member of a publicly listed company and her investing experience.

Paul Fulchino. Mr. Fulchino has served as a member of our Board since December 2021. Mr. Fulchino has served as Operating Partner of AE Industrial Partners, LLC since June 2015. In addition, Mr. Fulchino has been the Chairman of AEI HorizonX Ventures since 2019, where he serves on the Executive Committee and the M&A Committee. Mr. Fulchino provides the Board with executive leadership and experience, strategic thinking and extensive knowledge and expertise regarding the commercial aviation industry, the Company’s customers and supply base, compensation and human resource matters, and mergers and acquisitions. Mr. Fulchino also brings to the Board experience as a public company director, assisting both Spirit AeroSystems Holdings (currently, since 2006) and Wesco Aircraft Holdings (previously, from 2008 to 2020) in that role. Prior to his current role, Mr. Fulchino served as a Senior Advisor to Boeing from April 2010 until December 2014. Prior to that, Mr. Fulchino held executive roles, including Chief Executive Officer, at Aviall, in which period Aviall became a wholly owned subsidiary of Boeing. Mr. Fulchino was also President and Chief Operating Officer of B/E Aerospace and President and Vice Chairman of Mercer Management Consulting. Mr. Fulchino received a bachelor’s degree in Mathematics from Boston College and an M.B.A. from Columbia Business School. Mr. Fulchino also attended the United States Military Academy at West Point. We believe that Mr. Fulchino’s extensive experience in mergers and acquisitions and the commercial aviation industry, as well as his executive leadership experience qualifies him to serve as a director on our Board.

Jeffrey Hart. Mr. Hart has served as a member of our Board since December 2021. Mr. Hart joined AE Industrial Partners, LLC in 2015 as an associate, and has served as a Principal since October 2020. Mr. Hart sat on the board of Redwire Space, Inc. before it was taken public via SPAC merger. Mr. Hart also sits on the board of Fire Team Solutions, Alpine and Edge Autonomy Holdings, Inc. ("Edge Autonomy") formerly known as UAV Factory, all AE Industrial portfolio companies. Before joining AE Industrial, Mr. Hart was an investment banking analyst at RBC Capital Markets from 2013 to 2015. Mr. Hart earned his undergraduate degree from Colorado Mesa University. We believe that Mr. Hart’s experience serving on the boards of multiple companies in the defense and technology sectors qualifies him to serve as a director on our Board.

Dorothy D. Hayes. Ms. Hayes has served as a member of our Board since December 2021. Ms. Hayes was previously on the board of GigCapital4, prior to the Business Combination. Ms. Hayes has served on the board of directors of GigCapital5 since its inception in February 2021 and GigInternational1 since its inception in March 2021 where she serves as chair of the Audit Committee for both boards. Ms. Hayes was appointed as a director of Intevac, Inc. in June 2019, where she currently serves as the Chairwoman of the Audit Committee. From 2003 until her retirement in 2008, Ms. Hayes served as Corporate Controller and Chief Accounting Officer and later as Chief Audit Executive at Intuit, a business and financial software company. From 1999 until 2003, Ms. Hayes served as Vice President, Corporate Controller and Chief Accounting Officer of Agilent Technologies, a public research, development and manufacturing company. From 1989 until 1999, Ms. Hayes served as Assistant Corporate Controller, financial executive of the Measurement Systems Organization and Chief Audit Executive of Hewlett Packard, a multinational information technology company. From 1980 until 1989, Ms. Hayes served in various management functions including Vice President, Corporate Controller of Apollo Computer, a computer hardware and software company. Ms. Hayes currently serves on the Board of Directors at First Tech Federal Credit Union, a cooperative financial institution. She previously chaired the Board of First Tech Federal Credit Union from 2016 until April 2022. Ms. Hayes previously chaired the Audit Committee of the Vantagepoint Funds, a captive mutual fund series of ICMA Retirement Corporation, and the Audit Committee for Range Fuels, a privately held biofuels company. Ms. Hayes currently serves as a board member or trustee of various non-profit and philanthropic organizations including: CoGenerate (formerly Encore.org), Center for Excellence in Nonprofits and the Computer History Museum. Ms. Hayes holds an M.S. in Finance from Bentley University (1987), and received both an MS in Business Administration (1976) and a B.A. in Elementary Education (1972) from the University of Massachusetts, Amherst. Ms. Hayes maintains the NACD Board Leadership Fellow credential and has been a several-time attendee at Stanford Directors College. Ms. Hayes participates actively in Women Corporate Directors (WCD), the National Association of Corporate Directors (NACD), Financial Executives International (FEI), and the Athena Alliance. Ms. Hayes is a Senior Fellow of the American Leadership Forum—Silicon Valley, was a recipient of the YWCA TWIN award (1986) and was named to AGENDA Magazine’s Diversity 100—Top Diverse Board Candidates (2010). We believe that Ms. Hayes is qualified to serve on our Board based on her business experience and her financial expertise.

Raanan I. Horowitz. Mr. Horowitz has served as a member of our Board since December 2021. Mr. Horowitz has served on the board of directors of GigInternational1 as an independent director since March 2021, and has served on its Audit Committee since March 2021. He has also served on the board of directors GigCapital5, Inc. since September 2021 and has served on its Audit Committee since September 2021. Mr. Horowitz is the President, Chief Executive Officer, and a member of the board of directors of Elbit Systems of America, LLC, a leading provider of high-performance products and systems solutions for the defense, homeland security, commercial aviation, and life sciences diagnostics markets. Mr. Horowitz was appointed to such positions in 2007. Elbit Systems of America, LLC is a wholly owned subsidiary of Elbit Systems Ltd., a global source of innovative, technology-based systems for diverse defense and commercial applications with more than 19,500 employees in 15 countries. Prior to being appointed to lead Elbit Systems of America, LLC, Mr. Horowitz served as the Executive Vice President and General Manager of EFW, Inc., a subsidiary of Elbit Systems of America, from 2003 to 2007. In 2014, 2015, 2018 and 2022, The Ethisphere Institute named Elbit Systems of America one of the “World’s Most Ethical Companies”. In addition, Mr. Horowitz is active in the A&D industry, serving on the Board of Governors of the Aerospace Industries Association since 2008, the board of directors for the National Defense Industrial Association since 2015, as a member of Business Executives for National Security since 2014, and as a member of the Wall Street Journal Chief Executive Officer Council since 2018. Previously, Mr. Horowitz served on the National Board of Directors for one of the nation’s largest volunteer health organizations, the Leukemia & Lymphoma Society, from 2009 to 2018. Mr. Horowitz earned a Master of Business Administration degree from the Seidman School of Business (1993) at Grand Valley State University in Allendale, Michigan. Mr. Horowitz was also awarded a Master of Science degree in Electrical Engineering (1991) and a Bachelor of Science degree in Mechanical Engineering (1981) from Tel-Aviv University in Israel. We believe that Mr. Horowitz is qualified to serve on our Board based on his business experience, particularly working in executive positions for technology companies providing services for the defense and homeland security industries.

Dr. Avi Katz. Dr. Katz has served as a member of our Board since December 2021. Dr. Katz is the Founding Managing Partner of GigCapital Global, a serial issuer of Private-to-Public Equity (PPE) entities, also known as Special Purpose Acquisition Companies (SPACs), which since middle of 2017 has issued and completed initial public offerings of six PPE entities, and closed business combinations of four of the PPE entities with technology, media and telecommunications (TMT) companies, including GigCapital4 which he co-founded together with Dr. Raluca Dinu and served as its Executive Chairman of of the board of directors prior to the Closing of the Business Combination. Dr. Katz spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. Dr. Katz has held leadership positions, and Executive Chairman of the board of directors of all the GigCapital Global issued PPE companies, including GigCapital, Inc. (“GIG1”), which completed its initial public offering in December 2017 and later a business combination with Kaleyra in November of 2019 (NYSE KLR); GigCapital2, Inc., which completed its initial public offering in June 2019 and later a business combination with UpHealth Holdings, Inc. and Cloudbreak Health, LLC in June 2021 (NYSE UPH); GigCapital3, Inc. (“GIG3”), which completed its initial public offering in May 2020 and later a business combination with Lightning Systems in May 2021 (NYSE ZEV), Inc.; GigInternational1, Inc. (“GigInt1”), which completed its initial public offering in May 2021, and GigCapital5, Inc. (“GIG5”), which completed its initial public offering in September 2021. In parallel to GigCapital Global operations, Dr. Katz is also the co-founder of Cognizer and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1, GIG2 and GIG3, GIG4, GIG5 and GigIn1, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix / GigPeak. From its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash, during which period the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc., and from 2000 to 2003, Dr. Katz was the chief executive officer and a member of the board of directors of Equator Technologies. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as member of Technical Staff at AT&T Bell Laboratories at Murray Hill, New Jersey, in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. We believe that Dr. Katz is qualified to serve on our Board based on his business experience as a founder, inventor, chief executive officer and director of a publicly listed company and his investing experience.

Kirk Konert. Mr. Konert has served as a member of our Board since December 2021. Mr. Konert has served with AE Industrial Partners, LLC, as a Partner since October 2019 and as a Principal starting in August 2014. Mr. Konert sits on the boards of multiple AE Industrial portfolio companies, including AMPAC, Atlas Aerospace, Belcan, Columbia Helicopters, Pangiam Holdings, ThayerMahan, Redwire, and Edge Autonomy. Previously, Mr. Konert was a Senior Associate at Sun Capital Partners from July 2011 to July 2014. Mr. Konert earned his undergraduate degree from Davidson College. We believe that Mr. Konert’s experience and history in portfolio company management qualifies him to be a director on our Board.

Board Structure

Our Board currently comprises 11 members. Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising, as nearly as possible, one-third of the directors to serve three-year terms. Each Class I director, consisting of Sean Battle, Paul Fulchino, Dorothy D. Hayes and Raanan I. Horowitz, has a term that expires at the Company’s annual meeting of stockholders in 2025, each Class II director, consisting of Pamela Braden, Dr. Raluca Dinu, Dr. Avi Katz and Amanda Long, has a term that expires at the Company’s annual meeting of stockholders in 2023, and each Class III director, consisting of Peter Cannito, Jeffrey Hart and Kirk Konert, has a term that expires at the Company’s annual meeting of stockholders in 2024, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death. In addition, our charter provides that at any time when Partners and their Permitted Transferees (each as defined below), beneficially owns, in the aggregate, less than 50% in voting power of the stock entitled to vote generally in the election of the directors, directors may be removed only for cause and only by the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of stock of the Company entitled to vote thereon, voting together as a single class. However, in any other circumstances our directors may be removed with or without cause by the affirmative vote of a majority in voting power of all outstanding shares of stock entitled to vote thereon, voting together in a single class.

Pursuant to the Investor Rights Agreement, dated as of June 4, 2021, as amended on December 6, 2021, by and among the GigCapital4, Inc., a Delaware corporation and predecessor to the Company, AE BBAI Aggregator, LP, a Delaware limited partnership (“AE Aggregator”), (iii) BBAI Ultimate Holdings, LLC, a Delaware limited liability company (“Ultimate,” together with AE Aggregator and any of their Permitted Transferees (as defined therein) that have executed a joinder to this Investor Rights Agreement, the “Partners” and each a “Partner”), GigAcquisitions4, LLC, a Delaware limited liability company (“Sponsor”), and any other parties thereto from time to time (as the same may be amended, supplemented, restated or otherwise modified from time to time, the “Investor Rights Agreement”), of the eleven directors on our Board (i) seven of such directors are nominated by the Partners (at least four of whom are required to satisfy applicable independence requirements (including at least two of whom are required to be sufficiently independent to serve on the audit and compensation committees)), (ii) three of such directors are nominated by the Sponsor (at least one of whom are required to satisfy all applicable independence requirements (including being sufficiently independent to serve on the audit committee of the Board as a chair and the compensation committee as a member)), and (iii) one of such directors are nominated mutually by the Partners and the Sponsor and required to satisfy all applicable independence requirements.

The Partners’ right to nominate directors to our Board is subject to its beneficial ownership of specified proportions of our common stock, par value $0.0001 per share (“Common Stock”) beneficially owned by the Partners on the closing date of the Business Combination (“Closing Date”). If the Partners own beneficially: (i) 50% or greater of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate seven directors; (ii) less than 50% but greater than or equal to 40% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate six directors; (iii) less than 40% but greater than or equal to 30% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate five directors; (iv) less than 30% but greater than or equal to 20% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate four directors; (v) less than 20% but greater than or equal to 10% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate three directors; (vi) less than 10% but greater than or equal to 5% of such shares of Stock beneficially owned by the Partner on the Closing Date, they have the right to nominate two directors; (vii) less than 5% but greater than 0% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have the right to nominate one director; and (viii) 0% of such shares of Common Stock beneficially owned by the Partners on the Closing Date, they have no right to nominate any directors pursuant to the Investor Rights Agreement.

The Sponsor’s right to nominate directors to our Board is subject to its (and its permitted transferees’) beneficial ownership of specified proportions of Common Stock beneficially owned by the Sponsor and such permitted transferees on the Closing Date. If the Sponsor (or its permitted transferees) owns beneficially: (i) 50% or greater of such shares of Common Stock beneficially owned by the Sponsor (and its permitted transferees) on the Closing Date, it has the right to nominate three directors; (ii) less than 50% but greater than or equal to 25% of such shares of Common Stock beneficially owned by the Sponsor (and its permitted transferees) on the Closing Date, it has the right to nominate two directors; (iii) less than 25% but greater than 0% of such shares of Common Stock beneficially owned by the Sponsor on the Closing Date, it has the right to nominate one director; and (iv) 0% of such shares of Common Stock, it has no right to nominate any directors pursuant to the Investor Rights Agreement.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Common Stock, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, the Company believes that during the fiscal year ended December 31, 2022 the filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, except that: Sean Ricker did not file a Form 4 within the two business day requirement relating to one transaction due to an administrative error and such late filing was effected on May 10, 2022; Joshua Kinley did not file a Form 4 within the two business day requirement relating to one transaction due to an administrative error and such late filing was effected on January 6, 2023; Jeffry Dyer did not file a Form 4 within the two business day requirement relating to one transaction due to an administrative error and such late filing was effected on January 6, 2023; and Peter Cannito did not file a Form 4 within the two business day requirement relating to one transaction due to an administrative error and such late filing was effected on February 21, 2023.

Code of Conduct and Ethics

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

If we amend or grant a waiver of one or more of the provisions of our Code of Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct and Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website at https://bigbear.ai/. The information on this website is not part of this Annual Report on Form 10-K.

Audit Committee

Our Audit Committee is composed of Dorothy D. Hayes, Pamela Braden and Dr. Raluca Dinu, with Dorothy D. Hayes serving as Chair thereof. We comply with the audit committee requirements of the SEC and NYSE. Our Board has determined that Dorothy D. Hayes, Pamela Braden and Dr. Raluca Dinu meet the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of NYSE. Our Board determined that Dorothy D. Hayes is an “audit committee financial expert” within the meaning of SEC regulations and applicable listing standards of NYSE.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers named in the “Summary Compensation Table” below.

Overview

We are currently considered an “emerging growth company” within the meaning of the Securities Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Furthermore, our reporting obligations extend only to the following “Named Executive Officers,” which are the individuals who served as principal executive officer, former principal executive officer, the next two most highly compensated executive officers who were providing services to the Company as of December 31, 2022, and two additional executive officers for whom disclosure would have been required had such officers been providing services to the Company as of December 31, 2022, as summarized in the follow table:

Named Executive Officer	Principal Position
Amanda Long (1)	Chief Executive Officer
Julie Peffer (2)	Chief Financial Officer
Dr. Louis Brothers (3)	Former Chief Executive Officer
Joshua Kinley (4)	Former Chief Financial Officer
Samuel Gordy (5)	Former Chief Operating Officer and President, Federal Sector
Jeffry Dyer (6)	Former President and General Manager, Commercial Markets

(1)	Mrs. Long was hired as the Company’s Chief Executive Officer, effective October 12, 2022.
(2)	Ms. Peffer was hired as the Company’s Chief Financial Officer, effective June 13, 2022.
(3)	Dr. Brothers was terminated from the position as Chief Executive Officer, effective October 12, 2022 and ceased to be an employee of the Company as of that date.
(4)	Mr. Kinley served as the Company’s Chief Financial Officer until June 13, 2022. At that time, Mr. Kinley transitioned to the role of the Company’s Chief Corporate Development Officer. Mr. Kinley was terminated from the position as Chief Corporate Development Officer, effective December 30, 2022, and ceased to be an employee of the Company as of that date.
(5)	Mr. Gordy was terminated from the position as Chief Operating Officer and President, Federal Sector, effective August 8, 2022 and ceased to be an employee of the Company as of that date.
(6)	Mr. Dyer was hired as the Company’s President and General Manager of Commercial Markets, effective September 30, 2021. Mr. Dyer was terminated from this position on March 23, 2023 and ceased to be an employee of the Company as of that date.

2022 Summary Compensation Table

The following table presents summary information regarding the total compensation paid to and earned by each of our Named Executive Officers for the two most recently completed fiscal years.

Name and Principal Position (1)	Year	Salary ($)		Bonus ($)(3)	Stock Awards ($)(4)		Option Awards $(5)		Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation(13)	Total ($)
Amanda Long	2022	$80,192		$—	$3,000,000		$1,023,362		$228,873	$18,943	$4,351,370
Chief Executive Officer

Julie Peffer	2022	$204,615		$—	$200,000		$288,463		$94,348	$12,154	$799,580
Chief Financial Officer

Dr. Louis Brothers	2022	$343,519		$—	$409,997		$1,043,323	(7)	$—	$478,399	$2,275,238
Former Chief Executive Officer	2021	$312,921		$227,500	$401,200		$8,306,478	(8)	$—	$25,962	$9,274,061

Joshua Kinley	2022	$339,583		$—	$131,250		$273,906	(9)	$—	$348,715	$1,093,454
Former Chief Financial Officer	2021	$305,489		$105,000	$175,525		$3,471,897	(10)	$—	$18,125	$4,076,036

Samuel Gordy	2022	$270,877		$—	$333,240	(11)	$116,750		$—	$425,281	$1,146,148
Former Chief Operating Officer and President, Federal Sector

Jeffry Dyer	2022	$550,000	(2)	$—	$150,003		$218,906	(12)	$—	$18,300	$937,209
Former President and General Manager, Commercial

(1)	Mrs. Long was hired as the Company’s Chief Executive Officer, effective October 12, 2022. Ms. Peffer was hired as the Company’s Chief Financial Officer, effective June 13, 2022. Dr. Brothers was terminated from the position as Chief Executive Officer, effective October 12, 2022 and ceased to be an employee of the Company as of that date. Mr. Kinley served as the Company’s Chief Financial Officer until June 13, 2022. At that time, Mr. Kinley transitioned to the role of the Company’s Chief Corporate Development Officer. Mr. Kinley was terminated from the position as Chief Corporate Development Officer, effective December 30, 2022, and ceased to be an employee of the Company as of that date. Mr. Gordy was terminated from the position as Chief Operating Officer and President, Federal Sector, effective August 8, 2022 and ceased to be an employee of the Company as of that date. Mr. Dyer was hired as the Company’s President and General Manager of Commercial Markets, effective September 30, 2021. Mr. Dyer was terminated from this position on March 23, 2023 and ceased to be an employee of the Company as of that date.

(2)	In addition to Salary, this amount includes the Company’s payment of commissions pursuant to Mr. Dyer’s offer letter.

(3)	For 2021, the amounts reported in the Bonus column represent each applicable Named Executive Officer’s discretionary annual incentive bonus earned for fiscal year 2021.

(4)	The amounts reported in the Stock Awards column represent the grant date fair value of RSUs with respect to the Company’s common stock (the “RSUs”) granted in 2022 to the Named Executive Officers as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”). The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the Named Executive Officers for the RSUs. See “—Narrative Disclosure to Summary Compensation Table—Restricted Stock Units” below for additional details. While some RSUs were treated as “granted” in 2021 for accounting purposes, and were disclosed in our Summary Compensation for 2021, for Section 16 reporting purposes, the grants were contingent upon, and effective as of, the filing of our registration statement on Form S-8 registering shares to be issued pursuant to awards under our 2021 Long Term Incentive Plan, which was filed with the Commission on April 5, 2022. See Note S to the Company’s 2023 Consolidated Financial Statements as filed in our 2022 Annual Report on Form 10-K for the assumptions used in determining the fair value of the RSUs.

(5)	The amounts reported in the Option Awards column represent the grant date fair value of stock options with respect to BigBear common stock granted in 2022 to the Named Executive Officers as computed in accordance with ASC 718. The amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the Named Executive Officers for the stock options. See “—Narrative Disclosure to Summary Compensation Table—Stock Option Awards” below for additional details. See Note S to the Company’s 2023 Consolidated Financial Statements as filed in our 2022 Annual Report on Form 10-K for the assumptions used in determining the fair value of the Option Awards.

(6)	For 2022, the amounts reported in the Non-Equity Incentive Compensation column represent the actual value of RSUs granted in 2022 to the Named Executive Officers. These RSUs were granted in lieu of cash bonuses under the Company’s Short-Term Incentive Plan (the “STIP”) for certain executives based on the achievement of certain goals for the year ended December 31, 2022. See “—Narrative Disclosure to Summary Compensation Table—Restricted Stock Units” below for additional details. See Note S to the Company’s 2023 Consolidated Financial Statements as filed in our 2022 Annual Report on Form 10-K for the assumptions used in determining the fair value of the RSUs.

(7)	For Dr. Brothers, this number consists of $683,323, which is the grant date fair value of the stock options granted in 2022 and $360,000, which is the incremental increase in value associated with a modification to Dr. Brothers’ Tranche II Incentive Units resulting from the acceleration of certain ASC 718 vesting conditions in connection with his termination of employment.

(8)	For Dr. Brothers, this number consists of $521,478, which is the grant date fair value of the stock options granted in 2021 and $7,785,000, which is the grant date fair value of the Incentive Units granted to him in 2021.

(9)	For Mr. Kinley, this number consists of $218,906, which is the grant date fair value of the stock options granted in 2022 and $55,000, which is the incremental increase in value associated with a modification to Mr. Kinley’s Tranche II Incentive Units resulting from the acceleration of certain ASC 718 vesting conditions in connection with his termination of employment.

(10)	For Mr. Kinley, this number consists of $228,147, which is the grant date fair value of the stock options granted in 2021 and $3,243,750, which is the grant date fair value of the Incentive Units granted to him in 2021.

(11)	For Mr. Gordy, this number consists of $306,341, which is the grant date fair value of RSUs granted in 2022 and $26,899, which is the incremental increase in value associated with a modification to Mr. Gordy’s RSUs resulting from the acceleration of certain ASC 718 vesting conditions in connection with his termination of employment.

(12)	For Mr. Dyer, this number consists of $218,906, which is the grant date fair value of stock options granted in 2022.

(13)	The amounts reported in the “All Other Compensation” column for the fiscal year ended December 31, 2022 consist of the following:

Name	Company 401(k) Matching Contributions (a)	Car Allowance (b)	Membership Due (c)	Consulting Fees (d)	Legal Fees (e)	Severance (f)	Total All Other Compensation
Amanda Long	$2,409	$—	$8,626	$—	$7,908	$—	$18,943
Julie Peffer	$12,154	$—	$—	$—	$—	$—	$12,154
Dr. Louis R. Brothers	$19,750	$11,873	$—	$18,750	$—	$428,026	$478,399
Joshua Kinley	$31,950	$—	$—	$—	$—	$316,765	$348,715
Samuel Gordy	$16,272	$—	$—	$—	$—	$409,009	$425,281
Jeffry Dyer	$18,300	$—	$—	$—	$—	$—	$18,300

(a)	See below under “—Additional Narrative Disclosure—Retirement Benefits” for additional information regarding 401(k) plan contributions.

(b)	Represents the Company’s payment of a stipend for car expenses available only to Dr. Brothers.

(c)	Pursuant to Mrs. Long’s offer letter, the amount represents the Company’s reimbursement of fees for an executive coach, annual executive health exam, and Chief membership dues.

(d)	The Company entered into a consulting agreement with Dr. Brothers on October 12, 2022. Pursuant to the consulting agreement, Dr. Brothers will provide consulting services until October 12, 2023 for $75,000 paid in quarterly installments. The amount represents the first quarterly installment of consulting fees paid to Dr. Brothers in 2022 pursuant to the consulting agreement.

(e)	Pursuant to Mrs. Long’s offer letter, the amount represents the Company’s reimbursement of fees for Ms. Long’s outside counsel and consultants review and negotiation of the initial terms of Ms. Long’s employment and any supplemental agreements required or proposed by the Company.

(f)	Represents severance payments pursuant to separation agreements that were entered into upon the termination of Dr. Brothers, Mr. Kinley, and Mr. Gordy in 2022.

Narrative Disclosure to Summary Compensation Table

Employment Arrangements with Named Executive Officers

Mrs. Long is party to an offer letter with the Company, dated October 10, 2022. Mrs. Long’s offer letter provides for (i) an annualized base salary of $450,000; (ii) eligibility to participate in our STIP with an annual cash bonus target of 125% of Mrs. Long’s annual base compensation based upon mutually developed performance objectives, with an initial bonus for 2022 of no less than $250,000, less applicable payroll deductions and withholdings; and (iii) eligibility to participate in our employee benefit plans and programs in accordance with the terms and conditions of the applicable plans and programs. Mrs. Long’s offer letter also provides for (x) an up-front time-based long-term incentive award with a grant date value of $4,000,000, delivered 75% in the form of RSUs and 25% in the form of stock options, with a portion of the long-term incentive award valued at $200,000 and vested as of December 31, 2022, an additional 20% of the long-term incentive award vesting on the first anniversary of the grant date, and the remaining 75% vesting in equal quarterly installments on the last day of each of the calendar quarters immediately following the first anniversary of the grant date and (y) beginning in 2023 and subject to Compensation Committee approval, a recurring annual grant estimated to be valued at 200% of Mrs. Long’s base compensation and split (at the Compensation Committee’s discretion) between RSUs, performance stock units (“PSUs”), stock options and other long-term incentive vehicles. Mrs. Long’s offer letter also provides for certain severance payments and benefits pursuant to the Executive Severance Plan (defined below), as well as a one-time payment of $10,000, less applicable taxes and withholdings, to support Mrs. Long’s search for and transition to another employer, including hiring a recruiting/placement firm.

Ms. Peffer is party to an offer letter with the Company, dated May 19, 2022. Ms. Peffer’s offer letter provides for (i) an annualized base salary of $400,000; (ii) eligibility to participate in our STIP with an annual cash bonus target of 100% of Ms. Peffer’s annual base compensation based upon mutually developed performance objectives; and (iii) eligibility to participate in our employee benefit plans and programs in accordance with the terms and conditions of the applicable plans and programs. Ms. Peffer’s offer letter also provides for (x) an up-front time-based long-term incentive award with a grant date value of $400,000, delivered 50% in the form of RSUs and 50% in the form of stock options, and (y) beginning in 2023 and subject to Compensation Committee approval, a recurring annual grant estimated to be valued at 75% of Ms. Peffer’s base compensation and split (at the Compensation Committee’s discretion) between RSUs, PSUs, stock options and other long-term incentive vehicles. Ms. Peffer’s offer letter also provide for certain severance payments and benefits pursuant to the Executive Severance Plan (defined below). Please see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Executive Severance Plan” below for more details regarding the severance payments and benefits provided to Ms. Peffer pursuant to the Executive Severance Plan.

Dr. Brothers was party to an offer letter with NuWave Solutions Holdings, LLC, dated May 22, 2020; Mr. Kinley was party to an employment agreement with PCI dated October 23, 2020, and Mr. Dyer was party to an offer letter dated September 30, 2021. Dr. Brothers’ offer letter, Mr. Kinley’s employment agreement, and Mr. Dyer’s offer letter each provided for an annual base salary and target bonus opportunity as follows: for Dr. Brothers, a base salary of $300,000 and target annual bonus of 70% of Dr. Brothers’ base salary; for Mr. Kinley, a base salary of $300,000 and target annual bonus of 35% of Mr. Kinley’s base salary; and for Mr. Dyer, a base salary of $400,000 and target annual bonus of 100% of Mr. Dyer’s base salary. Dr. Brothers, Mr. Kinley, and Mr. Dyer were also eligible to participate in our employee benefit plans and programs in accordance with the terms and conditions of the applicable plans and programs. Dr. Brothers’ offer letter also provided for a grant of incentive units in an amount equal to 1.5% of the total equity of the Company upon the establishment of a management incentive plan. These incentive units were granted in the first quarter of the 2021 fiscal year, as described in “—Narrative Disclosure to Summary Compensation Table—Incentive Unit Awards” below. Mr. Dyer’s offer letter also provided for (x) an up-front time-based long-term incentive award with a grant date value of $700,000, delivered in the form of 50,000 RSUs and 50,000 stock options, (y) a PSU award with a grant date value of $1,500,000 (or, 150,000 target PSUs), which vest based upon mutually developed performance objectives, and (z) beginning in 2022 and subject to Compensation Committee approval, a recurring annual grant estimated to be valued at 35% of base compensation and split (at the Compensation Committee’s discretion) between RSUs, PSUs, stock options and other long-term incentive vehicles. Dr. Brothers’ offer letter and Mr. Kinley’s employment agreement also provided for certain severance benefits upon resignation by the applicable Named Executive Officer for “Good Reason,” and/or upon termination by the Company without “Cause.”

Mr. Gordy was party to an offer letter with the Company, dated October 1, 2021. Mr. Gordy’s offer letter provided for (i) an annualized base salary of $400,000; (ii) eligibility to participate in our STIP with an annual cash bonus target of 100% of Mr. Gordy’s annual base compensation based upon mutually developed performance objectives; and (iii) eligibility to participate in our employee benefit plans and programs in accordance with the terms and conditions of the applicable plans and programs. Mr. Gordy’s offer letter also provided for (x) an up-front time-based long-term incentive award with a grant date value of $800,000, delivered in the form of 40,000 RSUs and 100,000 stock options, and (y) beginning in 2022 and subject to Compensation Committee approval, a recurring annual grant estimated to be valued at 75% of base compensation and split (at the Compensation Committee’s discretion) between RSUs, PSUs, stock options and other long-term incentive vehicles. Mr. Gordy’s offer letter also provided for pro-rata vesting of all Mr. Gordy’s 2021 and 2022 incentive awards upon termination by the Company without “Cause.”

Please see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control” below for more details regarding the severance benefits provided to our Named Executive Officers under the applicable offer letters and the Executive Severance Plan.

Annual Incentive Plan

The Company’s STIP is discretionary in nature and subject to performance targets established annually by the Compensation Committee. To be eligible to receive their bonus, our Named Executive Officers must generally be employed on the last day of the applicable performance period. For 2022, each Named Executive Officer was eligible to receive a target annual bonus of the following percentage of such executive’s base salary if all performance targets were met or exceeded: 125%, but no less than $250,000 for Mrs. Long, 100% for Ms. Peffer, 100% for Dr. Brothers, 75% for Mr. Kinley, 100% for Mr. Gordy and 100% for Mr. Dyer. For 2022, RSUs were granted in lieu of cash bonuses under the STIP for certain executives based on the achievement of performance goals. The actual number of RSUs granted to each Named Executive Officer and the value of such RSUs for service in 2022 were as follows:

Named Executive Officer	Number of RSUs Granted	Value of RSUs as of 12/31/2022 (1)
Amanda Long	352,113	$235,916
Julie Peffer	145,151	$97,251
Dr. Louis Brothers	—	$—
Joshua Kinley	—	$—
Samuel Gordy	—	$—
Jeffry Dyer	—	$—

(1)	Calculated by multiplying the number of RSUs that have not vested by the closing price of the Company’s common stock as reported on the NYSE on December 30, 2022 of $0.67.

Incentive Unit Awards

PCISM Ultimate Holdings adopted an Employee Equity Plan effective February 16, 2021 (the “Equity Plan”) to provide incentives to present and future directors, officers, employees and other service providers of PCISM Ultimate Holdings and its subsidiaries in the form of Class B Units (“Incentive Units”). Under the terms of the applicable award documentation, the Incentive Units are divided into three tranches: Tranche I Incentive Units (40% of the Incentive Units granted), Tranche II Incentive Units (40% of the Incentive Units granted) and Tranche III Incentive Units (20% of the Incentive Units granted). Tranche I, Tranche II and Tranche III Incentive Units are subject to service-based and/or performance-based vesting conditions, subject in certain cases to acceleration upon an “Exit Sale,” as defined in the applicable award agreement, with the Tranche II Incentive Units vesting only upon the consummation of an Exit Sale if certain investor return thresholds are met. Holders of Incentive Units are subject to certain restrictive covenants, including perpetual confidentiality and non-disparagement covenants and non-competition and customer and employee non-solicitation covenants that apply during the service period and for one year thereafter. The Board previously accelerated the vesting of the Incentive Units such that all Tranche I and Tranche III Incentive Units became fully vested, while the Tranche II Incentive Units continued to be eligible to vest in accordance with their terms. The Board then further modified the Tranche II Incentive Units such that the occurrence of any event (whether or not such event constitutes an Exit Sale) in which the investor return threshold applicable to the Tranche II Units is met will result in full vesting of the Tranche II Units.

Dr. Brothers was granted an award of 1,500,000 Incentive Units in February 2021. In connection with Dr. Brothers’ termination of employment, the Board agreed to modify the terms of Dr. Brothers’ Tranche II Units such that they continue to be eligible to vest following Dr. Brothers’ termination of employment as if Dr. Brothers remained employed.

Mr. Kinley was granted an award of 625,000 Incentive Units in February 2021. In connection with Mr. Kinley’s termination of employment, the Board agreed to modify the terms of Mr. Kinley’s Tranche II Units such that they continue to be eligible to vest following Mr. Kinley’s termination of employment as if Mr. Kinley remained employed.

Stock Options

On December 7, 2021, the Board approved grants of stock options to certain executive officers, including Dr. Brothers and Messrs. Kinley, Gordy and Dyer, pursuant to our 2021 Long Term Incentive Plan (the “Plan”). Each such stock option corresponds to the right to purchase one share of the Company’s common stock at an exercise price of $9.99 per share. The stock options vest in equal annual installments over four years from the date of grant, subject to the applicable executive’s continued employment through each vesting date and may be exercised only to the extent such stock options are vested.

On March 30, 2022, Dr. Brothers and Messrs. Kinley and Dyer were granted stock options pursuant to the Plan. Each such stock option corresponds to the right to purchase one share of the Company’s common stock at an exercise price of $7.00 per share. The stock options vest 25% on March 30, 2023, and the remaining 75% in equal quarterly installments on each quarterly anniversary of the date of grant thereafter, subject to the applicable executive’s continued employment through each vesting date and may be exercised only to the extent such stock options are vested.

On June 13, 2022, Ms. Peffer was granted stock options pursuant to the Plan. Each such stock option corresponds to the right to purchase one share of the Company’s common stock at an exercise price of $4.94 per share. The stock options vest 25% on June 13, 2023, and the remaining 75% in equal quarterly installments on each quarterly anniversary of the date of grant thereafter, subject to the applicable executive’s continued employment through each vesting date and may be exercised only to the extent such stock options are vested.

On October 12, 2022, Mrs. Long was granted stock options pursuant to the Plan. Each such stock option corresponds to the right to purchase one share of the Company’s common stock at an exercise price of $1.28 per share. The stock options vest 5% on December 31, 2022; 20% on October 12, 2023; and the remaining 75% in equal quarterly installments on the last day of each of the calendar quarters immediately following the first anniversary of the date of grant, subject to Mrs. Long’s continued employment through each vesting date and may be exercised only to the extent such stock options are vested.

For information regarding the treatment of the stock options upon a termination of employment or change in control, see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Stock Options” below.

Restricted Stock Units

On December 7, 2021, the Board approved grants of RSUs to Dr. Brothers and Messrs. Kinley, Gordy and Dyer, pursuant to the Plan. These RSUs were granted effective when the Company filed the registration statement on Form S-8 registering the shares of BigBear common stock issuable under the Plan, which was filed with the Commission on April 5, 2022. The RSUs vest in equal annual installments on each of the first four anniversaries of December 7, 2021.

On March 30, 2022, Dr. Brothers and Messrs. Kinley, Gordy and Dyer were granted RSUs pursuant to the Plan. The RSUs vest 25% on March 30, 2023, and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter, subject to the applicable executive’s continued employment through each vesting date.

On June 13, 2022, Ms. Peffer was granted RSUs pursuant to the Plan. The RSUs vest 25% on June 13, 2023, and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter, subject to Ms. Peffer’s continued employment through each vesting date.

On October 12, 2022, Mrs. Long was granted RSUs pursuant to the Plan. The RSUs vest 5% on December 31, 2022; 20% on October 12, 2023; and the remaining 75% in equal quarterly installments on the last day of each of the calendar quarters immediately following the first anniversary of the date of grant, subject to Mrs. Long’s continued employment through each vesting date.

On December 28, 2022, Mrs. Long and Ms. Peffer were granted RSUs pursuant to the Plan. The RSUs will fully vest on April 1, 2023, subject to the applicable executive’s continued employment through each vesting date.

For information regarding the treatment of the RSUs upon a termination of employment or change in control, see “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Restricted Stock Units” below.

Performance Stock Units

On December 7, 2021, Mr. Dyer received an award of a target number of 150,000 PSUs, which were granted effective when the Company filed the registration statement on Form S-8 registering the shares of BigBear common stock issuable under the Plan, which was filed with the Commission on April 5, 2022. The PSUs are subject to performance-based vesting conditions, subject to Mr. Dyer’s continued service through the applicable vesting dates. Generally, the award would vest based on achievement of the Company’s total commercial revenue targets. In the event of Mr. Dyer’s Termination of Service (as defined in the Plan), any PSUs that have not yet been settled will immediately and automatically be cancelled and forfeited. No PSUs were granted to any of the Named Executive Officers other than Mr. Dyer.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes the outstanding stock and option awards held by each of our Named Executive Officers as of December 31, 2022. For more information on the stock options, RSUs, Incentive Units, and PSUs reflected in this table, see “Narrative Disclosure to Summary Compensation Table” above:

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable (14)	Number of Securities Underlying Unexercised Options (#) Unexercisable (15)	Option Exercise Price ($) (16)	Option Expiration Date (16)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(18)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Amanda Long	10/12/2022	(1)	62,400	1,185,603	$1.28	10/12/2032	—		$—	—		—
	10/12/2022	(2)	—	—	—	—	2,226,562		$1,491,797	—		—
	12/28/2022	(3)	—	—	—	—	352,113		$235,916	—		—
Julie Peffer	6/13/2022	(4)	—	101,215	$4.94	6/13/2032	—		$—	—		—
	6/13/2022	(5)	—	—	—	—	40,486		$27,126	—		—
	12/28/2022	(3)	—	—	—	—	145,151		$97,251	—		—
Dr. Louis Brothers	2/16/2021	(6) (7)	900,000	600,000	N/A	N/A	—		$—	—		—
	12/7/2021	(8)	—	100,000	$9.99	12/7/2031	—		$—	—		—
	12/7/2021	(9)	—	—	—	—	30,000		$20,100	—		—
	3/30/2022	(10)	—	146,429	$7.00	3/30/2032	—		$—	—		—
	3/30/2022	(11)	—	—	—	—	58,571		$39,243	—		—
Joshua Kinley	2/16/2021	(6) (7)	375,000	250,000	N/A	N/A	—		$—	—		—
	12/7/2021	(8)	—	43,750	$9.99	12/7/2031	—		$—	—		—
	12/7/2021	(9)	—	—	—	—	13,125		$8,794	—		—
	3/30/2022	(10)	—	46,875	$7.00	3/30/2032	—		$—	—		—
	3/30/2022	(11)	—	—	—	—	18,750		$12,563	—		—
Samuel Gordy	—		—	—	—	—	—		$—	—		—
Jeffry Dyer	12/7/2021	(8)	—	50,000	$9.99	12/7/2031	—		$—	—		—
	12/7/2021	(13)	—	—	—	—	37,500	(17)	$25,125	112,500	(19)	$75,375
	12/7/2021	(9)	—	—	—	—	37,500		$25,125	—		—
	3/30/2022	(10)	—	53,571	$7.00	3/30/2032	—		$—	—		—
	3/30/2022	(11)	—	—	—	—	21,429		$14,357	—		—

(1)	Reflects information regarding stock options granted to Mrs. Long that were outstanding as of December 31, 2022. These stock options were granted on October 12, 2022. 62,400 of these stock options vested on December 31, 2022, 249,601 will vest on October 12, 2023, and the remaining 936,002 will vest in equal quarterly installments on the last day of each of the calendar quarters immediately following the first anniversary of the grant date.

(2)	Reflects information regarding RSUs granted to Mrs. Long that were outstanding as of December 31, 2022. These RSUs were granted on October 12, 2022. 117,188 of these RSUs vested on December 31, 2022, 468,750 will vest on October 12, 2023, and the remaining 1,757,812 will vest in equal quarterly installments on the last day of each of the calendar quarters immediately following the first anniversary of the grant date.

(3)	Reflects information regarding RSUs granted to Mrs. Long and Ms. Peffer that were outstanding as of December 31, 2022. These RSUs were granted on December 28, 2022 and will vest on April 1, 2023.

(4)	Reflects information regarding stock options granted to Ms. Peffer that were outstanding as of December 31, 2022. 25% of these stock options will vest on June 13, 2023 and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter such that the entire award will be vested on June 13, 2026.

(5)	Reflects information regarding RSUs granted to Ms. Peffer that were outstanding as of December 31, 2022. These RSUs were granted on June 13, 2022. 25% of these RSUs will vest on June 13, 2023 and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter such that the entire award will be vested on June 13, 2026.

(6)	Reflects information regarding Incentive Units granted to Dr. Brothers and Mr. Kinley that were outstanding as of December 31, 2022. The Incentive Units represent membership interests in PCISM Ultimate Holdings that are intended to constitute “profits interests” for federal income tax purposes. Despite the fact that the Incentive Units do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.”

(7)	Dr. Brothers and Mr. Kinley were granted an award of Incentive Units on February 16, 2021. Under the terms of the applicable award documentation, the Incentive Units were initially divided into three tranches: Tranche I Incentive Units, Tranche II Incentive Units and Tranche III Incentive Units. In connection with the closing of the Business Combination, the Board took action to accelerate the vesting of the Tranche I and Tranche III Units. Tranche II Incentive Units will fully performance-vest once certain investor return thresholds are met (see “Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control” below).

(8)	Reflects information regarding stock options granted to Dr. Brothers and Messrs. Kinley, Gordy, and Dyer that were outstanding as of December 31, 2022. These stock options vest in installments of 25% on each of December 7, 2022, December 7, 2023, December 7, 2024 and December 7, 2025, subject to the Named Executive Officer’s continued employment through each vesting date.

(9)	Each of our Named Executive Officers, other than Mrs. Long and Ms. Peffer, was granted RSUs under the Plan that vest in installments of 25% on each of December 7, 2022, December 7, 2023, December 7, 2024 and December 7, 2025, subject to the Named Executive Officer’s continued employment through each vesting date.

(10)	Reflects information regarding stock options granted to our Named Executive Officers, except Mrs. Long and Ms. Peffer, that were outstanding as of December 31, 2022. 25% of these stock options will vest on March 30, 2023 and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter such that the entire award will be vested on March 30, 2026, subject to the Named Executive Officer’s continued employment through each vesting date.

(11)	Each of our Named Executive Officers, other than Mrs. Long and Ms. Peffer, was granted RSUs under the Plan that were outstanding as of December 31, 2022. 25% of the RSUs will vest on March 30, 2023 and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter such that the entire award will be vested on March 30, 2026, subject to the Named Executive Officer’s continued employment through each vesting date.

(12)	Reflects information regarding RSUs granted to Mr. Gordy that were outstanding as of December 31, 2022. These RSUs were granted on May 5, 2022. 25% of these RSUs will vest on March 30, 2023, and the remaining 75% will vest in equal installments on the last day of each calendar quarter thereafter such that the entire award will be vested on March 30, 2026.

(13)	Reflects information regarding PSUs granted to Mr. Dyer that were outstanding as of December 31, 2022. These PSUs were granted on December 7, 2021 and vest based on the achievement of certain revenue targets.

(14)	For grants of Incentive Units, amounts in this column reflect the number of Tranche I and Tranche III Incentive Units, which were all fully vested as of December 31, 2021.

(15)	For grants of Incentive Units, amounts in this column reflect the number of Tranche II Incentive Units that were unvested as of December 31, 2022.

(16)	The Incentive Units are not traditional stock options and, therefore, do not have an exercise price or option expiration date associated with them.

(17)	Represents PSUs granted to Mr. Dyer on April 5, 2022, which vest subject to the achievement of the Company’s total commercial revenue during the following four performance periods: (i) January 1, 2022- December 31, 2022 (“Performance Period I”), (ii) January 1, 2023- December 31, 2023 (“Performance Period II”), (iii) January 1, 2024- December 31, 2024 (“Performance Period III”) and (iv) January 1, 2025- December 31, 2025 (“Performance Period IV”). As of December 31, 2022, the target PSUs for Performance Period I were still subject to continued service through March 31, 2023, which was the date on which certification of performance was completed.

(18)	Calculated by multiplying the number of RSUs that have not vested by the closing price of the Company’s common stock as reported on the NYSE on December 30, 2022 of $0.67.

(19)	Represents PSUs granted to Mr. Dyer on April 5, 2022, which vest subject to the achievement of the Company’s total commercial revenue during Performance Period I, Performance Period II, Performance Period III and Performance Period IV. As of December 31, 2022, the target PSUs for Performance Period II, Performance Period III and Performance Period IV are still subject to performance conditions. This column reflects the value of the PSUs for Performance Period II, Performance Period III and Performance Period IV at target level of performance.

Additional Narrative Disclosure

Retirement Benefits

We maintain the BigBear.ai, LLC Employee Benefits Plan, a tax-qualified retirement plan that provides all regular employees of the Company with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, participants, including the Named Executive Officers, may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the 401(k) plan subject to applicable annual limits under the Code.

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

Potential Payments Upon Termination or Change in Control

Executive Severance Plan

On November 19, 2022, the Board adopted the BigBear.ai, LLC Executive Severance Plan (the “Executive Severance Plan”) to provide for severance pay and benefits to eligible officers and management employees who are Eligible Executives (as defined in the Executive Severance Plan) and whose employment is terminated on or after November 1, 2022.

Upon termination of an Eligible Executive’s employment due to a Qualifying Termination (as defined below) that occurs outside of the 12-month period following a Change in Control Protection Period (as defined below) and so long as such Eligible Executive satisfies the conditions to payment of severance benefits described below, such Eligible Executive shall be entitled to receive the following severance benefits: (i) a cash severance payment in an amount equal to the product of (A) the sum of such Eligible Executive’s Base Salary and Target Bonus (each as defined in the Executive Severance Plan) and (B) (I) 1.0, for Tier 1 Executives (as defined in the Executive Severance Plan) and (II) 0.5 for Tier 2 Executives (as defined in the Executive Severance Plan), paid in a lump sum cash payment or as a salary continuation, at the Company’s sole discretion and (ii) a lump sum cash payment in an amount equal to the product of (A) the monthly amount of the Company’s contribution to the premiums for such Eligible Executive’s group health plan coverage (including coverage for such Eligible Executive’s spouse and eligible dependents), determined under the Company’s group health plans as in effect immediately prior to such Eligible Executive’s Date of Termination and (B) (I) 12, for Tier 1 Executives and (II) 6 for Tier 2 Executives.

Upon termination of an Eligible Executive’s employment due to a Qualifying Termination that occurs during a Change of Control Protection Period and so long as such Eligible Executive satisfies the conditions to payment of severance benefits described below, such Eligible Executive shall be entitled to receive the following severance benefits: (i) a lump sum cash payment in an amount equal to the product of (A) the sum of such Eligible Executive’s Base Salary and Target Bonus and (B) (I) two, for Tier 1 Executives and (II) one for Tier 2 Executives and (ii) a lump sum cash payment in an amount equal to the product of (A) the monthly amount of the Company’s contribution to the premiums for such Eligible Executive’s group health plan coverage (including coverage for such Eligible Executive’s spouse and eligible dependents), determined under the Company’s group health plans as in effect immediately prior to such Eligible Executive’s Date of Termination and (B) (I) 24, for Tier 1 Executives and (II) 12 for Tier 2 Executives.

For purposes of the Executive Severance Plan, Mrs. Long and Ms. Peffer are Tier 1 Executives and Messrs. Kinley and Dyer were Tier II Executives.

Payment of the severance benefits under the Executive Severance Plan is subject to the Eligible Executive’s execution and non-revocation of a general release of claims in favor of BigBear.ai, LLC and the executive’s continued compliance with the terms of the Executive Severance Plan, including, but not limited to, the restrictive covenants obligations set forth therein (which include confidentiality, intellectual property, business opportunity and non-solicitation, and non-disparagement covenants). For participants in the Executive Severance Plan who are eligible for severance benefits under another individual agreement with the Company Group (as defined in the Executive Severance Plan), the Executive Severance Plan will supersede all prior agreements, practices, policies, procedures and plans relating to severance benefits. If the payments or benefits payable under the Executive Severance Plan would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, then those payments or benefits will be reduced (but not below zero) if such reduction would result in a better net after-tax position for the Eligible Executive.

For purposes of the Executive Severance Plan:

“Cause” means unless otherwise determined by the Committee (as defined in the Plan) in the applicable award agreement, with respect to an Eligible Executive’s Termination of Service (as defined in the Plan): (a) in the case where there is no employment agreement, offer letter, consulting agreement, change in control agreement, or similar agreement in effect between the Company or an affiliate and the Eligible Executive at the relevant time of determination (or where there is such agreement in effect but it does not define “cause” (or words of like import)), the Eligible Executive’s (i) commission of, indictment for, or plea of guilty or no contest to, a felony (or state law equivalent) or a crime involving dishonesty, moral turpitude or fraud or the commission of any other act involving willful malfeasance or breach of fiduciary duty with respect to the Company or an affiliate; (ii) material non-performance of the Eligible Executive’s duties or failure to follow any lawful directive from the Company or any affiliate; (iii) conduct that brings or is reasonably likely to bring the Company or an affiliate negative publicity or into public disgrace, embarrassment, or disrepute or otherwise materially injures the integrity, character or reputation of the Company or an affiliate; (iv) fraud, theft, embezzlement, gross negligence or willful misconduct or other act involving dishonesty with respect to the Company or an affiliate; (v) violation of the Company’s or an affiliate’s written policies or codes of conduct, including written policies related to discrimination, harassment, retaliation, performance of illegal or unethical activities, or ethical misconduct; (vi) insubordination or failure to follow the directions of the Eligible Executive’s reporting supervisor and/or of the CEO of the Company or the Board, as applicable, or (vii) breach of any employment, consulting or similar agreement with the Company or any affiliate, including, without limitation, any non-competition, non-solicitation, no-hire, or confidentiality covenant between the Eligible Executive and the Company or an affiliate.

“Change in Control Protection Period” means the 12-month period following a Change in Control (as defined in the Plan).

“Disability” means, unless otherwise determined by the Committee in the applicable award agreement, with respect to an Eligible Executive’s Termination of Service, that the Eligible Executive is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment, provided, however, for purposes of an Incentive Stock Option (as defined in the Plan), the term Disability shall have the meaning ascribed to it under Section 22(e)(3) of the Code. The determination of whether an Eligible Executive has a Disability shall be determined by the Committee, and the Committee may rely on any determination that an Eligible Executive is disabled for purposes of benefits under any long-term disability plan in which an Eligible Executive participates that is maintained by the Company or any affiliate.

“Good Reason” means the occurrence of any of the following events without the written consent of an Eligible Executive, unless such events are fully corrected in all material respects by the Company within 30 days following written notification by such Eligible Executive to the Company of the occurrence of one of the conditions set forth below: (i) a material reduction in an Eligible Executive’s Base Salary or Target Annual Bonus opportunity other than a general reduction in Base Salary or Target Annual Bonus opportunity that affects all similarly situated employees in substantially the same proportions; (ii) a material diminution in an Eligible Executive’s duties, authorities or responsibilities (other than temporarily while an Eligible Executive is physically or mentally incapacitated or as required by applicable law and excluding duties, authorities or responsibilities that have been assigned to an Eligible Executive on a temporary or interim basis); or (iii) a relocation of an Eligible Executive’s primary work location by more than 50 miles from such Eligible Executive’s primary work location immediately prior to such relocation.

“Qualifying Termination” means the termination of an Eligible Executive’s employment (i) by any member of the Company Group (as defined in the Executive Severance Plan) without Cause (which, for the avoidance of doubt, does not include a termination due to death or Disability); or (ii) due to an Eligible Executive’s resignation for Good Reason.

Employment Arrangements with Named Executive Officers

As described above in the “—Narrative Disclosure to the Summary Compensation Table—Employment Arrangements with Named Executive Officers,” (i) the offer letters with each of Mrs. Long and Ms. Peffer provide for severance benefits upon the occurrence of certain terminations of employment in accordance with the terms of the Executive Severance Plan as described above in “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Executive Severance Plan” and (ii) Mr. Gordy’s offer letter provides for pro-rata vesting of all Mr. Gordy’s 2021 and 2022 incentive awards upon termination by the Company without “Cause.” Additionally, Mrs. Long’s offer letter provides for one-time payment of $10,000, less applicable taxes and withholdings, to support Mrs. Long’s search for and transition to another employer, including hiring a recruiting/placement firm. Messrs. Kinley and Dyer were eligible for severance benefits pursuant to the Executive Severance Plan as Tier II Executives as described above in “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Executive Severance Plan”.

Separation Agreements with Named Executive Officers

In connection with his termination of employment with the Company, which was effective on October 12, 2022, Dr. Brothers entered into (x) a separation agreement and general release with the Company and (y) a consulting agreement with BigBear.ai LLC. Pursuant to Dr. Brothers’ consulting agreement, Dr. Brothers will receive, in exchange for provision of certain advisory services to BigBear.ai LLC for specific projects that are mutually agreed upon from time to time (including, but not limited to, serving as the chairman of an advisory board for BigBear.ai LLC), a fee of $75,000 paid in quarterly installments of $18,750 for the duration of the term of the consulting agreement, which will terminate on October 12, 2023, unless otherwise extended for additional one-year periods upon agreement of both parties.

Pursuant to Dr. Brothers’ separation agreement and general release and in exchange for a release of claims in favor of the Company and continued compliance with Dr. Brothers’ restrictive covenant obligations, Dr. Brothers is entitled to the following payments and benefits: (i) a payment of $410,000, which is equivalent to Dr. Brothers’ base salary for a period of twelve months, paid as salary continuation on the Company’s regular payroll schedule, (ii) a lump sum payment of approximately $18,026, which is equivalent to 12 months of the employer share of health and welfare premiums for plans in which Dr. Brothers was enrolled as of the termination date (in the case of each of clauses (i) and (ii), less all applicable taxes, withholdings and authorized or required deductions), (iii) continued vehicle lease by the Company on Dr. Brothers’ behalf for the 12-month period following termination of employment, (iv) forfeiture of unvested stock options and RSUs the earlier of (x) the date on which Dr. Brothers incurs a Termination of Service (as defined in the Plan) or (y) October 12, 2023, provided that, in the event of a Change in Control (as defined in the Plan), so long as Dr. Brothers has not incurred a Termination of Service (which includes a termination of services pursuant to Dr. Brothers’ consulting agreement) prior to the consummation of such Change in Control, Dr. Brothers’ outstanding stock options and RSUs (if any) will vest, and (v) continued vesting of Dr. Brothers’ Tranche II Incentive Units.

On December 30, 2022, the Company terminated the employment of Mr. Kinley and entered into a separation agreement and general release with Mr. Kinley, pursuant to which, in exchange for a release of claims in favor of the Company and continued compliance with his restrictive covenant obligations, Mr. Kinley is entitled to receive the following payments and benefits: (i) a payment of $175,000, which is equivalent to his base salary for a period of six months, paid as salary continuation on the Company’s regular payroll schedule, (ii) a lump sum payment of $131,250, which is equivalent to 50% of his Target Annual Bonus (as defined in the Executive Severance Plan), (iii) a lump sum payment of approximately $10,515, which is equivalent to seven months of the employer share of health and welfare premiums for plans in which Mr. Kinley was enrolled in as of Mr. Kinley’s separation date (in the case of each of clauses (i), (ii) and (iii), less all applicable taxes, withholdings and authorized or required deductions), and (iv) continued vesting of Mr. Kinley’s Tranche II Incentive Units.

On March 23, 2023, the Company terminated the employment of Mr. Dyer and entered into a separation agreement and general release with Mr. Dyer, pursuant to which, in exchange for a release of claims in favor of the Company and continued compliance with his restrictive covenant obligations, Mr. Dyer is entitled to receive the following payments and benefits, in each case, less all applicable taxes, withholdings and authorized or required deductions: (i) a payment of $200,000, which is equivalent to Mr. Dyer’s base salary for a period of six months, paid as salary continuation on the Company’s regular payroll schedule, (ii) a lump sum payment of $200,000, which is equivalent to 50% of his Target Annual Bonus (as defined in the Executive Severance Plan), and (iii) a lump sum payment of approximately $11,435, which is equivalent to seven months of the employer share of health and welfare premiums for plans in which Mr. Dyer was enrolled in as of Mr. Dyer’s separation date.

Stock Options

In the event a Change in Control is consummated and the stock options are not assumed or substituted, any unvested portion of the stock option award that is outstanding as of immediately prior to the consummation of the Change in Control will automatically vest prior to the Change in Control; and the Board may, in its sole discretion, extend the exercise period of the stock option through any date that is prior to the 10th anniversary of the applicable grant date. Upon an executive’s termination of service due to death or Disability or upon an executive’s termination of service without Cause or resignation for Good Reason (each as defined below), in each case, within two years following the consummation of a Change in Control, any unvested portion of a stock option award, as of immediately prior to the executive’s termination of service, will automatically vest upon such termination of service. Additionally, Mrs. Long and Ms. Peffer’s offer letters each provide that the portion of their respective up-front time-based long-term incentive award that were delivered in the form of stock options will accelerate upon a Change in Control.

For purposes of the Option Awards:

“Cause,” “Disability,” and “Good Reason” have the meanings ascribed to such terms in the Plan. See “Narrative Disclosure to Summary Compensation Table—Stock Options,” for additional information regarding such definitions.

“Change in Control” has the meaning ascribed to such term in the Plan and generally means (excluding dispositions by AE Industrial Partners, LP or its affiliates): (i) any person becoming the beneficial owner of securities representing 50% or more of the combined voting power of the Company’s then outstanding securities, (ii) a merger, reorganization or consolidation in which voting securities are issued unless the voting securities of the Company outstanding immediately prior to such transaction continue to represent more than 50% of the outstanding voting securities of the Company or surviving entity, (iii) during a period of two consecutive years, individuals who constitute the Board at the beginning of such period cease to constitute a majority of the Board (except for individuals whose election or nomination was approved by at least two-thirds of the directors still in office) or (iv) a complete liquidation or dissolution of the Company or a sale of substantially all the Company’s assets to a third party.

Restricted Stock Units

For the Named Executive Officers, in the event a Change in Control is consummated and the RSUs are not assumed or substituted, any unvested portion of the RSUs that is outstanding as of immediately prior to the consummation of the Change in Control will automatically vest prior to the Change in Control. Additionally, for the RSUs held by the Named Executive Officers, upon the termination of the Named Executive Officer’s service due to death or Disability or upon an executive’s termination of service without Cause or resignation for Good Reason, in each case, within two years following the consummation of a Change in Control, any unvested portion of the RSUs as of immediately prior to the Named Executive Officer’s termination of service will automatically vest upon such termination of service. Mrs. Long and Ms. Peffer’s offer letters each provide that the portion of their respective up-front time-based long-term incentive award that were delivered in the form of RSUs will accelerate upon a Change in Control.

For purposes of the RSUs, “Cause,” “Change in Control,” “Disability,” and “Good Reason” have the same meanings as for the Option Awards. See above under “Potential Payments Upon Termination or Change in Control—Stock Options” for additional information regarding these definitions.

Non-Employee Director Compensation

We maintain a director compensation policy pursuant to which each non-employee director will receive an annual cash retainer of $90,000, payable in quarterly installments in advance. In addition, each non-employee director who serves as the non-employee chair of the Board or as a member or chair of a committee will receive additional retainers, payable in quarterly installments in advance, as set forth below:

Position	Annual Retainer
Non-Employee Chair of the Board:	$20,000
Audit Committee Chair:	$10,000
Audit Committee Member:	$5,000
Compensation Committee Chair:	$7,500
Compensation Committee Member:	$6,000
Nominating and Corporate Governance Committee Chair:	$5,000
Nominating and Corporate Governance Committee Member:	$4,000

In addition to the cash retainers set forth above, under the director compensation policy, each non-employee director will receive an annual award of RSUs pursuant to the Plan with respect to a number of shares of our common stock with a grant date fair value equal to approximately $130,000. Such RSU awards will fully vest on the first anniversary of the grant date, subject to the director’s continued service through such date, and will accelerate vesting so as to become fully vested immediately prior to a Change of Control (as defined in the Plan and as described in “—Additional Narrative Disclosure—Potential Payments Upon Termination or Change in Control—Restricted Stock Units” above).

The following table presents the total compensation for each person who served as a non-employee member of the Company’s Board during fiscal year 2022. Other than as set forth in the table and described more fully above, BigBear did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of the Board in 2022.

Name	Fees Earned or Paid in Cash ($)(2)
Pamela Braden	$181,972	(3)

Peter Cannito	$210,705	(3)

Dr. Raluca Dinu	$95,000

Paul Fulchino	$180,056	(3)

Jeffrey Hart (1)	$183,887	(3)

Dorothy D. Hayes	$191,549	(3)

Raanan I. Horowitz	$181,972

Dr. Avi Katz	$96,000

Kirk Konert (1)	$186,761	(3)

Sean Battle	$94,000

(1)	Pursuant to assignment agreements, Messrs. Hart and Konert have transferred all of their beneficial interests in their board fees and RSUs to AE Industrial Partners, LP.

(2)	The amounts in this column represent the portion of quarterly fees earned for board service in the 2022 fiscal year.

(3)	These directors elected to receive RSUs in lieu of cash for payment of all of their quarterly fees earned for board service in the 2023 fiscal year. The RSUs were granted on December 28, 2022 and the number of RSUs granted to each director was based upon the fair value of the RSUs at the grant date. The RSUs vest ratably on the following vesting dates: January 1, 2023, March 31, 2023, June 30, 2023, and September 30, 2023, subject to the director’s continued service on the Board.

Compensation Committee Interlocks and Insider Participation

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

During the last fiscal year, no member of our compensation committee was an officer or employee of the Company, was a former officer of the Company or had any relationship requiring disclosure by the registrant under the section entitled “Related Party Transactions” under Item 13 of this Amendment. None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows information about the beneficial ownership of our Common Stock, as of April 3, 2023 for:

•each person who is, or is expected to be, the beneficial owner of more than 5% of the outstanding shares of our Common Stock;
•each of our directors and named executive officers; and
•all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. Shares of Common Stock issuable pursuant to options or warrants are deemed to be outstanding for purposes of computing the beneficial ownership percentage of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the beneficial ownership percentage of any other person. The beneficial ownership of our Common Stock is based on 142,834,513 shares of Common Stock issued and outstanding as of April 3, 2023.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Common Stock Outstanding
AE Industrial Partners(1)(2)	113,412,268	79.4%
Sean Battle(3)	13,000	*
Pamela Braden(3)	79,902	*
Dr. Louis R. Brothers(3)	89,042	*
Peter Cannito(3)	90,465	*
Dr. Raluca Dinu(4)(5)(6)	909,990	*
Jeffry R. Dyer(3)	44,280	*
Brian Frutchey(3)	—	*
Paul Fulchino(3)	79,197	*
Samuel J. Gordy(3)	—	*
Jeffrey Hart(3)	—	*
Dorothy D. Hayes(3)	95,423	*
Raanan I. Horowitz(3)	79,902	*
Dr. Avi S. Katz(4)(5)(6)	909,990	*
Joshua Kinley(3)	34,601	*
Kirk Konert(3)	—	*
Amanda Long(3)	343,204	*
Julie Peffer(3)	—	*
All directors and officers as a group (13 individuals)	2,877,093	2.0%

*	Less than one percent.

(1)	BBAI Ultimate Holdings, LLC and AE BBAI Aggregator, LP are controlled by AE Industrial Partners Fund II, LP, AE Industrial Partners Fund II-A, LP and AE Industrial Partners Fund II-B, LP (collectively, the “AE Partners Funds”). The general partner of the BBAI Ultimate Holdings, LLC is AE Industrial Partners Fund II GP, LP, which in turn is managed by its general partner AeroEquity GP, LLC. AE BBRED GP, LLC is the general partner of AE BBAI Aggregator, LP which the AE Partners Funds hold all interests in. AeroEquity GP, LLC is controlled by its managing members, Michael Greene and David Rowe. Messrs. Greene and Rowe make all voting and investment decisions with respect to the securities held by AE Industrial Partners. Each of the entities and individuals named above disclaims beneficial ownership of the BigBear securities held of record by BBAI Ultimate Holdings, LLC, except to the extent of its pecuniary interest therein. The business address of each of the foregoing entities and persons is 6700 Broken Sound Parkway NW, Boca Raton, Florida 33487.

(2)	Includes Common Stock issued pursuant RSUs granted to Kirk Konert and Jeffrey Hart that were assigned to AE Industrial Partners, LP and includes shares of Common Stock underlying RSUs that vest within 60 days that will be assigned to AE Industrial Partners, LP by Kirk Konert and Jeffrey Hart.

(3)	The business address for this person is 6811 Benjamin Franklin Drive, Suite 200, Columbia, Maryland 21046.

(4)	The business address for this person is 1731 Embarcadero Road, Suite 200, Palo Alto, California.

(5)	Includes shares of Common Stock underlying warrants that are exercisable within 60 days.

(6)	Includes 902,907 shares of Common Stock and 7,083 warrants for the purchase of shares of Common Stock (and the 7,083 shares of Common Stock into which these warrants are exercisable) that were distributed by GigAcquisitions4, LLC to this individual.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2022 about equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	(a)Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2021 Long-Term Incentive Plan	2,982,891	$1.74	11,288,346	(1) (2)
2021 Employee Stock Purchase Plan	—	N/A	2,704,724	(3)
Equity compensation plans not approved by stockholders:	N/A	N/A	N/A
Total	2,982,891	$1.74	13,993,070

(1)	The amount does not reflect shares issuable with respect to PSUs or RSUs, which were 112,500 units and 7,844,571 units, respectively, as of December 31, 2022.

(2)	The number of shares that may be granted under the Long-Term Incentive Plan are subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending and including January 1, 2031, equal to the lesser of (a) 5 % of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board.

(3)
The number of shares that may be granted under the Employee Stock Purchase Plan (the “ESPP”) are subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending and including January 1, 2031, equal to the lesser of (a) 1 % of the aggregate number of shares outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by the Board. No more than 20 million shares may be issued in total under the ESPP.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our stockholders, as the Audit Committee determines in good faith. In addition, under our code of conduct and ethics, which have been adopted, our employees, directors and director nominees have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. Under our Related Party Transactions Policy, any related party transaction with AE Industrial Operating Partners, LLC, AE Industrial Partners, LP, Redwire Space, Inc., Edge Autonomy and/or any of their respective subsidiaries that is contemplated by the Amended and Restated Consulting Agreement, Teaming Agreement, Affiliate MOUs or otherwise contemplated by the disclosure in the Company’s proxy statement on Schedule 14A relating to the Business Combination are pre-approved by our Audit Committee. All of the transactions described above were entered into prior to the adoption of the Company’s written related party transactions policy, but all were approved by the applicable board of directors considering similar factors to those described above.

Related Party Transactions

Commercial Arrangements with Affiliates

BigBear is party to (A)(i) an agreement to establish a Cyber Space Range capability, dated April 22, 2021, and (ii) a Confidential Disclosure Agreement, dated March 17, 2021, in each case with Redwire Space, Inc. (“Redwire”), and (B) a Memorandum of Understanding, dated July 1, 2021, with Edge Autonomy (formerly UAV Factory) (“Edge”) whereby BigBear will develop AI/ML capabilities for Edge Autonomy’s (formerly UAV Factory) unmanned systems and components use in autonomous operations within the commercial and defense markets (together, the “Affiliate MOUs”). Each of Redwire and Edge are affiliates of AE. The terms of each such agreement reflect the results of an arm’s length negotiation between unaffiliated third parties.

Director Independence

NYSE listing standards require that a majority of the board of directors of a company listed on the NYSE be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Pamela Braden, Dr. Raluca Dinu, Dorothy D. Hayes, Dr. Avi Katz, Kirk Konert and Raanan I. Horowitz is an independent director under the NYSE rules and each of Pamela Braden, Dr. Raluca Dinu, Dorothy D. Hayes, Dr. Avi Katz, Kirk Konert and Raanan I. Horowitz is an independent director under Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that our Board deems relevant in determining independence, including the beneficial ownership of the Company’s Common Stock by each non-employee director, and the transactions involving them described in the section entitled “—Related Party Transactions” above.

Item 14. Principal Accounting Fees and Services

Fees for Services Rendered by Independent Registered Public Accounting Firm

The Audit Committee has appointed Grant Thornton LLP as our independent registered public accounting firm for the year ending December 31, 2022. Services provided to the Company and its subsidiaries by Grant Thornton LLP for the year ended December 31, 2022 and 2021 are described below.

	Grant Thornton LLP		BPM LLP
	2022	2021	2022	2021
Audit Fees (1)	$844,000	$1,633,050	$—	$188,005
Audit-Related Fees (2)	—	367,500	—	—
Tax Fees	—	—	—	6,956
All Other Fees (3)	—	—	—	—
Total	$844,000	$2,000,550	$—	$194,961

(1)	Audit Fees: These fees include fees related to the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements for the year ended December 31, 2022 and December 31, 2021, as well as, audits of the Company’s annual financial statements for the periods ended December 31, 2020, 2019, 2018 prepared in connection with the Business Combinations, as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including registration statements and related consents.

(2)	Audit-Related Fees: Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards and the review of Regulation S-X 3-05 financial statements for certain businesses acquired by the Company.

Audit Fees. These fees include fees related to the audit of the Company's annual financial statements and review of the Company's quarterly financial statements for the year ended December 31, 2022 and December 31, 2021, as well as audits of the Company's annual financial statements for the periods ended December 31, 2020, 2019, and 2018 prepared in connection with the Business Combinations, as well as services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings or engagements, including registration statements and related consents.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards and the review of Regulation S-X 3-05 financial statements for certain businesses acquired by the Company.

In considering the nature of the services provided by the independent registered public accounting firms, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent registered public accounting firms and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non-audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. Each year, the Audit Committee will pre-approve audit services, audit-related services and tax services to be used by the Company.

The Audit Committee approved all services provided by Grant Thornton LLP.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1)Financial Statements - See Index under Part II, Item 8 of this Amendment.
(2)Financial Statement Schedules - None.
(3)Exhibits - The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Exhibit Number	Description of Exhibits	Filed Herewith	Furnished Herewith
23.1	Consent of Independent Registered Public Accounting Firm	X
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

Date: April 7, 2023	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer