Form 10-Q
period 2023-03-31
BigBear.ai Holdings, Inc.
filed 2023-05-15
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 142,888,068 shares of our common stock, $0.0001 par value per share, outstanding as of May 5, 2023.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
March 31, 2023

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$21,827	$12,632
Accounts receivable, less allowance for doubtful accounts of $980 as of March 31, 2023 and $98 as of December 31, 2022	32,678	30,091
Contract assets	2,427	1,312
Prepaid expenses and other current assets	8,775	10,300
Total current assets	65,707	54,335
Non-current assets:
Property and equipment, net	1,308	1,433
Goodwill	48,683	48,683
Intangible assets, net	83,816	85,685
Right-of-use assets	4,491	4,638
Deferred tax assets	51	51
Other non-current assets	509	483
Total assets	$204,565	$195,308

Liabilities and equity
Current liabilities:
Accounts payable	$10,508	$15,422
Short-term debt, including current portion of long-term debt	1,296	2,059
Accrued liabilities	18,271	13,366
Contract liabilities	2,347	2,022
Current portion of long-term lease liability	810	806
Derivative liabilities	25,469	—
Other current liabilities	2,136	2,085
Total current liabilities	60,837	35,760
Non-current liabilities:
Long-term debt, net	192,807	192,318
Long-term lease liability	4,906	5,092
Deferred tax liabilities	54	—
Other non-current liabilities	—	10
Total liabilities	258,604	233,180
Commitments and contingencies (Note K)
Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized and 141,823,207 shares issued at March 31, 2023 and 127,022,363 at December 31, 2022	16	14
Additional paid-in capital	282,573	272,528
Treasury stock, at cost 9,952,803 shares at March 31, 2023 and December 31, 2022	(57,350)	(57,350)
Accumulated deficit	(279,278)	(253,064)
Total stockholders’ deficit	(54,039)	(37,872)
Total liabilities and stockholders’ deficit	$204,565	$195,308

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$42,154	$36,390
Cost of revenues	31,941	26,523
Gross margin	10,213	9,867
Operating expenses:
Selling, general and administrative	20,362	22,020
Research and development	1,128	2,874
Restructuring charges	755	—
Transaction expenses	—	1,399
Operating loss	(12,032)	(16,426)
Interest expense	3,556	3,555
Net increase (decrease) in fair value of derivatives	10,567	(1,263)
Other expense	—	30
Loss before taxes	(26,155)	(18,748)
Income tax expense	59	77
Net loss	$(26,214)	$(18,825)

Basic net loss per share	$(0.19)	$(0.14)
Diluted net loss per share	$(0.19)	$(0.14)

Weighted-average shares outstanding:
Basic	138,548,599	131,882,556
Diluted	138,548,599	131,882,556

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited; in thousands, except share data)

	Three Months Ended March 31, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(26,214)	(26,214)
Equity-based compensation expense	—	—	3,805	—	—	3,805
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of shares for equity-based compensation awards, net	911,861	—	(839)	—	—	(839)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—
As of March 31, 2023	141,823,207	$16	$282,573	$(57,350)	$(279,278)	$(54,039)

	Three Months Ended March 31, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(18,825)	(18,825)
Equity-based compensation expense	—	—	3,858	—	—	3,858
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
As of March 31, 2022	125,613,424	$14	$257,602	$(57,350)	$(150,215)	$50,051

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(26,214)	$(18,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,986	1,772
Amortization of debt issuance costs	500	523
Equity-based compensation expense	3,805	3,858
Non-cash lease expense	(35)	—
Provision for doubtful accounts	882	—
Deferred income tax expense	54	174
Net increase (decrease) in fair value of derivatives	10,567	(1,263)
Loss on sale of property and equipment	8	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,469)	1,981
Increase in contract assets	(1,115)	(2,306)
Decrease in prepaid expenses and other assets	1,488	432
(Decrease) increase in accounts payable	(4,914)	1,150
Increase in accrued liabilities	4,066	6,307
Increase (decrease) in contract liabilities	325	(1,415)
Increase in other liabilities	49	83
Net cash used in operating activities	(12,017)	(7,529)
Cash flows from investing activities:
Purchases of property and equipment	—	(359)
Net cash used in investing activities	—	(359)
Cash flows from financing activities:
Proceeds from issuance of Private Placement shares, net	21,975	—
Repurchase of shares as a result of forward share purchase agreements	—	(100,896)
Repayment of short-term borrowings	(763)	(1,159)
Net cash provided by (used in) financing activities	21,212	(102,055)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,195	(109,943)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$21,827	$59,978

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc.’s (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) mission is to help deliver clarity for clients as they face their most complex decisions. BigBear.ai’s artificial intelligence (“AI”)-powered decision intelligence solutions are leveraged in three primary markets—global supply chains & logistics, autonomous systems, and cybersecurity. The Company’s customers, including federal defense and intelligence agencies, manufacturers, third party logistics providers, retailers, healthcare, and life sciences organizations, rely on BigBear.ai’s solutions to empower leaders to decide on the best possible course of action by creating order from complex data, identifying blind spots, and building predictive outcomes. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries.

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

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the three months ended March 31, 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined it that it manages its operations as a single operating and reportable segment.

The single reportable segment is consistent with information used by the CODM to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports.

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

Note C—Restructuring Charges

Upon performing a strategic review of the Company’s capacity and future projections, the Company initiated restructuring actions in the third and fourth quarters of 2022, both of which were completed as of December 31, 2022. The purpose of the restructuring was to better align the organization and cost structure and improve the affordability of products and services. A liability reflecting unpaid employee separation costs of $1,535 is presented on the consolidated balance sheets within other current liabilities as of December 31, 2022.

During the three months ended March 31, 2023, the Company further refined its organizational structure to align with the change in its reportable and operating segments, resulting in additional employee separation costs of $755, net of tax benefits. The Company had completed this restructuring action as of March 31, 2023. A liability reflecting unpaid employee separation costs of $1,303 is presented on the consolidated balance sheets within other current liabilities as of March 31, 2023.

The table below presents the activity in restructuring charges for the three months ended March 31, 2023:

As of December 31, 2022	$1,535
Additions	755
Settlements	(987)
As of March 31, 2023	$1,303

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note D—Business Combinations

ProModel Acquisition

On April 7, 2022, the Company’s subsidiary BigBear.ai, LLC acquired 100% of the equity interest in ProModel Corporation (“ProModel Corporation”), a leader in simulation-based predictive and prescriptive analytic software for process improvement enabling organizations to make better decisions, for approximately $16.1 million, subject to certain adjustments. This acquisition complements the Company’s previous acquisition of ProModel’s Government Services business, ProModel Government Solutions Inc. (“ProModel Government Solutions”), which closed on December 21, 2020. The acquisition was funded through a combination of cash on hand and the issuance of 649,976 shares of the Company’s common stock. ProModel Corporation was aligned under the Analytics reportable operating segment prior to the Company’s reevaluation of its operating and reportable segments, effective for the first quarter of fiscal year 2023.

The purchase agreement with the sellers of ProModel Corporation also stipulates that certain funds would be held in escrow (such funds, the “Indemnity Escrow Deposit”, the “Distribution Withholding Deposit”, and the “Adjustment Escrow Deposit”), for the benefit of the seller. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Adjustment Escrow Amount of $200, the Distribution Withholding Escrow Amount of $100, and the Indemnity Escrow Amount of $100 shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

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

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three-month period ended March 31, 2022 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

Three Months Ended March 31, 2022
Net revenue	$37,635
Net loss	(19,902)

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

Private warrants and Private Placement (“PIPE”) warrants are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note N—Warrants for information on the Level 3 inputs used to value the private warrants and PIPE warrants.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		March 31, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
PIPE warrants	Derivative liabilities	$—	$—	$25,417	$25,417
Private warrants	Derivative liabilities	—	—	52	52

		December 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$9	$9

The changes in the fair value of the Level 3 liabilities are as follows:

	Level 3
	PIPE warrants	Private warrants
December 31, 2022	$—	$9
Additions	14,893	—
Changes in fair value	10,524	43
March 31, 2023	$25,417	$52

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note F—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	March 31, 2023	December 31, 2022
Prepaid insurance	$2,347	$3,205
Prepaid expenses	1,863	1,663
Prepaid taxes	1,823	1,827
Pre-contract costs(1)	2,742	3,605
Total prepaid expenses and other current assets	$8,775	$10,300
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

Note G—Accrued Liabilities
The table below presents details on accrued liabilities:

	March 31, 2023	December 31, 2022
Payroll accruals	$12,664	$11,319
Accrued interest	3,565	567
Other accrued expenses	2,042	1,480
Total accrued liabilities	$18,271	$13,366

Note H—Debt

The table below presents the Company’s debt balances:

	March 31, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,296	2,059
Total debt	201,296	202,059
Less: unamortized issuance costs	7,193	7,682
Total debt, net	194,103	194,377
Less: current portion	1,296	2,059
Long-term debt, net	$192,807	$192,318

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Convertible Notes

On December 7, 2021, the previously announced merger (“Merger”) with GigCapital4, Inc. (“GigCapital4”) was consummated and the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The Convertible Note financing matures on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2023, the Company was in compliance with all covenants.

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

During the three months ended March 31, 2023, Convertible Notes with a principal of $1,000 were exercised for 94 shares of the Company’s common stock. As of March 31, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $7.2 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the three months ended March 31, 2023, and is unable to draw on the Senior Revolver as of March 31, 2023.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $186 as of March 31, 2023, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

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

The following table presents supplemental information related to leases at March 31, 2023:

Weighted average remaining lease term	5.22
Weighted average discount rate	10.50%

The table below presents the rent expense under all leases for the following periods:

Three Months Ended March 31, 2023
Rent expense	$377

Rent expense for the three months ended March 31, 2023 includes $63 of short-term lease costs and $22 of variable lease costs. The Company subleases certain leases. As of March 31, 2023, the Company has subleased three of its real estate leases and recognized $39 of sublease income on the consolidated statements of operations during the three months ended March 31, 2023.

The following table presents supplemental cash flow and non-cash information related to leases:

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$325

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2023	$1,041
2024	1,257
2025	1,207
2026	1,138
2027	531
Thereafter	3,625
Total future minimum lease payments	$8,799
Less amounts related to imputed interest	(3,083)
Present value of future minimum lease payments	5,716
Less current portion of long-term lease liability	810
Long-term lease liability	$4,906

Note J—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended March 31,
	2023	2022
Effective tax rate	(0.2)%	(0.4)%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three months ended March 31, 2023 and March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

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

Immediately prior to the stockholder vote for the Merger, GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with Highbridge Tactical Credit Master Fund. L.P. and Highbridge SPAC Opportunity Fund, L.P. (the “Highbridge Investors”), Tenor Opportunity Master Fund Ltd. (“Tenor”), and Glazer Capital, LLC and Meteora Capital, LLC (the “Glazer Investors”, together with the Highbridge Investors and Tenor, the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors had the right to sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

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

During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 was presented in net increase (decrease) in fair value of derivatives on the consolidated statement of operations for the three months ended March 31, 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity during the three months ended March 31, 2022.

Note M—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	March 31, 2023	December 31, 2022
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	141,823,207	127,022,363

Treasury Stock

During the three months ended March 31, 2023, the Company repurchased 9,952,803 shares at a cost of $57,350 to settle the Company’s obligations under the FPAs. These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ (deficit) equity.

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	March 31, 2023	December 31, 2022
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note N—Warrants

PIPE Warrants

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”) by and among the Company and Armistice Capital Master Fund Ltd (the “Purchaser”). At the closing of the Private Placement, the Company issued 13,888,889 shares of the Company’s common stock at par value and warrants to purchase up to an additional 13,888,889 shares of common stock (the “PIPE warrants”). The PIPE warrants have an exercise price of $2.39 per share and may be exercisable as of July 19, 2023 until July 19, 2028. The PIPE warrants are subject to a 4.99% beneficial ownership limitation that precludes the Purchaser from exercising any portion of the PIPE warrants to the extent that, following such exercise, the Purchaser’s beneficial ownership of our then outstanding common stock would exceed 4.99%.

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2023	January 19, 2023
Value of each PIPE warrant	$1.83	$1.22
Exercise price	$2.39	$2.39
Common stock price	$2.44	$1.87
Expected option term (years)	5.3	5.5
Expected volatility	94.60%	82.10%
Risk-free rate of return	3.60%	3.40%
Expected annual dividend yield	—%	—%

As of March 31, 2023, the PIPE warrants have a fair value of $25,417 and are presented on the consolidated balance sheets within derivative liabilities. A loss of $10,524 was recognized as a result of the change in fair value for the three months ended March 31, 2023 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, there were 13,888,889 PIPE warrants issued and outstanding.

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

As of March 31, 2023 and December 31, 2022, there were 12,150,878 and 12,115,130 public warrants issued and outstanding, respectively.

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

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2023	December 31, 2022
Fair value of each private warrant	$0.30	$0.04
Exercise price	$11.50	$11.50
Common stock price	$2.44	$0.67
Expected option term (in years)	3.7	3.9
Expected volatility	62.10%	72.10%
Risk-free rate of return	3.70%	4.10%
Expected annual dividend yield	—%	—%

As of March 31, 2023 and December 31, 2022, the private warrants have a fair value of $52 and $9 and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. A loss of $43 and $18 was recognized as a result of the change in fair value for the three months ended March 31, 2023 and March 31, 2022, respectively, and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of March 31, 2023 and December 31, 2022, there were 174,894 and 210,642 private warrants issued and outstanding, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note O—Equity-Based Compensation

Class B Unit Incentive Plan

In February 2021, the Company’s Parent, BBAI Ultimate Holdings, LLC (“Parent”), adopted a compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to directors, managers, officers, employees, consultants, advisors, and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based, and market-based conditions. The grant date fair value for the Incentive Units was $5.19 per unit.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2022	1,295,000
Forfeited	(40,000)
Unvested as of March 31, 2023	1,255,000
As of March 31, 2023, there was approximately $3,757 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 0.83 years.

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

During the three months ended March 31, 2023, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $1.84. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of the Stock Options as estimated on the grant date using the Black-Scholes OPM using the following assumptions:

Number of Stock Options granted	2,148,274
Price of common stock on the grant date	$1.93
Expected option term (in years)	5.8 to 6.2
Expected volatility(1)	96.8% to 97%
Risk-free rate of return	3.4%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$1.51 to $1.53
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—
Granted	2,148,274	1.84
Forfeited	(194,493)	4.04
Expired	(625)	9.99
Outstanding as of March 31, 2023	4,936,049	$2.39	9.60	$3,733

Vested and exercisable as of March 31, 2023	234,491	$6.43	7.91	$72

The Stock Options had $3,733 intrinsic value as of March 31, 2023. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, there was approximately $6,565 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.61 years.

Restricted Stock Units

During the three months ended March 31, 2023, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 6,836,324 RSUs to employees during the three months ended March 31, 2023. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 25% each quarter following the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,595,185	$2.35
Granted	6,836,324	2.01
Vested	(1,130,064)	3.08
Forfeited	(418,857)	4.77
Unvested as of March 31, 2023	12,882,588	$2.03

As of March 31, 2023, there was approximately $25,216 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 3.32 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee (“Discretionary PSUs”). During the three months ended March 31, 2023, the Company also granted 1,133,026 PSUs to employees under the Company’s Short-term Incentive Plan (“STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	287,500	$4.86
Granted	1,133,026	1.84
Forfeited	(112,500)	10.03
Unvested as of March 31, 2023	1,308,026	$1.80

As of March 31, 2023, it was not considered probable that the performance conditions of the Discretionary PSUs would be achieved. As a result, no equity-based compensation was recognized for the Discretionary PSUs during the three months ended March 31, 2023.

As of March 31, 2023, it was considered probable that the performance conditions of the STIP PSUs would be achieved. There was approximately $2,040 of unrecognized compensation costs related to the STIP PSUs, which is expected to be recognized over the remaining weighted average period of 0.98 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of March 31, 2023, 508,062 shares had been sold under the ESPP and the Company has withheld employee contributions of $510, which are presented on the consolidated balance sheets within other current liabilities.

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

ESPP grant date	December 1, 2022
Price of common stock on the grant date	$0.88
Expected term (in years)	0.50
Expected volatility(1)	110.0%
Risk-free rate of return	4.6%
Expected annual dividend yield	—%

Fair value of the award on the grant date	$0.40
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of March 31, 2023, there was approximately $126 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended March 31,
	2023	2022
Equity-based compensation expense in selling, general and administrative	$2,803	$3,071
Equity-based compensation expense in cost of revenues	874	700
Equity-based compensation expense in research and development	128	87
Total equity-based compensation expense	$3,805	$3,858
Note P—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2023	2022
Numerator:
Net loss	$(26,214)	$(18,825)
Denominator:
Weighted average shares outstanding—basic and diluted	138,548,599	131,882,556
Basic and diluted net loss per Share	$(0.19)	$(0.14)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, there were outstanding Stock Options to purchase 4,936,049 shares of common stock at a weighted-average exercise price of $2.39, outstanding private warrants and public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert to 13,888,889 shares of common stock at a price of $2.39 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 2,667,501 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 12,882,588 shares and 1,308,026 shares of common stock, respectively. Because of the net loss incurred during the three months ended March 31, 2023, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

As of March 31, 2022, there were outstanding Stock Options to purchase 893,986 shares of common stock at an exercise price of $8.57, outstanding private warrants and public warrants to convert to 366,533 shares and 11,959,939 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 17,931,304 shares of common stock at an initial conversion price of $11.50, and outstanding restricted stock units and performance stock units representing the right to receive 3,148,274 shares and 150,000 shares of common stock, respectively. Because of the net loss incurred during the three months ended March 31, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

Note Q—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended March 31,
	2023	2022
Time and materials	$27,159	$23,998
Firm fixed price	10,400	8,097
Cost-reimbursable	4,595	4,295
Total revenues	$42,154	$36,390

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended March 31, 2023
	Total	Percent of total revenues
Customer A	$6,763	16%
Customer B	4,668	11%
Customer C	8,883	21%
Customer D(1)	4,222	10%
All others	17,618	42%
Total revenues	$42,154	100%

	Three Months Ended March 31, 2022
	Total	Percent of total revenues
Customer A	$7,264	20%
Customer B	4,497	12%
Customer C	5,351	15%
Customer D(1)	950	3%
All others	18,328	50%
Total revenues	$36,390	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	March 31, 2023	December 31, 2022
Contract assets	$2,427	$1,312
Contract liabilities	$2,347	$2,022

The change in contract assets between December 31, 2022 and March 31, 2023 was primarily driven by services rendered for customers that are yet to be invoiced. The change in contract liability balances between December 31, 2022 and March 31, 2023 was primarily driven by customers that have been invoiced for which services are yet to be performed. Revenue recognized in the three months ended March 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $2,022.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended March 31,
	2023	2022
Net EAC Adjustments, before income taxes	$(1,266)	$20
Net EAC Adjustments, net of income taxes	$(1,000)	$16
Net EAC Adjustments, net of income taxes, per diluted share	$(0.01)	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of March 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $72 million. The Company expects to recognize approximately 96% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note R—Related Party Transactions

During the three months ended March 31, 2023 and 2022, respectively, the Company paid or accrued $295 and $586, as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $205 and $322, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Annual Report on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Quarterly Report on Form 10-Q. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, along with the primary factors that accounted for those changes. All amounts presented below are in thousands of U.S. dollars unless stated otherwise.

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

•Results of Operations: This section provides a discussion of our results of operations for the three months ended March 31, 2023 and March 31, 2022.

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

Business Overview

Our mission is to help deliver clarity for our clients as they face their most complex decisions. BigBear.ai’s artificial intelligence (“AI”)-powered decision intelligence solutions are leveraged in three primary markets—global supply chains & logistics, autonomous systems and cybersecurity. BigBear.ai’s customers, including federal defense and intelligence agencies, manufacturers, third party logistics providers, retailers, healthcare, and life sciences organizations, rely on BigBear.ai’s solutions to empower leaders to decide on the best possible course of action by creating order from complex data, identifying blind spots, and building predictive outcomes. We are a leading technology solutions organization, providing both software and services to our customers.

Recent Developments

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

The purchase price per share of each Private Placement Share and the associated Warrant was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000 before deducting the placement agent fees and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, including working capital.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the three months ended March 31, 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined it that it manages its operations as a single operating and reportable segment.

The single reportable segment is consistent with information used by the CODM to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports.

Russian Invasion of Ukraine

We are closely monitoring the impact of the Russian invasion of Ukraine and its impact on our business. For our government customers, their focus on addressing immediate needs in Ukraine has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While the conflict is still evolving and the outcome remains highly uncertain, we do not believe the Russian invasion will have a material impact on our business and results of operations. However, if the conflict continues or worsens, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Restructuring Charges

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

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

Net Increase (Decrease) in Fair Value of Derivatives

Net increase (decrease) in fair value of derivatives consists of fair value remeasurements of private warrants, PIPE warrants, and written put options.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our debt agreements.

Income Tax Expense

Income tax expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2023	2022
Revenues	$42,154	$36,390
Cost of revenues	31,941	26,523
Gross margin	10,213	9,867
Operating expenses:
Selling, general and administrative	20,362	22,020
Research and development	1,128	2,874
Restructuring charges	755	—
Transaction expenses	—	1,399
Operating loss	(12,032)	(16,426)
Net increase (decrease) in fair value of derivatives	10,567	(1,263)
Interest expense	3,556	3,555
Other expense	—	30
Loss before taxes	(26,155)	(18,748)
Income tax expense	59	77
Net loss	$(26,214)	$(18,825)

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenues	$42,154	$36,390	$5,764	15.8%

Revenues increased by $5,764 during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily as a result of new contract awards and increased volume of certain contracts with Army customers.

Cost of Revenues

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Cost of revenues	$31,928	$26,523	$5,405	20.4%
Cost of revenues as a percentage of revenues	76%	73%

Cost of revenues as a percentage of total revenues increased to 76% for the three months ended March 31, 2023 as compared to 73% for the three months ended March 31, 2022, primarily due to the cumulative impact of estimated cost increases on the GFIM Phase 2 contract.

SG&A

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
SG&A	$20,362	$22,020	$(1,658)	(7.5)%
SG&A as a percentage of revenues	48%	61%

SG&A expenses as a percentage of total revenues for the three months ended March 31, 2023 decreased to 48% as compared to 61% for the three months ended March 31, 2022, which was primarily driven by a reduction in non-recurring integration costs of $2,375, as well as capital market advisory fees of $703 and commercial start-up costs of $3,427 incurred during the three months ended March 31, 2022. No non-recurring integration costs, capital market advisory fees, or commercial start-up costs were incurred during the three months ended March 31, 2023. These decreases were partially offset by $1,508 of professional fees related to non-recurring strategic initiatives and a $750 bad debt reserve against receivables from Virgin Orbit, which announced it’s Chapter 11 bankruptcy filing in early April.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Research and development	$1,128	$2,874	$(1,746)	(60.8)%

Research and development expenses decreased by $1,746 during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease in research and development expenses was driven by decreased headcount as well as the timing of certain research and development projects.

Restructuring Charges

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Restructuring charges	$755	$—	$755	100.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Transaction expenses	$—	$1,399	$(1,399)	(100.0)%

Transaction expenses for the three months ended March 31, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Net Increase (Decrease) in Fair Value of Derivatives

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Net increase (decrease) in fair value of derivatives	$10,567	$(1,263)	$11,830	(936.7)%

The net increase in fair value of derivatives of $10,567 for the three months ended March 31, 2023 consists of fair value remeasurements of private warrants and PIPE warrants. The net decrease in fair value of derivatives of $1,263 for the three months ended March 31, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option was fully settled as of March 31, 2022.

Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Interest expense	$3,556	$3,555	$1	—%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Income Tax Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Income tax expense	$59	$77	$(18)	(23.4)%
Effective tax rate	(0.2)%	(0.4)%

The effective tax rate for the three months ended March 31, 2023 was relatively flat compared to the three months ended March 31, 2022. The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items,and the change in valuation allowance.

As of March 31, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax expense (benefit), depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase (decrease) in fair value of derivatives, restructuring charges, capital market advisory fees, non-recurring integration costs, commercial start-up costs, and transaction expenses. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended March 31,
	2023	2022
Net loss	$(26,214)	$(18,825)
Interest expense	3,556	3,555
Income tax expense	59	77
Depreciation and amortization	1,986	1,772
EBITDA	(20,613)	(13,421)
Adjustments:
Equity-based compensation	3,805	3,858
Employer payroll taxes related to equity-based compensation(1)	183	—
Net increase (decrease) in fair value of derivatives(2)	10,567	(1,263)
Restructuring charges(3)	755	—
Non-recurring strategic initiatives(4)	1,508	—
Non-recurring integration costs(5)	—	2,375
Capital market advisory fees(6)	—	703
Commercial start-up costs(7)	—	3,427
Transaction expenses(8)	—	1,399
Adjusted EBITDA	$(3,795)	$(2,922)

(1)	Includes employer payroll taxes due upon the vesting of restricted stock units granted to employees.
(2)	The increase in fair value of derivatives in the first quarter of 2023 primarily relates to changes in the fair value of the PIPE warrants that were issued during the first quarter of 2023. The decrease in fair value of derivatives during the first quarter of 2022 primarily relates to the Forward Share Purchase Agreements that were entered into prior to the closing of our business combination on December 7, 2021 (the “Business Combination”) and were fully settled during the first quarter of 2022.
(3)
In the first quarter of 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)	Non-recurring internal integration costs related to the Business Combination.
(6)	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
(7)	Commercial start-up costs include certain non-recurring expenses associated with tailoring the Company’s products for commercial customers and use cases.

(8)	The Company incurred transaction expenses related to the acquisition of ProModel Corporation, which closed on April 7, 2022.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(12,017)	$(7,529)
Capital expenditures, net	—	(359)
Free cash flow	$(12,017)	$(7,888)

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

The following table summarizes certain backlog information (in thousands):

	March 31, 2023	December 31, 2022
Funded	$52,235	$57,234
Unfunded	19,630	18,220
Priced, unexercised options	80,946	112,119
Unpriced, unexercised options	43,701	30,900
Total backlog	$196,512	$218,473

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

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	March 31, 2023	December 31, 2022
Available cash and cash equivalents	$21,827	$12,632
Available borrowings from our existing credit facilities	—	—
Total available liquidity	$21,827	$12,632

The following table summarizes our existing credit facilities:

	March 31, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,296	2,059
Total debt	201,296	202,059
Less: unamortized issuance costs	7,193	7,682
Total debt, net	194,103	194,377
Less: current portion	1,296	2,059
Long-term debt, net	$192,807	$192,318

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2023, the Company was in compliance with all covenants.

As of March 31, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $7.2 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the three months ended March 31, 2023, and is unable to draw on the Senior Revolver as of March 31, 2023.

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

As of March 31, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $186 were recorded on the balance sheet and are presented in Other non-current assets.

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	(12,017)	(7,529)
Net cash used in investing activities	—	(359)
Net cash provided by (used in) financing activities	21,212	(102,055)
Net increase (decrease) in cash and cash equivalents and restricted cash	9,195	(109,943)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$21,827	$59,978

Operating activities

For the three months ended March 31, 2023, net cash used in operating activities was $12,017. Net loss before deducting depreciation, amortization and other non-cash items was $8,447 and was further impacted by an unfavorable change in net working capital of $3,570 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $4,914 and increases in contract assets of $1,115 and accounts receivable of $3,469. These were partially offset by a decrease in prepaid expenses and other assets of $1,488 and an increase in accrued liabilities of $4,066.

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

Investing activities

There were no investing activities during the three months ended March 31, 2023.

For the three months ended March 31, 2022, net cash used in investing activities was $359, consisting of the purchase of property and equipment of $359.

Financing activities

For the three months ended March 31, 2023, net cash provided by financing activities was $21,212, primarily consisting of the net proceeds from the issuance of the Private Placement shares of $21,975, offset by the partial repayment of $763 related to the 2023 D&O Financing Loan.

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

Our critical accounting estimates have not changed materially from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 31, 2023 and subsequently amended on April 7, 2023.

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
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of March 31, 2023, the outstanding principal amount of our debt was $201.3 million, excluding unamortized discounts and issuance costs of $7.2 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to the existence of previously reported material weaknesses in internal control over financial reporting. The material weaknesses were identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management concluded that material weaknesses exist in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

Our Annual Report on Form 10-K did not include an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On January 19, 2023, the Company consummated the closing of the Private Placement, pursuant to the terms and conditions of the

Securities Purchase Agreement, and issued the Shares of the Company’s common stock and the Warrants to purchase shares of the Company’s common stock. The purchase price of each Share and associated Warrant was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25,000,000, before deducting the placement agent fees and other offering expenses payable by the Company. On January 30, 2023, the Company filed a registration statement on Form S-3 (Registration No. 333-269465) to register the securities issued in the Private Placement, which was subsequently declared effective by the SEC on February 13, 2023.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2023.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
4.1	Form of Common Stock Purchase Warrant.	8-K	1/19/2023	001-40031	4.1
10.1	Form of Securities Purchase Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser.	8-K	1/19/2023	001-40031	10.1
10.2	Form of Registration Rights Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser.	8-K	1/19/2023	001-40031	10.2
10.3	Third Amendment to Credit Agreement with Bank of America, N.A.,					X
10.4	Offer Letter, dated May 4, 2023, between BigBear.ai Holdings, Inc. and Norm Laudermilch	8-K	5/9/2023	001-40031	10.1
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

Date: May 15, 2023	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)