Form 10-Q
period 2023-06-30
BigBear.ai Holdings, Inc.
filed 2023-08-10
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 155,827,300 shares of our common stock, $0.0001 par value per share, outstanding as of August 4, 2023.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
June 30, 2023

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$29,923	$12,632
Accounts receivable, less allowance for doubtful accounts of $1,655 as of June 30, 2023 and $98 as of December 31, 2022	36,269	30,091
Contract assets	346	1,312
Prepaid expenses and other current assets	5,042	10,300
Total current assets	71,580	54,335
Non-current assets:
Property and equipment, net	1,199	1,433
Goodwill	48,683	48,683
Intangible assets, net	81,948	85,685
Right-of-use assets	4,341	4,638
Deferred tax assets	—	51
Other non-current assets	469	483
Total assets	$208,220	$195,308

Liabilities and stockholders deficit
Current liabilities:
Accounts payable	$7,298	$15,422
Short-term debt, including current portion of long-term debt	522	2,059
Accrued liabilities	15,630	13,366
Contract liabilities	2,000	2,022
Current portion of long-term lease liability	850	806
Derivative liabilities	44,126	—
Other current liabilities	1,355	2,085
Total current liabilities	71,781	35,760
Non-current liabilities:
Long-term debt, net	193,296	192,318
Long-term lease liability	4,714	5,092
Deferred tax liabilities	2	—
Other non-current liabilities	—	10
Total liabilities	269,793	233,180
Commitments and contingencies (Note L)
Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized and 155,452,774 shares issued and outstanding at June 30, 2023 and 127,022,363 at December 31, 2022	17	14
Additional paid-in capital	291,933	272,528
Treasury stock, at cost 9,952,803 shares at June 30, 2023 and December 31, 2022	(57,350)	(57,350)
Accumulated deficit	(296,173)	(253,064)
Total stockholders’ deficit	(61,573)	(37,872)
Total liabilities and stockholders’ deficit	$208,220	$195,308

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$38,459	$37,613	$80,613	$74,003
Cost of revenues	29,496	28,023	61,437	54,546
Gross margin	8,963	9,590	19,176	19,457
Operating expenses:
Selling, general and administrative	16,930	26,952	37,292	48,972
Research and development	2,225	2,535	3,353	5,409
Restructuring charges	25	—	780	—
Transaction expenses	—	186	—	1,585
Goodwill impairment	—	35,252	—	35,252
Operating loss	(10,217)	(55,335)	(22,249)	(71,761)
Interest expense	3,560	3,554	7,116	7,109
Net increase (decrease) in fair value of derivatives	3,121	(199)	13,688	(1,462)
Other (income) expense	—	(26)	—	4
Loss before taxes	(16,898)	(58,664)	(43,053)	(77,412)
Income tax (benefit) expense	(3)	(1,820)	56	(1,743)
Net loss	$(16,895)	$(56,844)	$(43,109)	$(75,669)

Basic net loss per share	$(0.12)	$(0.45)	$(0.30)	$(0.59)
Diluted net loss per share	$(0.12)	$(0.45)	$(0.30)	$(0.59)

Weighted-average shares outstanding:
Basic	145,469,043	126,223,903	142,027,938	129,037,598
Diluted	145,469,043	126,223,903	142,027,938	129,037,598

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited; in thousands, except share data)

	Three Months Ended June 30, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of March 31, 2023	141,823,207	$16	$282,573	$(57,350)	$(279,278)	$(54,039)
Net loss	—	—	—	—	(16,895)	(16,895)
Equity-based compensation expense	—	—	3,994	—	—	3,994
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	1,072,662	—	(1,398)	—	—	(1,398)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	—	—	—	—
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$(61,573)

	Three Months Ended June 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of March 31, 2022	125,613,424	$14	$257,602	$(57,350)	$(150,215)	$50,051
Net loss	—	—	—	—	(56,844)	(56,844)
Equity-based compensation expense	—	—	5,080	—	—	5,080
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
As of June 30, 2022	126,263,451	$14	$270,184	$(57,350)	$(207,059)	$5,789

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited; in thousands, except share data)

	Six Months Ended June 30, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(43,109)	(43,109)
Equity-based compensation expense	—	—	7,799	—	—	7,799
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	1,984,523	—	(2,237)	—	—	(2,237)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	—	—	—	—
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$(61,573)

	Six Months Ended June 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(75,669)	(75,669)
Equity-based compensation expense	—	—	8,938	—	—	8,938
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
As of June 30, 2022	126,263,451	$14	$270,184	$(57,350)	$(207,059)	$5,789

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(43,109)	$(75,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,965	3,726
Amortization of debt issuance costs	1,006	1,047
Equity-based compensation expense	7,799	8,938
Goodwill impairment	—	35,252
Non-cash lease expense	297	—
Provision for doubtful accounts	1,557	44
Deferred income tax expense (benefit)	53	(1,594)
Net increase (decrease) in fair value of derivatives	13,688	(1,462)
Loss on sale of property and equipment	8	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(7,735)	758
Decrease (increase) in contract assets	966	(226)
Decrease in prepaid expenses and other assets	5,244	535
(Decrease) increase in accounts payable	(8,124)	874
Increase (decrease) in accrued liabilities	660	(2,509)
Decrease in contract liabilities	(22)	(2,048)
(Decrease) increase in other liabilities	(1,066)	338
Net cash used in operating activities	(24,813)	(31,996)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(4,376)
Purchases of property and equipment	(2)	(508)
Net cash used in investing activities	(2)	(4,884)
Cash flows from financing activities:
Proceeds from issuance of Private Placement shares and Registered Direct Offering shares	50,000	—
Payment of Private Placement and Registered Direct Offering transaction costs	(5,225)	—
Repurchase of shares as a result of forward share purchase agreements	—	(100,896)
Repayment of short-term borrowings	(1,537)	(2,312)
Payments for taxes related to net share settlement of equity awards	(1,132)	(4)
Net cash provided by (used in) financing activities	42,106	(103,212)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,291	(140,092)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$29,923	$29,829

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$—	$7,501

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

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the first quarter of 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined it that it manages its operations as a single operating and reportable segment.

The single reportable segment is consistent with information used by the CODM to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports.

Accounts Receivable

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's accounts receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance is effective for the years beginning after December 15, 2022, including interim periods. The Company prospectively adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact to the Company’s consolidated financial statements or related disclosures.

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

During the first quarter of 2023, the Company further refined its organizational structure to align with the change in its reportable and operating segments, resulting in additional employee separation costs of $780, net of tax benefits. The Company had completed this restructuring action as of March 31, 2023. A liability reflecting unpaid employee separation costs of $349 is presented on the consolidated balance sheets within other current liabilities as of June 30, 2023.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in restructuring charges for the six months ended June 30, 2023:

As of December 31, 2022	$1,535
Additions	780
Settlements	(1,966)
As of June 30, 2023	$349

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

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the six-month period ended June 30, 2022 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

Six Months Ended June 30, 2022
Net revenue	$75,248
Net loss	(75,669)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the business combination had taken place as of January 1, 2021, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

Note E—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities, and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note O—Warrants for information on the Level 3 inputs used to value the private warrants and PIPE warrants.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		June 30, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
PIPE warrants	Derivative liabilities	$—	$—	$26,667	$26,667
RDO warrants	Derivative liabilities	—	—	17,417	17,417
Private warrants	Derivative liabilities	—	—	42	42
		December 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$9	$9

The changes in the fair value of the Level 3 liabilities are as follows:

	PIPE warrants	RDO warrants	Private warrants
December 31, 2022	$—	$—	$9
Additions	14,893	15,536	—
Changes in fair value	11,774	1,881	33
Settlements	—	—	—
June 30, 2023	$26,667	$17,417	$42

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note F—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	June 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(9,568)	$65,032	20
Technology	26,200	(9,284)	16,916	7
Total	$100,800	$(18,852)	$81,948

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(7,702)	$66,898	20
Technology	26,200	(7,413)	18,787	7
Total	$100,800	$(15,115)	$85,685

The table below presents the amortization expense related to intangible assets for the following periods:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Amortization expense related to intangible assets	$1,868	0	$1,820	$3,737	$3,490

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of June 30, 2023:

Remainder of 2023	$3,736
2024	7,473
2025	7,473
2026	7,473
2027	6,912
Thereafter	48,881
Total estimated amortization expense	$81,948

Note G—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,484	$3,205
Prepaid expenses	1,679	1,663
Prepaid taxes	1,816	1,827
Pre-contract costs(1)	63	3,605
Total prepaid expenses and other current assets	$5,042	$10,300
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

Note H—Accrued Liabilities
The table below presents details on accrued liabilities:

	June 30, 2023	December 31, 2022
Payroll accruals	$13,295	$11,319
Accrued interest	564	567
Other accrued expenses	1,771	1,480
Total accrued liabilities	$15,630	$13,366

Note I—Debt

The table below presents the Company’s debt balances:

	June 30, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	522	2,059
Total debt	200,522	202,059
Less: unamortized issuance costs	6,704	7,682
Total debt, net	193,818	194,377
Less: current portion	522	2,059
Long-term debt, net	$193,296	$192,318

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2023, the Company was in compliance with all covenants.

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

During the three and six months ended June 30, 2023, Convertible Notes with a principal of $1,000 and $2,000 were exercised for 94 and 188 shares of the Company’s common stock, respectively. As of June 30, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $6.7 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the six months ended June 30, 2023, and is unable to draw on the Senior Revolver as of June 30, 2023.

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

As of June 30, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $168 as of June 30, 2023, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

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

The following table presents supplemental information related to leases at June 30, 2023:

Weighted average remaining lease term	5.07
Weighted average discount rate	10.55%

The table below presents the rent expense under all leases for the following periods:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Rent expense	$371	$748

Rent expense for the three months ended June 30, 2023 includes $31 of short-term lease costs and $49 of variable lease costs. Rent expense for the six months ended June 30, 2023 includes $94 of short-term lease costs and $71 of variable lease costs. The Company subleases certain leases. As of June 30, 2023, the Company has subleased four of its real estate leases and recognized $52 and $91 of sublease income on the consolidated statements of operations during the three and six months ended June 30, 2023, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$691

As of June 30, 2023, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2023	$761
2024	1,261
2025	1,207
2026	1,138
2027	531
Thereafter	3,625
Total future minimum lease payments	$8,523
Less amounts related to imputed interest	(2,959)
Present value of future minimum lease payments	5,564
Less current portion of long-term lease liability	850
Long-term lease liability	$4,714

Note K—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate	—%	3.1%	(0.1)%	2.3%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three and six month periods ended June 30, 2023 and June 30, 2022. The effective tax rate for the three and six month periods ended June 30, 2023 and

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

June 30, 2022 differ from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance, including a change in valuation allowance resulting from the ProModel Corporation acquisition during the three and six months ended June 30, 2022.

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

During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1,281 was presented in net increase (decrease) in fair value of derivatives on the consolidated statement of operations during the first quarter of 2022. The intrinsic value of the Written Put Option upon settlement was $43,546 and was recognized directly in equity during the first quarter of 2022.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note N—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	June 30, 2023	December 31, 2022
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	155,452,774	127,022,363

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	June 30, 2023	December 31, 2022
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note O—Warrants

Registered Direct Offering Warrants

On June 13, 2023, the Company consummated the closing of a registered direct offering pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value (“Common Stock”) and accompanying common warrants (“RDO warrants”). Each share of Common Stock is accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants are initially exercisable for up to 8,886,255 shares of Common Stock at a combined purchase price of $2.11 per share of Common Stock and accompanying common warrant. The RDO warrants will become exercisable six months after issuance and have a five-year term.

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2023	June 13, 2023
Value of each RDO warrant	$1.96	$1.96
Exercise price	$2.32	$2.32
Common stock price	$2.35	$2.30
Expected option term (years)	5.5	5.5
Expected volatility	113.20%	118.60%
Risk-free rate of return	4.10%	4.00%
Expected annual dividend yield	—%	—%

As of June 30, 2023, the RDO warrants have a fair value of $17,417 and are presented on the consolidated balance sheets within derivative liabilities. A loss of $1,881, which includes transaction costs associated with the issuance of the RDO warrants, was recognized for the three and six months ended June 30, 2023, respectively, and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2023, there were 8,886,255 RDO warrants issued and outstanding.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2023	January 19, 2023
Value of each PIPE warrant	$1.92	$1.22
Exercise price	$2.39	$2.39
Common stock price	$2.35	$1.87
Expected option term (years)	5.1	5.5
Expected volatility	113.20%	82.10%
Risk-free rate of return	4.10%	3.40%
Expected annual dividend yield	—%	—%

As of June 30, 2023, the PIPE warrants have a fair value of $26,667 and are presented on the consolidated balance sheets within derivative liabilities. A loss of $1,250 and $11,774 were recognized as a result of the change in fair value for the three and six months ended June 30, 2023, respectively, and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2023, there were 13,888,889 PIPE warrants issued and outstanding.

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

As of June 30, 2023 and December 31, 2022, there were 12,150,878 and 12,115,130 public warrants issued and outstanding, respectively.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2023	December 31, 2022
Fair value of each private warrant	$0.24	$0.04
Exercise price	$11.50	$11.50
Common stock price	$2.35	$0.67
Expected option term (in years)	3.4	3.9
Expected volatility	61.40%	72.10%
Risk-free rate of return	4.40%	4.10%
Expected annual dividend yield	—%	—%

As of June 30, 2023 and December 31, 2022, the private warrants have a fair value of $42 and $9 and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the three and six months ended June 30, 2023 and June 30, 2022, respectively, and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30, 2023
	2023	2022	2023	2022
(Gain) loss on change in fair value of private warrants	$(10)	$(199)	$33	$(181)

As of June 30, 2023 and December 31, 2022, there were 174,894 and 210,642 private warrants issued and outstanding, respectively.

Note P—Equity-Based Compensation

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

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2022	1,295,000
Forfeited	(120,000)
Unvested as of June 30, 2023	1,175,000
As of June 30, 2023, there was approximately $2,456 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 0.58 years.

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

During the six months ended June 30, 2023, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $2.00. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of the Stock Options granted during the six months ended June 30, 2023 using the Black-Scholes OPM and the following assumptions:

Number of Stock Options granted	2,627,325
Price of common stock on the grant date	$1.93 to $2.74
Expected option term (in years)	5.8 to 6.2
Expected volatility(1)	96.8% to 118%
Risk-free rate of return	3.3% to 3.9%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$1.51 to $2.29
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—
Granted	2,627,325	2.00
Forfeited	(523,415)	2.56
Expired	(31,504)	8.32
Outstanding as of June 30, 2023	5,055,299	$2.42	9.44	$3,108

Vested and exercisable as of June 30, 2023	251,275	$6.05	8.83	$67

The Stock Options had $3,108 intrinsic value as of June 30, 2023. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of June 30, 2023, there was approximately $6,605 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.54 years.

Restricted Stock Units

During the six months ended June 30, 2023, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 7,206,201 RSUs to employees during the six months ended June 30, 2023. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 25% each quarter following the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,595,185	$2.35
Granted	7,206,201	2.05
Vested	(3,014,846)	1.77
Forfeited	(1,026,518)	3.36
Unvested as of June 30, 2023	10,760,022	$2.22

As of June 30, 2023, there was approximately $22,658 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 3.11 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee (“Discretionary PSUs”). During the six months ended June 30, 2023, the Company granted 182,482 Discretionary PSUs. The Company also granted 1,251,636 PSUs to employees under the Company’s Short-term Incentive Plan (“STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	287,500	$4.86
Granted	1,434,118	2.01
Forfeited	(186,757)	6.76
Unvested as of June 30, 2023	1,534,861	$1.96

As of June 30, 2023, it was not considered probable that the performance conditions of the Discretionary PSUs would be achieved. As a result, no equity-based compensation was recognized for the Discretionary PSUs during the six months ended June 30, 2023.

As of June 30, 2023, it was considered probable that the performance conditions of the STIP PSUs would be achieved. There was approximately $780 of unrecognized compensation costs related to the STIP PSUs, which is expected to be recognized over the remaining weighted average period of 0.73 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of June 30, 2023, 1,216,532 shares had been sold under the ESPP and the Company has withheld employee contributions of $661, which are presented on the consolidated balance sheets within other current liabilities.

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

ESPP grant date	June 1, 2023	December 1, 2022
Price of common stock on the grant date	$2.09	$0.88
Expected term (in years)	0.50	0.50
Expected volatility(1)	162.2%	110.0%
Risk-free rate of return	5.4%	4.6%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$1.23	$0.40

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of June 30, 2023, there was approximately $760 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.42 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Equity-based compensation expense in selling, general and administrative	$2,319	$3,928	$5,122	$6,999
Equity-based compensation expense in cost of revenues	1,442	1,009	2,316	1,709
Equity-based compensation expense in research and development	233	143	361	230
Total equity-based compensation expense	$3,994	$5,080	$7,799	$8,938
Note Q—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per share	2023	2022	2023	2022
Numerator:
Net loss	$(16,895)	$(56,844)	$(43,109)	$(75,669)
Denominator:
Weighted average shares outstanding—basic and diluted	145,469,043	126,223,903	142,027,938	129,037,598
Basic and diluted net loss per Share	$(0.12)	$(0.45)	$(0.30)	$(0.59)

As of June 30, 2023, there were outstanding Stock Options to purchase 5,055,299 shares of common stock at a weighted-average exercise price of $2.42, outstanding private warrants and public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert to 13,888,889 shares of common stock at a price of $2.39 per share, outstanding RDO warrants to convert to 8,886,255 shares of common stock at a price of $2.32 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 1,062,602 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 10,760,022 shares and 1,534,861 shares of common stock, respectively. Because of the net loss incurred during the three and six months ended June 30, 2023, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

As of June 30, 2022, there were outstanding Stock Options to purchase 957,569 shares of common stock at a weighted-average exercise price of $8.18, outstanding private warrants and public warrants to convert to 319,893 shares and 12,005,879 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at an initial conversion price of $10.61, ESPP contributions for the option to acquire 477,280 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 3,035,461 shares and 150,000 shares of common stock, respectively. Because of the net loss incurred during the three and six months ended June 30, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note R—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Time and materials	$21,122	$26,659	$48,281	$50,657
Firm fixed price	12,577	6,855	22,977	14,952
Cost-reimbursable	4,760	4,099	9,355	8,394
Total revenues	$38,459	$37,613	$80,613	$74,003

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$980	$43	$98	$43
Additions	675	44	1,557	44
Write-offs	—	—	—	—
Ending balance	$1,655	$87	$1,655	$87

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$7,360	19%	$16,243	20%
Customer B	5,027	13%	11,790	15%
Customer C	5,856	15%	10,524	13%
Customer D(1)	5,004	13%	9,226	11%
All others	15,212	40%	32,830	41%
Total revenues	$38,459	100%	$80,613	100%

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$7,577	20%	$12,928	17%
Customer B	7,326	19%	14,590	20%
Customer C	4,405	12%	8,902	12%
Customer D(1)	556	1%	1,506	2%
All others	17,749	48%	36,077	49%
Total revenues	$37,613	100%	$74,003	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	June 30, 2023	December 31, 2022
Contract assets	$346	$1,312
Contract liabilities	$2,000	$2,022

The change in contract assets between December 31, 2022 and June 30, 2023 was primarily driven by an increase in invoices issued to customers for services rendered. The change in contract liability balances between December 31, 2022 and June 30, 2023 was primarily driven by an increase in services rendered to customers that were previously invoiced. Revenue recognized in the six months ended June 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $2,022.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net EAC Adjustments, before income taxes	$(1,631)	$(654)	$365	$(634)
Net EAC Adjustments, net of income taxes	$(1,288)	$(517)	$288	$(501)
Net EAC Adjustments, net of income taxes, per diluted share	$(0.01)	$—	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $77 million. The Company expects to recognize approximately 99% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note S—Related Party Transactions

During the three and six months ended June 30, 2023, respectively, the Company paid or accrued $298 and $593 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $208 and $413, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the three and six months ended June 30, 2022, respectively, the Company paid or accrued $589 and $1,175 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $325 and $647, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and six months ended June 30, 2023 and June 30, 2022.

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

Recent Developments

Registered Direct Offering

On June 13, 2023, the Company consummated the closing of a registered direct offering (the “Offering”) pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value (“Common Stock”) and accompanying common warrants (“RDO warrants”). Each share of Common Stock is accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants are initially exercisable for up to 8,886,255 shares of Common Stock at a combined purchase price of $2.11 per share of Common Stock and accompanying common warrant. The RDO warrants will become exercisable six months after issuance and have a five-year term. The aggregate gross proceeds to the Company were approximately $25 million before deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the Offering primarily for general corporate purposes.

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

Net Increase (Decrease) in Fair Value of Derivatives

Net increase (decrease) in fair value of derivatives consists of fair value remeasurements of private warrants, PIPE warrants, RDO warrants, and written put options.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our debt agreements.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$38,459	$37,613	$80,613	$74,003
Cost of revenues	29,496	28,023	61,437	54,546
Gross margin	8,963	9,590	19,176	19,457
Operating expenses:
Selling, general and administrative	16,930	26,952	37,292	48,972
Research and development	2,225	2,535	3,353	5,409
Restructuring charges	25	—	780	—
Transaction expenses	—	186	—	1,585
Goodwill impairment	—	35,252	—	35,252
Operating loss	(10,217)	(55,335)	(22,249)	(71,761)
Net increase (decrease) in fair value of derivatives	3,121	(199)	13,688	(1,462)
Interest expense	3,560	3,554	7,116	7,109
Other (income) expense	—	(26)	—	4
Loss before taxes	(16,898)	(58,664)	(43,053)	(77,412)
Income tax (benefit) expense	(3)	(1,820)	56	(1,743)
Net loss	$(16,895)	$(56,844)	$(43,109)	$(75,669)

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues	$38,459	$37,613	$846	2.2%

Revenues increased by $846 during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily as a result of new contract awards and increased volume of certain contracts with Army customers, partially offset by decreased revenue from Virgin Orbit as a result of the company’s bankruptcy announcement in the second quarter of 2023.

Cost of Revenues

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Cost of revenues	$29,496	$28,023	$1,473	5.3%
Cost of revenues as a percentage of revenues	77%	75%

Cost of revenues as a percentage of total revenues increased to 77% for the three months ended June 30, 2023 as compared to 75% for the three months ended June 30, 2022, primarily due to decreased gross margin from Virgin Orbit as a result of the company’s bankruptcy announcement in the second quarter of 2023.

SG&A

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
SG&A	$16,930	$26,952	$(10,022)	(37.2)%
SG&A as a percentage of revenues	44%	72%

SG&A expenses as a percentage of total revenues for the three months ended June 30, 2023 decreased to 44% as compared to 72% for the three months ended June 30, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring plans, as well as a reduction in non-recurring integration costs of $4,399, capital market advisory fees of $38, and commercial start-up costs of $3,063 incurred during the three months ended June 30, 2022. No non-recurring integration costs, capital market advisory fees, or commercial start-up costs were incurred during the three months ended June 30, 2023. These decreases were partially offset by $813 of professional fees related to non-recurring strategic initiatives and a $675 bad debt reserve against receivables from Virgin Orbit, which announced its Chapter 11 bankruptcy filing in early April.

Research and Development

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Research and development	$2,225	$2,535	$(310)	(12.2)%

Research and development expenses decreased by $310 during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The decrease in research and development expenses was driven by decreased headcount as well as the timing of certain research and development projects.

Restructuring Charges

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Restructuring charges	$25	$—	$25	100.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Transaction expenses	$—	$186	$(186)	(100.0)%

Transaction expenses for the three months ended June 30, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Net Increase (Decrease) in Fair Value of Derivatives

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Net increase (decrease) in fair value of derivatives	$3,121	$(199)	$3,320	(1668.3)%

The net increase in fair value of derivatives of $3,121 for the three months ended June 30, 2023 consists of fair value remeasurements of private warrants, PIPE warrants, and RDO warrants. The net decrease in fair value of derivatives of $199 for the three months ended June 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option was fully settled as of March 31, 2022.

Interest Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Interest expense	$3,560	$3,554	$6	0.2%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our

Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Income Tax (Benefit) Expense

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Income tax (benefit) expense	$(3)	$(1,820)	$1,817	(99.8)%
Effective tax rate	—%	3.1%

The decrease in the effective tax rate for the three months ended June 30, 2023 from the three months ended June 30, 2022 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances during the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 and June 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of June 30, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

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

The Company does not believe the Inflation Reduction Act will have a significant effect on its consolidated financial statements.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenues

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues	$80,613	$74,003	$6,610	8.9%

Revenues increased by $6,610 during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily as a result of new contract awards and increased volume of certain contracts with Army customers and increased volume for certain IT procurement contracts. The increases were partially offset by decreased revenue from the wind-down of certain Air Force contracts as well as decreased volume from Virgin Orbit as a result of the company’s bankruptcy announcement in the second quarter of 2023.

Cost of Revenues

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Cost of revenues	$61,437	$54,546	$6,891	12.6%
Cost of revenues as a percentage of revenues	76%	74%

Cost of revenues as a percentage of total revenues increased to 76% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The increase in cost of revenues as a percentage of total revenues is primarily due to decreased gross margin from Virgin Orbit as a result of the company’s bankruptcy announcement in the second quarter of 2023 as well as higher volume from lower margin IT procurement contracts.

SG&A

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
SG&A	$37,292	$48,972	$(11,680)	(23.9)%
SG&A as a percentage of revenues	46%	66%

SG&A expenses as a percentage of total revenues for the six months ended June 30, 2023 decreased to 46% as compared to 66% for the six months ended June 30, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring plans, as well as reduction in non-recurring integration costs of $4,399, capital market advisory fees of $741, and commercial start-up costs of $6,490 incurred during the six months ended June 30, 2022. No non-recurring integration costs, capital market advisory fees, or commercial start-up costs were incurred during the six months ended June 30, 2023. These decreases were partially offset by $2,321 of professional fees related to non-recurring strategic initiatives and a $1,425 bad debt reserve against receivables from Virgin Orbit, which announced its Chapter 11 bankruptcy filing in early April.

Research and Development

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Research and development	$3,353	$5,409	$(2,056)	(38.0)%

Research and development expenses decreased by $2,056 during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in research and development expenses was driven by decreased headcount as well as the timing of certain research and development projects.

Restructuring Charges

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Restructuring charges	$780	$—	$780	100.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Transaction expenses	$—	$1,585	$(1,585)	(100.0)%

Transaction expenses for the six months ended June 30, 2022 consist of acquisition costs and other related expenses incurred in acquiring ProModel Corporation.

Goodwill Impairment

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Goodwill impairment	$—	$35,252	$(35,252)	(100.0)%

Goodwill impairment for six months ended June 30, 2022 consists a $35,252 non-cash impairment of the goodwill in the previously reported Cyber & Engineering reportable segment.

Net Increase (Decrease) in Fair Value of Derivatives

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Net increase (decrease) in fair value of derivatives	$13,688	$(1,462)	$15,150	(1036.3)%

The net increased in fair value of derivatives of $13,688 for six months ended June 30, 2023 consists of fair value remeasurements of private warrants, PIPE warrants, and Registered Direct Offering warrants. The net decrease in fair value of derivatives of

$1,462 for the six months ended June 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option was fully settled as of March 31, 2022.

Interest Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Interest expense	$7,116	$7,109	$7	0.1%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Income Tax (Benefit) Expense

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
Income tax (benefit) expense	$56	$(1,743)	$1,799	(103.2)%
Effective tax rate	(0.1)%	2.3%

The decrease in the effective tax rate for the six months ended June 30, 2023 from six months ended June 30, 2022 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances during the three months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of June 30, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

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

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(16,895)	$(56,844)	$(43,109)	$(75,669)
Interest expense	3,560	3,554	7,116	7,109
Income tax (benefit) expense	(3)	(1,820)	56	(1,743)
Depreciation and amortization	1,979	1,954	3,965	3,726
EBITDA	(11,359)	(53,156)	(31,972)	(66,577)
Adjustments:
Equity-based compensation	3,994	5,080	7,799	8,938
Employer payroll taxes related to equity-based compensation(1)	174	—	357	—
Net increase (decrease) in fair value of derivatives(2)	3,121	(199)	13,688	(1,462)
Restructuring charges(3)	25	—	780	—
Non-recurring strategic initiatives(4)	813	—	2,321	—
Non-recurring integration costs(5)	—	2,024	—	4,399
Capital market advisory fees(6)	—	38	—	741
Commercial start-up costs(7)	—	3,063	—	6,490
Transaction expenses(8)	—	186	—	1,585
Goodwill impairment(9)	—	35,252	—	35,252
Adjusted EBITDA	$(3,232)	$(7,712)	$(7,027)	$(10,634)

(1)	Includes employer payroll taxes due upon the vesting of restricted stock units granted to employees.
(2)	The increase in fair value of derivatives during the three and six months ended June 30, 2023 primarily relates to changes in the fair value of PIPE warrants issued during the first and second quarters of 2023. The decrease in fair value of derivatives during the three and six months ended June 30, 2022 primarily relates to the Forward Share Purchase Agreements that were entered into prior to the closing of our business combination on December 7, 2021 (the “Business Combination”) and were fully settled during the first quarter of 2022, as well as the change in the fair value of private warrants.
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
(9)
During the second quarter of 2022, the Company recognized a non-cash goodwill impairment charge related to the previously reported Cyber & Engineering business segment. During the first quarter of 2023, the Company reevaluated its operating and reportable segments following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined it that it manages its operations as a single operating and reportable segment.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(24,813)	$(31,996)
Capital expenditures, net	(2)	(508)
Free cash flow	$(24,815)	$(32,504)

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

The following table summarizes certain backlog information (in thousands):

	June 30, 2023	December 31, 2022
Funded	$61,073	$57,234
Unfunded	15,987	18,220
Priced, unexercised options	93,477	112,119
Unpriced, unexercised options	35,020	30,900
Total backlog	$205,557	$218,473

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

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	June 30, 2023	December 31, 2022
Available cash and cash equivalents	$29,923	$12,632
Available borrowings from our existing credit facilities	—	—
Total available liquidity	$29,923	$12,632

The following table summarizes our existing credit facilities:

	June 30, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	522	2,059
Total debt	200,522	202,059
Less: unamortized issuance costs	6,704	7,682
Total debt, net	193,818	194,377
Less: current portion	522	2,059
Long-term debt, net	$193,296	$192,318

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2023, the Company was in compliance with all covenants.

As of June 30, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $6.7 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the six months ended June 30, 2023, and is unable to draw on the Senior Revolver as of June 30, 2023.

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

As of June 30, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $168 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note I—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	(24,813)	(31,996)
Net cash used in investing activities	(2)	(4,884)
Net cash provided by (used in) financing activities	42,106	(103,212)
Net increase (decrease) in cash and cash equivalents and restricted cash	17,291	(140,092)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$29,923	$29,829

Operating activities

For the six months ended June 30, 2023, net cash used in operating activities was $24,813. Net loss before deducting depreciation, amortization and other non-cash items was $14,736 and was further impacted by an unfavorable change in net working capital of $10,077 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $8,124 and increases in other liabilities of $1,066 and accounts receivable of $7,735. These were partially offset by a decrease in prepaid expenses and other assets of $5,244, a decrease in contract assets of $966, and an increase in accrued liabilities of $660.

For the six months ended June 30, 2022, net cash used in operating activities was $31,996. Net loss before deducting depreciation, amortization and other non-cash items was $29,718 and was further impacted by an unfavorable change in net working capital of $2,278 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accrued liabilities of $2,509 and a decrease in contract liabilities of $2,048. These decreases were partially offset by an increase in accounts receivable of $758, an increase in accounts payable of $874, and an increase in prepaid and other current assets of $535.

Investing activities

For the six months ended June 30, 2023, net cash used in investing activities was $2, consisting of the purchase of property and equipment.

For the six months ended June 30, 2022, net cash used in investing activities was $4,884, consisting of the net cash used to acquire ProModel Corporation of $4,376 and purchase of property and equipment of $508.

Financing activities

For the six months ended June 30, 2023, net cash provided by financing activities was $42,106, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50,000, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5,225, the payment of taxes related to net share settlement of equity awards $1,132, and partial repayment of $1,537 related to the 2023 D&O Financing Loan.

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
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of June 30, 2023, the outstanding principal amount of our debt was $200.5 million, excluding unamortized discounts and issuance costs of $6.7 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to the existence of previously reported material weaknesses in internal control over financial reporting. The material weaknesses were identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the six months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended June 30, 2023.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of June 8, 2023, by and between BigBear.ai Holdings, Inc. and Cowen and Company, LLC, as representative of the several underwriters named therein.	8-K	6/12/2023	001-40031	1.1
4.1	Form of warrant (June 2023).	8-K	6/12/2023	001-40031	4.1
10.1	Offer Letter, dated May 4, 2023, between BigBear.ai Holdings, Inc. and Norm Laudermilch	8-K	5/9/2023	001-40031	10.1
10.2
First Amendment to the Amended and Restated Investor Rights Agreement dated as of July 20. 2023 by and among BigBear.ai Holdings, Inc., AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International Inc., William Blair & Company, L.L.C. and BMO Capital Markets Corp.
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

Date: August 10, 2023	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)