Form 10-Q
period 2023-09-30
BigBear.ai Holdings, Inc.
filed 2023-11-09
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 156,815,819 shares of our common stock, $0.0001 par value per share, outstanding as of November 3, 2023.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
September 30, 2023

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements
BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,184	$12,632
Accounts receivable, less allowance for doubtful accounts of $1,705 as of September 30, 2023 and $98 as of December 31, 2022	29,030	30,091
Contract assets	452	1,312
Prepaid expenses and other current assets	4,104	10,300
Total current assets	65,770	54,335
Non-current assets:
Property and equipment, net	1,095	1,433
Goodwill	48,683	48,683
Intangible assets, net	82,823	85,685
Right-of-use assets	4,188	4,638
Deferred tax assets	—	51
Other non-current assets	452	483
Total assets	$203,011	$195,308

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,076	$15,422
Short-term debt, including current portion of long-term debt	—	2,059
Accrued liabilities	15,460	13,366
Contract liabilities	2,320	2,022
Current portion of long-term lease liability	803	806
Derivative liabilities	28,467	—
Other current liabilities	871	2,085
Total current liabilities	56,997	35,760
Non-current liabilities:
Long-term debt, net	193,784	192,318
Long-term lease liability	4,517	5,092
Deferred tax liabilities	2	—
Other non-current liabilities	—	10
Total liabilities	255,300	233,180
Commitments and contingencies (Note L)
Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized and 156,053,939 shares issued and outstanding at September 30, 2023 and 127,022,363 at December 31, 2022	17	14
Additional paid-in capital	297,218	272,528
Treasury stock, at cost 9,952,803 shares at September 30, 2023 and December 31, 2022	(57,350)	(57,350)
Accumulated deficit	(292,174)	(253,064)
Total stockholders’ deficit	(52,289)	(37,872)
Total liabilities and stockholders’ deficit	$203,011	$195,308

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$33,988	$40,651	$114,601	$114,654
Cost of revenues	25,579	28,900	87,016	83,446
Gross margin	8,409	11,751	27,585	31,208
Operating expenses:
Selling, general and administrative	15,533	20,233	52,825	69,205
Research and development	(349)	1,785	3,004	7,194
Restructuring charges	—	1,562	780	1,562
Transaction expenses	1,437	566	1,437	2,151
Goodwill impairment	—	—	—	35,252
Operating loss	(8,212)	(12,395)	(30,461)	(84,156)
Interest expense	3,540	3,557	10,656	10,666
Net decrease in fair value of derivatives	(15,659)	(102)	(1,971)	(1,564)
Other (income) expense	(87)	8	(87)	12
Income (loss) before taxes	3,994	(15,858)	(39,059)	(93,270)
Income tax (benefit) expense	(5)	252	51	(1,491)
Net income (loss)	$3,999	$(16,110)	$(39,110)	$(91,779)

Basic net income (loss) per share	$0.03	$(0.13)	$(0.27)	$(0.72)
Diluted net income (loss) per share	$0.03	$(0.13)	$(0.27)	$(0.72)

Weighted-average shares outstanding:
Basic	155,830,775	126,270,282	146,679,444	128,103,625
Diluted	157,894,001	126,270,282	146,679,444	128,103,625

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited; in thousands, except share data)

	Three Months Ended September 30, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$(61,573)
Net income	—	—	—	—	3,999	3,999
Equity-based compensation expense	—	—	4,793	—	—	4,793
Issuance of shares for equity-based compensation awards, net	601,165	—	(39)	—	—	(39)
Issuance of shares purchased under ESPP	—	—	531	—	—	531
As of September 30, 2023	156,053,939	$17	$297,218	$(57,350)	$(292,174)	$(52,289)

	Three Months Ended September 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity (deficit)
As of June 30, 2022	126,263,451	$14	$270,184	$(57,350)	$(207,059)	$5,789
Net loss	—	—	—	—	(16,110)	(16,110)
Equity-based compensation expense	—	—	2,222	—	—	2,222
Issuance of shares vested for RSUs	9,764	—	—	—	—	—
As of September 30, 2022	126,273,215	$14	$272,406	$(57,350)	$(223,169)	$(8,099)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(unaudited; in thousands, except share data)

	Nine Months Ended September 30, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(39,110)	(39,110)
Equity-based compensation expense	—	—	12,592	—	—	12,592
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	2,585,688	—	(2,276)	—	—	(2,276)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	531	—	—	531
As of September 30, 2023	156,053,939	$17	$297,218	$(57,350)	$(292,174)	$(52,289)

	Nine Months Ended September 30, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity (deficit)
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(91,779)	(91,779)
Equity-based compensation expense	—	—	11,160	—	—	11,160
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
Issuance of shares vested for RSUs	9,764	—	—	—	—	—
As of September 30, 2022	126,273,215	$14	$272,406	$(57,350)	$(223,169)	$(8,099)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,110)	$(91,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,936	5,764
Amortization of debt issuance costs	1,512	1,570
Equity-based compensation expense	12,592	11,160
Goodwill impairment	—	35,252
Non-cash lease expense	450	—
Provision for doubtful accounts	1,607	55
Deferred income tax expense (benefit)	53	(1,450)
Net decrease in fair value of derivatives	(1,971)	(1,564)
Loss on sale of property and equipment	10	—
Changes in assets and liabilities:
Increase in accounts receivable	(546)	(2,359)
Decrease (increase) in contract assets	860	(297)
Decrease in prepaid expenses and other assets	6,181	3,549
(Decrease) increase in accounts payable	(6,346)	1,946
Increase (decrease) in accrued liabilities	2,035	(993)
Increase (decrease) in contract liabilities	298	(1,004)
(Decrease) increase in other liabilities	(1,794)	1,760
Net cash used in operating activities	(18,233)	(38,390)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(4,465)
Purchases of property and equipment	(2)	(736)
Capitalized software development costs	(2,744)	—
Net cash used in investing activities	(2,746)	(5,201)
Cash flows from financing activities:
Proceeds from issuance of Private Placement shares and Registered Direct Offering shares	50,000	—
Payment of Private Placement and Registered Direct Offering transaction costs	(5,724)	—
Repurchase of shares as a result of forward purchase agreements	—	(100,896)
Repayment of short-term borrowings	(2,059)	(3,464)
Issuance of common stock upon ESPP purchase	531	—
Payments for taxes related to net share settlement of equity awards	(2,217)	(15)
Net cash provided by (used in) financing activities	40,531	(104,375)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,552	(147,966)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$32,184	$21,955

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$—	$7,501

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

Accounts Receivable

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

Capitalization of Software Costs

Software development costs incurred in the development of software to be sold, leased, or otherwise marketed, incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software, are capitalized when they are expected to become significant. Such costs are amortized over the estimated useful life of the applicable software once it is made generally available to our customers.

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the three and nine months ended September 30, 2023 and 2022, we have recognized no impairments of capitalized software costs.

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

During the first quarter of 2023, the Company further refined its organizational structure to align with the change in its reportable and operating segments, resulting in additional employee separation costs of $780, net of tax benefits. The Company had completed this restructuring action as of March 31, 2023. A liability reflecting unpaid employee separation costs of $48 is presented on the consolidated balance sheets within other current liabilities as of September 30, 2023.

The table below presents the activity in restructuring charges for the nine months ended September 30, 2023:

As of December 31, 2022	$1,535
Additions	780
Settlements	(2,267)
As of September 30, 2023	$48

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

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the nine-month period ended September 30, 2022 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

Nine Months Ended September 30, 2022
Net revenue	$115,899
Net loss	(92,856)

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

The table below presents the financial liabilities measured at fair value on a recurring basis:

		September 30, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
PIPE warrants	Derivative liabilities	$—	$—	$17,083	$17,083
RDO warrants	Derivative liabilities	—	—	11,286	11,286
Private warrants	Derivative liabilities	—	—	98	98
		December 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$9	$9

The changes in the fair value of the Level 3 liabilities are as follows:

	PIPE warrants	RDO warrants	Private warrants
December 31, 2022	$—	$—	$9
Additions	14,893	15,536	—
Changes in fair value	2,190	(4,250)	89
Settlements	—	—	—
September 30, 2023	$17,083	$11,286	$98

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note F—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	September 30, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(10,501)	$64,099	20
Technology	26,200	(10,220)	15,980	7
Software for Sale	2,744	—	2,744	3
Total	$103,544	$(20,721)	$82,823

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(7,702)	$66,898	20
Technology	26,200	(7,413)	18,787	7
Total	$100,800	$(15,115)	$85,685

The table below presents the amortization expense related to intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization expense related to intangible assets	$1,869	$1,904	$5,606	$5,394

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of September 30, 2023:

Remainder of 2023	$1,868
2024	8,320
2025	8,388
2026	8,388
2027	6,979
Thereafter	48,880
Total estimated amortization expense	$82,823

Note G—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	September 30, 2023	December 31, 2022
Prepaid insurance	$639	$3,205
Prepaid expenses	1,570	1,663
Prepaid taxes	1,816	1,827
Pre-contract costs(1)	79	3,605
Total prepaid expenses and other current assets	$4,104	$10,300
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

Note H—Accrued Liabilities
The table below presents details on accrued liabilities:

	September 30, 2023	December 31, 2022
Payroll accruals	$9,567	$11,319
Accrued interest	3,562	567
Other accrued expenses	2,331	1,480
Total accrued liabilities	$15,460	$13,366

Note I—Debt

The table below presents the Company’s debt balances:

	September 30, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	—	2,059
Total debt	200,000	202,059
Less: unamortized issuance costs	6,216	7,682
Total debt, net	193,784	194,377
Less: current portion	—	2,059
Long-term debt, net	$193,784	$192,318

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2023, the Company was in compliance with all covenants.

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

During the three and nine months ended September 30, 2023, Convertible Notes with a principal of $0 and $2,000 were exercised for 0 and 188 shares of the Company’s common stock, respectively. As of September 30, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $6.2 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the nine months ended September 30, 2023, and is unable to draw on the Senior Revolver as of September 30, 2023.

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

As of September 30, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $151 as of September 30, 2023, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

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

The following table presents supplemental information related to leases at September 30, 2023:

Weighted average remaining lease term	4.93
Weighted average discount rate	10.61%

The table below presents the rent expense under all leases for the following periods:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Rent expense	$312	$1,060

Rent expense for the three months ended September 30, 2023 includes $11 of short-term lease costs and $13 of variable lease costs. Rent expense for the nine months ended September 30, 2023 includes $105 of short-term lease costs and $84 of variable lease costs. The Company subleases certain leases. As of September 30, 2023, the Company has subleased four of its real estate leases and recognized $28 and $119 of sublease income on the consolidated statements of operations during the three and nine months ended September 30, 2023, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,071

As of September 30, 2023, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2023	$370
2024	1,261
2025	1,207
2026	1,138
2027	531
Thereafter	3,625
Total future minimum lease payments	$8,132
Less amounts related to imputed interest	(2,812)
Present value of future minimum lease payments	5,320
Less current portion of long-term lease liability	803
Long-term lease liability	$4,517

Note K—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate	0.1%	(1.6)%	(0.1)%	1.6%

The Company was taxed as a corporation for federal, state, and local income tax purposes for the three and nine month periods ended September 30, 2023 and September 30, 2022. The effective tax rate for the three and nine month periods ended

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

September 30, 2023 and September 30, 2022 differ from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance, including a change in valuation allowance resulting from the ProModel Corporation acquisition during the three and nine months ended September 30, 2022.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note N—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	September 30, 2023	December 31, 2022
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	156,053,939	127,022,363

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

Liquidation Rights

Upon the Company’s liquidation, the holders of the Company’s common stock are entitled to receive pro rata the Company’s assets that are legally available for distribution, after payment of all debts and other liabilities and subject to the prior rights of any holders of the Company’s preferred stock then outstanding.

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	September 30, 2023	December 31, 2022
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2023	June 13, 2023
Value of each RDO warrant	$1.27	$1.96
Exercise price	$2.32	$2.32
Common stock price	$1.51	$2.30
Expected option term (years)	5.2	5.5
Expected volatility	127.40%	118.60%
Risk-free rate of return	4.50%	4.00%
Expected annual dividend yield	—%	—%

As of September 30, 2023, the RDO warrants have a fair value of $11,286 and are presented on the consolidated balance sheets within derivative liabilities. A gain of $6,132 and $4,250, which includes transaction costs associated with the issuance of the RDO warrants, was recognized for the three and nine months ended September 30, 2023, respectively, and are presented in net decrease in fair value of derivatives on the consolidated statements of operations.

As of September 30, 2023, there were 8,886,255 RDO warrants issued and outstanding.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2023	January 19, 2023
Value of each PIPE warrant	$1.23	$1.22
Exercise price	$2.39	$2.39
Common stock price	$1.51	$1.87
Expected option term (years)	4.8	5.5
Expected volatility	127.40%	82.10%
Risk-free rate of return	4.60%	3.40%
Expected annual dividend yield	—%	—%

As of September 30, 2023, the PIPE warrants have a fair value of $17,083 and are presented on the consolidated balance sheets within derivative liabilities. A gain and loss of $9,584 and $2,190 were recognized as a result of the change in fair value for the three and nine months ended September 30, 2023, respectively, and are presented in net decrease in fair value of derivatives on the consolidated statements of operations.

As of September 30, 2023, there were 13,888,889 PIPE warrants issued and outstanding.

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

As of September 30, 2023 and December 31, 2022, there were 12,150,878 and 12,115,130 public warrants issued and outstanding, respectively.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2023	December 31, 2022
Fair value of each private warrant	$0.56	$0.04
Exercise price	$11.50	$11.50
Common stock price	$1.51	$0.67
Expected option term (in years)	3.2	3.9
Expected volatility	114.70%	72.10%
Risk-free rate of return	4.70%	4.10%
Expected annual dividend yield	—%	—%

As of September 30, 2023 and December 31, 2022, the private warrants have a fair value of $98 and $9 and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, and are presented in net decrease in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss (gain) on change in fair value of private warrants	$56	$(102)	$89	$(283)

As of September 30, 2023 and December 31, 2022, there were 174,894 and 210,642 private warrants issued and outstanding, respectively.

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

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2022	1,295,000
Forfeited	(120,000)
Unvested as of September 30, 2023	1,175,000
As of September 30, 2023, there was approximately $1,382 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 0.33 years.

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

During the nine months ended September 30, 2023, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $2.01. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of the Stock Options granted during the nine months ended September 30, 2023 using the Black-Scholes OPM and the following assumptions:

Number of Stock Options granted	3,153,641
Price of common stock on the grant date	$1.90 to $2.74
Expected option term (in years)	5.8 to 6.2
Expected volatility(1)	96.8% to 128%
Risk-free rate of return	3.3% to 4.1%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$1.51 to $2.29
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—
Granted	3,153,641	2.01
Forfeited	(673,396)	2.39
Expired	(32,286)	8.36
Outstanding as of September 30, 2023	5,430,852	$2.41	9.25	$—

Vested and exercisable as of September 30, 2023	272,851	$6.07	8.58	$—

The Stock Options had no intrinsic value as of September 30, 2023. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of September 30, 2023, there was approximately $5,768 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.44 years.

Restricted Stock Units

During the nine months ended September 30, 2023, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and nonemployee directors. The Company granted 0 RSUs to employees during the nine months ended September 30, 2023. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest either on the one year anniversary of the grant date or 25% at the end of quarter following the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,595,185	$2.35
Granted	8,472,437	2.07
Vested	(3,372,648)	1.81
Forfeited	(2,488,635)	2.81
Unvested as of September 30, 2023	10,206,339	$2.19

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

As of September 30, 2023, there was approximately $19,812 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 2.74 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee (“Discretionary PSUs”). During the nine months ended September 30, 2023, the Company granted 182,482 Discretionary PSUs. The Company also granted 1,407,606 PSUs to employees under the Company’s Short-term Incentive Plan (“STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	287,500	$4.86
Granted	1,590,088	1.99
Forfeited	(186,757)	6.76
Unvested as of September 30, 2023	1,690,831	$1.95

As of September 30, 2023, it was not considered probable that the performance conditions of the Discretionary PSUs would be achieved. As a result, no equity-based compensation was recognized for the Discretionary PSUs during the nine months ended September 30, 2023.

As of September 30, 2023, it was considered probable that the performance conditions of the STIP PSUs would be achieved. There was approximately $589 of unrecognized compensation costs related to the STIP PSUs, which is expected to be recognized over the remaining weighted average period of 0.48 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of September 30, 2023, 1,216,532 shares had been sold under the ESPP and the Company has withheld employee contributions of $503, which are presented on the consolidated balance sheets within other current liabilities.

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
As of September 30, 2023, there was approximately $372 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity-based compensation expense in selling, general and administrative	$3,071	$1,635	$8,193	$8,634
Equity-based compensation expense in cost of revenues	1,498	571	3,814	2,280
Equity-based compensation expense in research and development	224	16	585	246
Total equity-based compensation expense	$4,793	$2,222	$12,592	$11,160
Note Q—Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per share	2023	2022	2023	2022
Numerator:
Net income (loss)	$3,999	$(16,110)	$(39,110)	$(91,779)
Denominator:
Weighted average shares outstanding—basic	155,830,775	126,270,282	146,679,444	128,103,625
Weighted average dilutive effect of equity awards	2,063,226	—	—	—
Weighted average shares outstanding— diluted	157,894,001	126,270,282	146,679,444	128,103,625

Basic net income (loss) per share	$0.03	$(0.13)	$(0.27)	$(0.72)
Diluted net income (loss) per share	$0.03	$(0.13)	$(0.27)	$(0.72)

As of September 30, 2023, there were outstanding Stock Options to purchase 5,430,852 shares of common stock at a weighted-average exercise price of $2.41, outstanding private warrants and public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert to 13,888,889 shares of common stock at a price of $2.39 per share, outstanding RDO warrants to convert to 8,886,255 shares of common stock at a price of $2.32 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 1,888,712 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 9,129,193 shares and 1,765,088 shares of common stock, respectively. Because of the net loss incurred during the nine months ended September 30, 2023, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations. A total of 66.4 million shares were excluded from the diluted EPS calculation for the three months ended September 30, 2023 as their effect would be anti-dilutive.

As of September 30, 2022, there were outstanding Stock Options to purchase 857,619 shares of common stock at a weighted-average exercise price of $7.34, outstanding private warrants and public warrants to convert to 210,642 shares and 12,115,130 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at an initial conversion price of $10.61, ESPP contributions for the option to acquire 1,118,720 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 2,945,757 shares and 325,000 shares of common stock, respectively. Because of the net loss incurred during the three and nine months ended September 30, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

per share calculations.

Note R—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Time and materials	$19,102	$26,728	$67,383	$77,385
Firm fixed price	10,376	9,812	33,353	24,764
Cost-reimbursable	4,510	4,111	13,865	12,505
Total revenues	$33,988	$40,651	$114,601	$114,654

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$1,655	$87	$98	$43
Additions	50	11	1,607	55
Write-offs	—	—	—	—
Ending balance	$1,705	$98	$1,705	$98

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$8,286	24%	$24,529	21%
Customer B	660	2%	12,450	11%
Customer C	3,247	10%	13,771	12%
Customer D(1)	8,667	26%	17,893	16%
All others	13,128	38%	45,958	40%
Total revenues	$33,988	100%	$114,601	100%

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$7,559	19%	$22,149	19%
Customer B	4,391	11%	13,293	12%
Customer C	7,878	19%	20,806	18%
Customer D(1)	—	—%	—	—%
All others	20,823	51%	58,406	51%
Total revenues	$40,651	100%	$114,654	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	September 30, 2023	December 31, 2022
Contract assets	$452	$1,312
Contract liabilities	$2,320	$2,022

The change in contract assets between December 31, 2022 and September 30, 2023 was primarily driven by an increase in invoices issued to customers for services rendered. The change in contract liability balances between December 31, 2022 and September 30, 2023 was primarily driven by an increase in invoices issued to customers for services yet to be rendered. Revenue recognized in the nine months ended September 30, 2023 that was included in the contract liability balance as of December 31, 2022 was $2,022.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net EAC Adjustments, before income taxes	$(626)	$1,799	$(2,257)	$1,165
Net EAC Adjustments, net of income taxes	$(495)	$1,421	$(1,783)	$920
Net EAC Adjustments, net of income taxes, per diluted share	$—	$0.01	$(0.01)	$0.01

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $57 million. The Company expects to recognize approximately 100% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note S—Related Party Transactions

During the three and nine months ended September 30, 2023, respectively, the Company paid or accrued $588 and $1,181 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $498 and $911, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the three and nine months ended September 30, 2022, respectively, the Company paid or accrued $592 and $1,767 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $328 and $975, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited; in thousands of U.S. dollars unless stated otherwise)

Note T—Subsequent Events

On November 4, 2023, the Company entered into an agreement and plan of mergers (the “Merger Agreement”) with Pangiam Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), pursuant to which, among other matters, (i) Merger Sub will merge with and into Pangiam Intermediate, with Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate will merge with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Mergers”). AE Industrial Partners, LP and certain of its affiliates beneficially own a majority of both the Company and the Seller.

The purchase price is $70 million, subject to customary adjustments for indebtedness, cash, working capital, and transaction expenses (“Purchase Price”) and will be payable solely in shares of common stock. $3.5 million of shares of common stock will be held back at the time of the closing of the Mergers (the “Closing”) to cover any post-Closing adjustments to the Purchase Price.

The closing of the Mergers is subject to customary closing conditions, including approval by the holders of a majority of the Company’s outstanding shares of common stock and receipt of regulatory approval. The Merger Agreement contains termination rights for each of the Company and the Seller, including in the event that the Mergers are not consummated by August 4, 2024. Each of the Company and the Seller may also terminate the Merger Agreement if the other party breaches its representations, warranties or covenants in a manner that would lead to the failure of a condition, subject to a 30-day cure period.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and nine months ended September 30, 2023 and September 30, 2022.

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

Recent Developments

Definitive Agreement to Acquire Pangiam

On November 4, 2023, the Company entered into an agreement and plan of mergers (the “Merger Agreement”) with Pangiam

Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), pursuant to which, among other matters, (i) Merger Sub will merge with and into Pangiam Intermediate, with Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate will merge with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Mergers”). AE Industrial Partners, LP and certain of its affiliates beneficially own a majority of both the Company and the Seller.

The purchase price is $70 million, subject to customary adjustments for indebtedness, cash, working capital, and transaction expenses (“Purchase Price”) and will be payable solely in shares of common stock. $3.5 million of shares of common stock will be held back at the time of the closing of the Mergers (the “Closing”) to cover any post-Closing adjustments to the Purchase Price.

The closing of the Mergers is subject to customary closing conditions, including approval by the holders of a majority of the Company’s outstanding shares of common stock and receipt of regulatory approval. The Merger Agreement contains termination rights for each of the Company and the Seller, including in the event that the Mergers are not consummated by August 4, 2024. Each of the Company and the Seller may also terminate the Merger Agreement if the other party breaches its representations, warranties or covenants in a manner that would lead to the failure of a condition, subject to a 30-day cure period.

Registered Direct Offering

On June 13, 2023, the Company consummated the closing of a registered direct offering (the “Offering”) pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock, par value $0.0001 per share (“Common Stock”), and accompanying common warrants (“RDO warrants”). Each share of Common Stock is accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants are initially exercisable for up to 8,886,255 shares of Common Stock at a combined purchase price of $2.11 per share of Common Stock and accompanying common warrant. The RDO warrants will become exercisable six months after issuance and have a five-year term. The aggregate gross proceeds to the Company were approximately $25 million before deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the Offering primarily for general corporate purposes.

Private Placement

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated January 16, 2023, by and among the Company and Armistice Capital Master Fund Ltd. At the closing of the Private Placement, the Company issued (i) 13,888,889 shares (the “Private Placement Shares”) of Common Stock, and (ii) a Common Stock purchase warrant (the “Warrant”) to purchase up to an additional 13,888,889 shares of Common Stock.

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

U.S. Budget Environment

The majority of our revenue is derived from federal government contracts. U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term. On September 30, 2023, the President signed a continuing resolution to continue funding the U.S government at FY 2023 levels through the earlier of November 17, 2023, or until FY 2024 appropriations bills are enacted. Under the continuing resolution, funding at amounts consistent with appropriated levels for FY 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our key contracts will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new contract awards, and those delays may adversely affect our results of operations.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our federal government contracts.

Geopolitical Environment

We operate in a complex and evolving security environment and our business is affected by geopolitical issues. Conflicts in Ukraine and Israel have significantly elevated global geopolitical tensions and security concerns. For our government customers, their focus on addressing immediate needs in these regions has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While these conflict are still evolving and the eventual outcomes remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these conflicts worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Transaction Expenses

Transaction expenses incurred in 2023 consist primarily of diligence, legal and other related expenses incurred associated with entering into a definitive agreement to acquire Pangiam. Transaction costs incurred in 2022 are primarily related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

We expect to incur additional transaction expenses and acquisition costs in the future as we work to close the acquisition of Pangiam, which is expected in the first quarter of 2024.

Goodwill Impairment

Goodwill impairment consists of a non-cash impairment of the goodwill in the previously reported Cyber & Engineering reportable segment.

Net Decrease in Fair Value of Derivatives

Net decrease in fair value of derivatives consists of fair value remeasurements of private warrants, PIPE warrants, RDO warrants, and written put options.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our debt agreements.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$33,988	$40,651	$114,601	$114,654
Cost of revenues	25,579	28,900	87,016	83,446
Gross margin	8,409	11,751	27,585	31,208
Operating expenses:
Selling, general and administrative	15,533	20,233	52,825	69,205
Research and development	(349)	1,785	3,004	7,194
Restructuring charges	—	1,562	780	1,562
Transaction expenses	1,437	566	1,437	2,151
Goodwill impairment	—	—	—	35,252
Operating loss	(8,212)	(12,395)	(30,461)	(84,156)
Net decrease in fair value of derivatives	(15,659)	(102)	(1,971)	(1,564)
Interest expense	3,540	3,557	10,656	10,666
Other (income) expense	(87)	8	(87)	12
Income (loss) before taxes	3,994	(15,858)	(39,059)	(93,270)
Income tax (benefit) expense	(5)	252	51	(1,491)
Net income (loss)	$3,999	$(16,110)	$(39,110)	$(91,779)

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues
Revenues	$33,988	$40,651	$(6,663)	(16.4)%

Revenues decreased by $6,663 during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily as a result of the wind-down of certain Air Force programs at the beginning of the third quarter of 2023, along with a slower ramp up of new awards due to the geopolitical environment. Additionally, our results for the three months ended September 30, 2023 do not include any revenues for Virgin Orbit due to their bankruptcy announcement earlier this year.

Cost of Revenues

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Cost of revenues	$25,579	$28,900	$(3,321)	(11.5)%
Cost of revenues as a percentage of revenues	75%	71%

Cost of revenues as a percentage of total revenues increased to 75% for the three months ended September 30, 2023 as compared to 71% for the three months ended September 30, 2022. The three months ended September 30, 2023 does not include any activity from Virgin Orbit as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023 which was a primary driver of the decrease in gross margin in the period as compared to the three months ended September 30, 2022.

SG&A

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
SG&A	$15,533	$20,233	$(4,700)	(23.2)%
SG&A as a percentage of revenues	46%	50%

SG&A expenses as a percentage of total revenues for the three months ended September 30, 2023 decreased to 46% as compared to 50% for the three months ended September 30, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring plans, as well as a reduction in non-recurring integration costs of $2,075, incurred during the three months ended September 30, 2022 that were not repeated in the comparable period. These decreases were partially offset by $159 of professional fees related to non-recurring strategic initiatives.

Research and Development

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Research and development	$(349)	$1,785	$(2,134)	(119.6)%

Research and development expenses decreased by $2,134 during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease in research and development expenses was driven by certain software development projects that have reached the technological feasibility stage and for which related costs were capitalized during the three months ended September 30, 2023.

Restructuring Charges

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Restructuring charges	$—	$1,562	$(1,562)	(100.0)%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Transaction expenses	$1,437	$566	$871	153.9%

Transaction expenses for the three months ended September 30, 2023 consist of diligence, legal and other related expenses incurred associated with entering into a definitive agreement to acquire Pangiam. Transaction costs for the three months ended September 30, 2022 include costs associated with evaluating other acquisition opportunities.

Net Decrease in Fair Value of Derivatives

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Net decrease in fair value of derivatives	$(15,659)	$(102)	$(15,557)	15252.0%

The net decrease in fair value of derivatives of $15,659 for the three months ended September 30, 2023 consists of fair value remeasurements of private warrants, PIPE warrants, and RDO warrants. The net decrease in fair value of derivatives of $102 for the three months ended September 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option was fully settled as of March 31, 2022.

Interest Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Interest expense	$3,540	$3,557	$(17)	(0.5)%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Income tax (benefit) expense	$(5)	$252	$(257)	(102.0)%
Effective tax rate	0.1%	(1.6)%

The decrease in the effective tax rate for the three months ended September 30, 2023 from the three months ended September 30, 2022 was primarily due to the 2022 acquisition of Promodel Corporation. The effective tax rate for the three months ended September 30, 2023 and September 30, 2022 differs from the U.S. federal income tax rate of 21.0% primarily due to the Company’s full valuation allowance.

As of September 30, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

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

The Company does not believe the Inflation Reduction Act will have a significant effect on its consolidated financial statements.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues	$114,601	$114,654	$(53)	—%

Revenues decreased by $53 during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily as a result of the wind-down of certain Air Force programs at the beginning of the third quarter of 2023 as well as lower volume from Virgin Orbit as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023. These decreases were partially offset by increased revenue on certain Army programs as a result of new contract awards and higher volume.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Cost of revenues	$87,016	$83,446	$3,570	4.3%
Cost of revenues as a percentage of revenues	76%	73%

Cost of revenues as a percentage of total revenues increased to 76% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The nine months ended September 30, 2023 does not include any activity from Virgin Orbit as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023 which was a primary driver of the decrease in gross margin in the period as compared to the nine months ended September 30, 2022.

SG&A

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
SG&A	$52,825	$69,205	$(16,380)	(23.7)%
SG&A as a percentage of revenues	46%	60%

SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2023 decreased to 46% as compared to 60% for the nine months ended September 30, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring plans, as well as reduction in non-recurring integration costs of $6,474, capital market advisory fees of $741, and commercial start-up costs of $6,490 incurred during the nine months ended September 30, 2022 that were not repeated in the comparable period. These decreases were partially offset by $2,480 of professional fees related to non-recurring strategic initiatives and a $1,425 bad debt reserve against receivables from Virgin Orbit, which announced its Chapter 11 bankruptcy filing in early April 2023.

Research and Development

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Research and development	$3,004	$7,194	$(4,190)	(58.2)%

Research and development expenses decreased by $4,190 during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in research and development expenses was driven by certain software development projects that have reached the technological feasibility stage and for which related costs were capitalized during the nine months ended September 30, 2023.

Restructuring Charges

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Restructuring charges	$780	$1,562	$(782)	(50.1)%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Transaction expenses	$1,437	$2,151	$(714)	(33.2)%

Transaction expenses for the nine months ended September 30, 2023 consist of diligence, legal and other related expenses incurred associated with entering into a definitive agreement to acquire Pangiam. Transaction expenses for the nine months ended September 30, 2022 are related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Goodwill impairment	$—	$35,252	$(35,252)	(100.0)%

Goodwill impairment for nine months ended September 30, 2022 consists a $35,252 non-cash impairment of the goodwill in the previously reported Cyber & Engineering reportable segment.

Net Increase (Decrease) in Fair Value of Derivatives

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Net decrease in fair value of derivatives	$(1,971)	$(1,564)	$(407)	26.0%

The net decrease in fair value of derivatives of $1,971 for nine months ended September 30, 2023 consists of fair value remeasurements of private warrants, PIPE warrants, and Registered Direct Offering warrants. The net decrease in fair value of derivatives of $1,564 for the nine months ended September 30, 2022 consists of fair value remeasurements of written put options and private warrants. The written put option was fully settled as of March 31, 2022.

Interest Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Interest expense	$10,656	$10,666	$(10)	(0.1)%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Income Tax (Benefit) Expense

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
Income tax (benefit) expense	$51	$(1,491)	$1,542	(103.4)%
Effective tax rate	(0.1)%	1.6%

The decrease in the effective tax rate for the nine months ended September 30, 2023 from nine months ended September 30, 2022 was primarily due to recognition of a full valuation allowance on the Company’s deferred tax balances during the three months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of September 30, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

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

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$3,999	$(16,110)	$(39,110)	$(91,779)
Interest expense	3,540	3,557	10,656	10,666
Interest income	(86)	—	(86)	—
Income tax (benefit) expense	(5)	252	51	(1,491)
Depreciation and amortization	1,971	2,038	5,936	5,764
EBITDA	9,419	(10,263)	(22,553)	(76,840)
Adjustments:
Equity-based compensation	4,793	2,222	12,592	11,160
Employer payroll taxes related to equity-based compensation(1)	8	—	365	—
Net decrease in fair value of derivatives(2)	(15,659)	(102)	(1,971)	(1,564)
Restructuring charges(3)	—	1,562	780	1,562
Non-recurring strategic initiatives(4)	159	—	2,480	—
Non-recurring integration costs(5)	—	2,075	—	6,474
Capital market advisory fees(6)	—	—	—	741
Commercial start-up costs(7)	—	—	—	6,490
Transaction expenses(8)	1,437	566	1,437	2,151
Goodwill impairment(9)	—	—	—	35,252
Adjusted EBITDA	$157	$(3,940)	$(6,870)	$(14,574)

(1)	Includes employer payroll taxes due upon the vesting of restricted stock units granted to employees.
(2)
The decrease in fair value of derivatives during the three and nine months ended September 30, 2023 primarily relates to changes in the fair value of PIPE and RDO warrants issued during the first and second quarters of 2023, respectively. The decrease in fair value of derivatives during the three and nine months ended September 30, 2022 primarily relates to the Forward Share Purchase Agreements that were entered into prior to the closing of our business combination on December 7, 2021 (the “Business Combination”) and were fully settled during the first quarter of 2022, as well as the change in the fair value of private warrants.

(3)
In the first quarter of 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)	Non-recurring internal integration costs related to the Business Combination.
(6)	The Company incurred capital market and advisory fees related to advisors assisting with the Business Combination.
(7)	Commercial start-up costs include certain non-recurring expenses associated with tailoring the Company’s products for commercial customers and use cases.
(8)	Transaction expenses primarily consist of legal, accounting, and other advisor fees in connection with merger and acquisition activities.
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

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(18,233)	$(38,390)
Capital expenditures, net	(2)	(736)
Free cash flow	$(18,235)	$(39,126)

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

The following table summarizes certain backlog information (in thousands):

	September 30, 2023	December 31, 2022
Funded	$32,894	$57,234
Unfunded	24,553	18,220
Priced, unexercised options	89,795	112,119
Unpriced, unexercised options	22,970	30,900
Total backlog	$170,212	$218,473

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

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	September 30, 2023	December 31, 2022
Available cash and cash equivalents	$32,184	$12,632
Available borrowings from our existing credit facilities	—	—
Total available liquidity	$32,184	$12,632

The following table summarizes our existing credit facilities:

	September 30, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	—	2,059
Total debt	200,000	202,059
Less: unamortized issuance costs	6,216	7,682
Total debt, net	193,784	194,377
Less: current portion	—	2,059
Long-term debt, net	$193,784	$192,318

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2023, the Company was in compliance with all covenants.

As of September 30, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $6.2 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company did not meet the Adjusted EBITDA requirement during the nine months ended September 30, 2023, and is unable to draw on the Senior Revolver as of September 30, 2023.

The Second Amendment removes the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio.

Based on current forecasts, management believes the Company may meet the minimum Adjusted EBITDA requirements of the Bank of America Credit Agreement in future periods and therefore, may be able to draw on the facility in the future. Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs, and it is considered unlikely that the Company would require access to draw funds on the Senior Revolver in the foreseeable future.

As of September 30, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $151 were recorded on the balance sheet and are presented in Other non-current assets.

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

On December 8, 2022, the Company entered into a $2,059,000 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	(18,233)	(38,390)
Net cash used in investing activities	(2,746)	(5,201)
Net cash provided by (used in) financing activities	40,531	(104,375)
Net increase (decrease) in cash and cash equivalents and restricted cash	19,552	(147,966)
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921
Cash and cash equivalents and restricted cash at the end of the period	$32,184	$21,955

Operating activities

For the nine months ended September 30, 2023, net cash used in operating activities was $18,233. Net loss before deducting depreciation, amortization and other non-cash items was $18,921 and was further impacted by an unfavorable change in net working capital of $688 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $6,346 and increases in other liabilities of $1,794 and accounts receivable of $546. These were partially offset by a decrease in prepaid expenses and other assets of $6,181, a decrease in contract assets of $860, and an increase in accrued liabilities of $2,035.

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

Investing activities

For the nine months ended September 30, 2023, net cash used in investing activities was $2,746, primarily due to capitalization of software development costs of $2,744 and the purchase of property and equipment.

For the nine months ended September 30, 2022, net cash used in investing activities was $5,201, consisting of the net cash used to acquire ProModel Corporation of $4,465 and purchase of property and equipment of $736.

Financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $40,531, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50,000, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5,724, the payment of taxes related to net share settlement of equity awards $2,217, and partial repayment of $2,059 related to the 2023 D&O Financing Loan.

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
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of September 30, 2023, the outstanding principal amount of our debt was $200.0 million, excluding unamortized discounts and issuance costs of $6.2 million.

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

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the nine months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended September 30, 2023.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
1.1	Underwriting Agreement, dated as of June 8, 2023, by and between BigBear.ai Holdings, Inc. and Cowen and Company, LLC, as representative of the several underwriters named therein.	8-K	6/12/2023	001-40031	1.1
2.1	Agreement and Plan of Mergers, dated as of November 4, 2023, by and among Pangiam Ultimate Holdings, LLC, Pangiam Intermediate Holdings, LLC, Pangiam Merger Sub, Inc., Pangiam Purchaser, LLC, and the Company	8-K	11/6/2023	001-40031	2.1
4.1	Form of warrant (June 2023).	8-K	6/12/2023	001-40031	4.1
10.1	Offer Letter, dated May 4, 2023, between BigBear.ai Holdings, Inc. and Norm Laudermilch	8-K	5/9/2023	001-40031	10.1
10.2	First Amendment to the Amended and Restated Investor Rights Agreement dated as of July 20. 2023 by and among BigBear.ai Holdings, Inc., AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International Inc., William Blair & Company, L.L.C. and BMO Capital Markets Corp.	10-Q	8/10/2023	001-40031	10.1
10.3	Business Covenants Agreement, dated as of November 4, 2023, by and among AE Industrial Partners, LP, AE Industrial Operating Partners, LLC, and the Company	8-K	11/6/2023	001-40031	10.1
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

Date: November 9, 2023	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)