Form 10-K
period 2023-12-31
BigBear.ai Holdings, Inc.
filed 2024-03-15
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2023, based on the closing price of $2.35 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $117.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 242,628,027 shares of our common stock, $0.0001 par value per share, outstanding as of March 8, 2024.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

BIGBEAR.AI HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2023

Part I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding BigBear’s industry, future events, and other statements that are not historical facts. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects on us and should not be relied upon as representing BigBear’s assessments as of any date subsequent to the date of this Annual Report on Form 10-K. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are subject to a number of risks and uncertainties, including those relating to: changes in domestic and foreign business, market, financial, political, and legal conditions; delays caused by factors outside of our control, including changes in fiscal or contracting policies or decreases in available government funding; changes in government programs or applicable requirements; budgetary constraints, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies; influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; changes in our ability to successfully compete for and receive task orders and generate revenue under Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts; potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus outbreak; increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors; the rollout of the business and the timing of expected business milestones; the effects of competition on our future business; our ability to obtain and access financing in the future; our ability to integrate and realize the expected synergies on the recent acquisition of Pangiam; and other factor detailed below under “Risk Factors”

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

It is not possible to predict or identify all such risks. Accordingly, undue reliance should not be placed upon the forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business

Company Overview

BigBear.ai Holdings, Inc.’s (“BigBear.ai” or the “Company”) mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management, and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers.

On February 29, 2024, the Company completed the acquisition of Pangiam Intermediate Holdings, LLC (“Pangiam” or the “Pangiam Acquisition”), a leader in vision AI for the global trade, travel, and digital identity industries. The combination of BigBear.ai and Pangiam creates one of the industry’s most comprehensive vision and edge AI portfolios, combining facial recognition, image-based anomaly detection and advanced biometrics with BigBear.ai’s computer vision and predictive analytics capabilities. We believe the acquisition of Pangiam positions us as a foundational leader in how artificial intelligence is operationalized at the edge.

Solutions and Services

With the addition of Pangiam, BigBear.ai accelerates and evolves in three markets: national security, supply chain management, and digital identity. Each of these markets are expected to experience double digit growth in the coming years as they embrace and operationalize advanced technologies like artificial intelligence in highly distributed environments.

BigBear.ai’s purpose is to help customers make sense of the world in which they operate, understand how known and previously unforeseen forces impact their operations, and determine which decision and course of action will best achieve their objectives. We also offer specialized services to design, customize, deploy, operate, and support our solutions. Many of our customers rely on BigBear.ai’s specialized resources to supplement their technical and operational staff for long-term engagements.

On January 11, 2024, the Department of Defense (DoD) released its inaugural National Defense Industrial Strategy (NDIS), defining priorities for industry to realize a national modernized defense industrial ecosystem. It is a call to action for companies like BigBear.ai, as we are a part of the defense industrial base which must provide the required capabilities at the speed and scale necessary for the U.S. military to engage and prevail in a near-peer conflict.

In alignment with the National Defense Strategy (NDS) released in 2022, the Federal Government is focused on fortifying our supply chains and enabling international interoperability and collaboration to deter adversarial entities from impacting the critical infrastructure that fuels our great nation. This mission is at the center of who BigBear.ai is and what we do – and we are committed to playing a role in positioning the United States, and our allies, to orchestrate an ecosystem of trusted and secure collaboration. Our acquisition of Pangiam bolsters our ability to answer this call to action.

Our solution portfolios include:

National Security

BigBear.ai brings over 30 years of experience delivering capabilities into operational environments for critical missions. We have long supported the national security mission through the DoD, Department of Homeland Security (DHS), and the Intelligence Community (IC).

•Operational Readiness: Our approach to operational readiness streamlines the existing complex processes of organizing and forecasting manpower, equipment, and supply chain data. BigBear.ai combines subject matter expertise with technology to connect the enterprise, provide insights on process performance and recommendations for managing risk. Our capabilities deliver course of action decision support and event prediction and forecasting, which provides decision makers with insights at the speed of operational relevance.

•Autonomy at the Edge: Our approach to orchestrating and fusing data and artificial intelligence at the edge, even in distributed and/or disconnected environments. BigBear.ai offers proven computer vision, anomaly/event detection, and descriptive and predictive analytics to support operations and break down silos between vendors and systems.

•Contested Logistics: Our approach to enabling our military, intelligence, and federal agencies to facilitate the safe transport of goods and people in contested environments and at points of entry.

Supply Chain Management

BigBear.ai brings decades of experience supporting complex manufacturers, suppliers, and logistics operations to our SCM portfolio.

•Digital Twin: Our approach to Modeling & Simulation enables our customers and partners to capture the behavior of complex interdependent processes and execute rapid course-of-action analysis. Our tools play a critical role in capital investment strategies, building design, layouts, and equipment purchases for manufacturing, logistics, business processes, and other operational systems.

Digital Identity

BigBear.ai is expanding its portfolio to include the Digital Identity market, bringing decades of subject matter expertise in border protection, aviation, travel, and tourism as well as proven software through the Pangiam acquisition. These software assets are tailored for digital identity and biometrics, leveraging advanced vision AI technology. These assets represent a cornerstone of our commitment to innovation in identity verification and security. Through the integration of sophisticated algorithms and machine learning capabilities, our software solutions empower organizations to authenticate individuals with unparalleled accuracy and efficiency. By harnessing the power of vision AI, we enable seamless identification processes with the potential to revolutionize industries ranging from finance to national security. Our commitment to enhancing digital security and enabling frictionless user experiences underscores our dedication to remaining at the forefront of technological advancement in the realm of identity verification and biometrics.

•Digital Identity and Biometrics — Our approach to facilitating the secure and efficient flow of people and goods in highly distributed, edge-based environments. We bring leading facial recognition, advanced biometrics, anomaly detection and identity verification software to our customers and partners as the world shifts towards facial as the modality of choice for confirming identity.

Research & Development

Our team has decades of combined experience developing and deploying software products in a variety of environments. Historically, much of our research and development has been funded and directed by defense and intelligence customers for their specific needs and objectives. In 2023, in response to the strategic call to action by DoD to connect sensors across all branches of the armed forces powered by artificial intelligence, we made targeted investments into foundational software capabilities that move us closer to our goal of providing the critical infrastructure for AI. We expect these investments to continue in 2024.

Customers

BigBear.ai has a global footprint of customers spanning the public and private sector, including U.S. as well as allied nation defense and intelligence agencies, border protection, transportation security, manufacturing, distribution and logistics, as well as travel, entertainment and tourism. We are proud of the trusted, multi-decade relationships we have with our customers and work hard to grow and maintain those relationships every day.

Revenue Mix

A significant portion of our revenue is from contracts with public sector agencies, including the Federal Government. Due to the sensitive and oftentimes classified nature of our work with these customers, a significant portion of BigBear.ai’s contracts still require our team members to co-locate on-premises to tailor our solutions for these unique environments and use cases. However, as we have continued to mature and expand our portfolio, our pipeline has begun to reflect our customers’ desire to more rapidly integrate our capabilities into their current operating environments.

Competitive Advantage

BigBear.ai’s principle competitive advantage is that we are an organization built on a mission-first culture that focuses on delivering outcomes. Our people are the lifeblood of our business and we have a history of recruiting and retaining high-caliber talent. BigBear.ai is comprised of hundreds of employees with domain expertise and hands-on experience in the environments that our customers work in. We are focused on creating technology that solves real customer problems, and our team is a critical part of understanding the evolving challenges our customers face every day.

Market Opportunity

BigBear.ai operationalizes artificial intelligence at the edge in multiple large, diverse and rapidly evolving addressable markets. Our key addressable markets include Edge AI, Vision AI, and Digital Twin.

Our suite of technology solutions and expertise allows us to target a total addressable market (“TAM”) of approximately $80 billion in 2024, growing to $272 billion by 2028, based upon third-party industry reports on the current and projected markets for private and public sector customers in national security, supply chain management, and digital identity.

BigBear.ai has been a trusted partner to our customers for decades—we take that trust seriously and we work every day to keep it. Because of our history in complex systems integration, operating systems artificial intelligence, and Data and AI orchestration, we are well positioned to deliver solutions to solve for at-scale, production grade decision intelligence.

Growth Strategy

Our growth strategy focuses on executing our backlog, adding new customers, growing within existing customers, and delivering our solutions through partner relationships. In 2023 we established new strategic partnerships and we are focused on enabling and scaling those relationships in 2024. We are continuing to grow our customer base in our three markets: National Security, Supply Chain Management and Digital Identity. This is a focus area for us in 2024 as we find ways to apply our existing technology to new use cases, combine technologies to expand our offerings, and meet growing customer demand.

Company Footprint and Management

As of December 31, 2023, we had approximately 480 employees, the vast majority of which hold an active security clearance. Approximately 46% of our workforce is comprised of software engineers, data scientists, cloud/systems engineers, analysts, and cyber subject-matter experts.

BigBear.ai has headquarters in Columbia, MD, with additional office locations in Ann Arbor Michigan; Chantilly, Virginia; Charlottesville, Virginia; and McLean, Virginia. In addition, many of our team members work at secure customer facilities across the U.S.

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

Competition

Our main sources of current and potential competition fall into several categories:

•System integrators that develop and provide custom software solutions;
•Agency or corporate IT organizations that develop internal solutions for their enterprises;
•Commercial enterprise and point solution software providers;
•Public cloud providers offering discrete tools and micro-services with artificial intelligence, analytics and data management tools or functionality

•In many cases, we compete with the internal software development efforts of our potential customers. Organizations frequently attempt to build their own decision support and analytics platforms using a patchwork of custom development, outside consultants, IT services companies, packaged and open-source software, and significant internal IT resources, before turning to BigBear.ai. We also face competition from government contractors and system integrators who are building custom solutions in the same industries.

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

For additional information regarding these matters, see Note O—Commitments and Contingencies, included in the notes to the consolidated financial statements.

Human Capital

Our employees are critical to the success of our business. As of December 31, 2023, we had approximately 480 full-time employees, substantially all of which are employed in the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

Notably, none of our employees are affiliated with labor unions, and we pride ourselves on maintaining uninterrupted operations free from labor disputes. This underscores the strength of our employee relations.

Our human capital resources objectives include recruiting, retaining, training, and motivating our personnel. The principal purposes of our incentive compensation policies are to attract, retain, and reward personnel through the granting of equity-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their ability and achieve our objectives. Embracing diversity and inclusivity, we foster a culture that encourages open dialogue and active engagement on matters crucial to employee contentment. Empowering our employees to contribute significantly to the company's trajectory and achievements is integral to our ethos.

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
•our ability to successfully execute future joint ventures, channel sales relationships, partnerships, strategic alliances and subcontracting opportunities;
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
•the benefits of the Gig Business Combination not being achieved or meeting the expectations of investors or securities;
•our significant increased expenses and administrative burdens as a public company;
•the volatility of the market for our securities, including our common stock;
•our ability to satisfy the continued listing requirements of the NYSE in the future;
•our internal controls over financial reporting, including any potential future material weaknesses;
•our ability to integrate the new businesses successfully and realize the estimate cost savings expected from the combined companies;
•any failure to realize anticipated benefits of the combined operations; and
•other factors detailed below.

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

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, a failure by us to continue capitalizing on growth opportunities including expansion into the commercial marketplace, strategic acquisitions, the wind down of significant contracts, terminations of existing contracts or failure to exercise existing options by our customers, our failure to execute on the existing backlog of customer contracts, the maturation of our business, and a contraction of our overall market, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our results of operations and cash flows are substantially affected by our mix of fixed-price and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.

We generate most of our revenue through various time-and-material and fixed-price contracts. For the year ended December 31, 2023, revenue from time-and-material and fixed-price contracts was 55% and 32% of revenue, respectively. Some of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. These fixed-price contracts allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, require us to pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

Our sales efforts involve considerable time and expense and our sales cycle is often long and unpredictable.

Our results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our products and services. In the “land” phase of our business model, we often deploy prototype capabilities to potential customers at no or minimal cost initially to them for evaluation purposes, and there is no guarantee that we will be able to convert these engagements into long-term sales arrangements. In addition, we currently have a limited direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration to sale of our products and services, tends to be long and varies substantially from customer to customer. For commercial customers, our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Our government customers often undertake a significant evaluation process that results in a lengthy sales cycle, in many cases over twelve months, requiring approvals of multiple management personnel and contracting personnel than would be typical of a commercial organization. Due to the length, size, scope, and stringent requirements of these evaluations, we typically provide short-term Minimally Viable Products (MVP) deployments of our solutions at substantially lower costs. Because decisions to purchase our solutions and services involve significant financial commitments, potential customers generally evaluate our software at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing conflicts in the Ukraine, Israel, and Gaza), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer’s internally-developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

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

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments to our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. For example, revenue earned from customers contributing in excess of 10% of consolidated revenues were derived from three customers comprising 49% of revenue for the twelve months ended December 31, 2023. As of December 31, 2023, we have supported these customers for more than five years.

Each of our contracts with these customers includes termination for convenience provisions whereby the customer can unilaterally elect to terminate the contract. In the event of a termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Our 2023 revenues from these significant customers were mainly earned from large multi-year contracts. As of December 31, 2023, about $89 million of our approximate $168 million of total backlog is attributable to these significant customers. The estimated completion dates for these contracts range from 2024 to 2026. Of the $89 million of backlog related to these significant customers as of December 31, 2023 we expect to recognize approximately 53% of that amount as revenue by the end of 2024, with the remainder to be recognized as revenue by the end of 2026.

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

Certain customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us as a result of budgetary pressure, which has reduced our anticipated future payments or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our solutions and services.

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

Our ability to renew or expand our customer relationships may decrease or vary due to a number of factors, including our customers’ satisfaction or dissatisfaction with our solutions and services, the frequency and severity of software and implementation errors, our software’s reliability, our pricing, the effects of general economic conditions and budgets, competitive offerings or alternatives, or reductions in our customers’ spending levels. Achieving such renewal or expansion of our customer contracts may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may decline or grow more slowly than expected, and our business could suffer. Additionally, if the contract awards process for our government customers is delayed due to budgetary constraints, political instability or other governmental delays in the awards process, expected revenues could be delayed, which could have a material adverse effect on our business. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits.

We may not realize the full deal value of our customer contracts, which may result in lower than expected revenue.

As of December 31, 2023 and December 31, 2022, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contract options available to those customers was approximately $168 million and $218 million, respectively.

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

•the timing of expenses related to any future acquisitions; and

•general economic, regulatory, and market conditions, including the impact of ongoing conflicts in Ukraine, Israel, and Gaza which may cause financial market volatility.

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

Our results of operations and earnings may not meet guidance or expectations.

We may provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. We may also choose to withdraw guidance or lower guidance in future periods. If, in the future, our results of operations for a particular period do not meet guidance or the expectations of investment analysts, if we reduce guidance for future periods, or if we withdraw guidance, the market price of our common stock could decline significantly.

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

Our success has been based on our ability to design software that enables the integration of large amounts of data to facilitate advanced data analysis, knowledge management, and decision support in real-time. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our software or our new product features, capabilities, or offerings, including new products or modules, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our software in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our software.

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

We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. We may need to invest significant amounts of cash and equity for new and existing employees, and we may never realize returns on these investments. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Employees may also be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. In addition, many of our employees may receive significant proceeds from sales of our equity in the public markets at some point after the closing of the Gig Business Combination, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.

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

Publicly available information regarding BigBear.ai has historically been limited, in part due to the sensitivity of our work with customers or contractual requirements limiting or preventing public disclosure of certain aspects of our work or relationships with certain customers. As our business has grown and as interest in BigBear.ai and the technology industry overall has increased, we have attracted, and may continue to attract, significant attention from news and social media outlets, including unfavorable coverage and coverage that is not directly attributable to statements authorized by our leadership, that incorrectly reports on statements made by our leadership or employees and the nature of our work, perpetuates unfounded speculation about company involvements, or that is otherwise misleading. If such news or social media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding BigBear.ai, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected. Due to the sensitive nature of our work and our confidentiality obligations and despite our ongoing efforts to provide increased transparency into our business, operations, and product capabilities, we may be unable to or limited in our ability to respond to such harmful coverage, which could have a negative impact on our business.

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

The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. Political and military events, including the ongoing conflicts in Ukraine, Israel, and Gaza, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations.

If the market for our software and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.

The market for our software is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our software and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security incidents, loss of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our software, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including the ongoing conflicts in Ukraine, Israel, and Gaza, and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our software, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

We will face risks associated with the growth of our business in new commercial markets and with new customer verticals, and we may neither be able to continue our organic growth nor have the necessary resources to dedicate to the overall growth of our business.

We plan to expand our operations in new commercial markets, including those where we may have limited operating experience, and may be subject to increased business, technology and economic risks that could affect our financial results. In recent periods, we have increased our focus on commercial customers. In the future, we plan to increasingly focus on such customers, including in the manufacturing, supply chain, and digital identity industries. Entering new verticals and expanding in the verticals in which we are already operating will continue to require significant resources and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to new customers have often led to additional sales to the same customers or similarly situated customers. As we expand into and within new and emerging markets and heavily regulated industry verticals, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While this approach to expansion within new commercial markets and verticals has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth in the future and our reputation, business, financial condition, and results of operations could be negatively impacted.

In the future, we may not be able to secure the financing necessary to operate and grow our business as planned, or to make acquisitions.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. As of December 31, 2023, we had approximately $196 million of indebtedness. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next 12 months, additional funds may be required if our growth strategy does not develop as quickly as planned. If we require additional financing, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

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

As of December 31, 2023, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

We depend on computing infrastructure operated by Amazon Web Services (AWS), Google Cloud Platform (GCP), Microsoft Azure, and other third parties to support some of our customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

We rely on the technology, infrastructure, and software applications, including software-as-a-service offerings, of certain third parties, such as AWS, GCP & Azure, in order to host or operate some or all of certain key platform features or functions of our business, including our cloud-based services, customer relationship management activities, billing and order management, and financial accounting services. Additionally, we rely on computer hardware purchased in order to deliver our software and services. We do not have control over the operations of the facilities of the third parties that we use. If any of these third-party services experience errors, disruptions, security issues, or other performance deficiencies, if they are updated such that our software become incompatible, if these services, software, or hardware fail or become unavailable due to extended outages, interruptions, defects, or otherwise, or if they are no longer available on commercially reasonable terms or prices (or at all), these issues could result in errors or defects in our software, cause our software to fail, cause our revenue and margins to decline, or cause our reputation and brand to be damaged, and we could be exposed to legal or contractual liability, our expenses could increase, our ability to manage our operations could be interrupted, and our processes for managing our sales and servicing our customers could be impaired until equivalent services or technology, if available, are identified, procured, and implemented, all of which may take significant time and resources, increase our costs, and could adversely affect our business. Many of these third-party providers attempt to impose limitations on their liability for such errors, disruptions, defects, performance deficiencies, or failures, and if enforceable, we may have additional liability to our customers or third-party providers.

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

Our systems and the third-party systems upon which we and our customers rely are also vulnerable to damage or interruption from catastrophic occurrences such as earthquakes, floods, fires, power loss, telecommunication failures, cybersecurity threats, terrorist attacks, natural disasters, public health crises, geopolitical and similar events, or acts of misconduct. Despite any precautions we may take, the occurrence of a catastrophic disaster or other unanticipated problems at our or our third-party vendors’ hosting facilities, or within our systems or the systems of third parties upon which we rely, could result in interruptions, performance problems, or failure of our infrastructure, technology, or software, which may adversely impact our business. In addition, our ability to conduct normal business operations could be severely affected. In the event of significant physical damage to one of these facilities, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. In addition, any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business.

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

In addition, we may be the subject of intellectual property infringement or misappropriation claims, which could be very time-

consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages if we are found to have infringed patents, copyrights, trademarks, or other intellectual property rights, or breached trademark co-existence agreements or other intellectual property licenses and could require us to cease using or to rebrand all or portions of our software. Any of our patents, copyrights, trademarks, or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation.

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

We have $48.7 million of goodwill assets recorded on our consolidated balance sheet as of December 31, 2023, from previous acquisitions, which represents approximately 24% of our total assets as of the end of this period. Additionally, we expect to recognize a significant amount of goodwill as a result of the Pangiam Acquisition, which was completed on February 29, 2024. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill. For example, during the second and fourth quarters of 2022, we recognized a non-cash goodwill impairment charge related to our previously reported Cyber & Engineering and Analytics business segments, respectively. Business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired in the future.

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

We are subject to a variety of local, state, national, and international laws and directives and regulations in the United States and abroad that involve matters central to our business, including privacy and data protection, data security, data storage, retention, transfer and deletion, technology protection, and personal information. Foreign data protection, data security, privacy, and other laws and regulations can impose different obligations or be more restrictive than those in the United States. These U.S. federal and state and foreign laws and regulations, which, depending on the regime, may be enforced by private parties or government entities, are constantly evolving and can be subject to significant change, and they are likely to remain uncertain for the foreseeable future. In addition, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving software and technology industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. A number of proposals are pending before U.S. federal, state, and foreign legislative and regulatory bodies that could significantly affect our business. For example, ongoing legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the European Economic Area to certain other jurisdictions, including the United States, could result in further limitations on the ability to transfer data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that permit cross-border data transfers. The California state legislature passed the California Consumer Privacy Act (“CCPA”) in 2018 and California voters approved a ballot measure subsequently establishing the California Privacy Rights Act

(“CPRA”) in 2020, which will jointly regulate the processing of personal information of California residents and increase the privacy and security obligations of entities handling certain personal information of California residents, including requiring covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The CCPA came into effect on January 1, 2020, and the California Attorney General may bring enforcement actions, with penalties for violations of the CCPA. The CPRA went into effect on January 1, 2023 and instilled enforcement authority in a new dedicated regulatory body, the California Privacy Protection Agency, which began carrying out enforcement actions as soon as six months after the enactment date. While aspects of both the CCPA and CPRA and their interpretations remain to be determined in practice, we are committed to complying with their obligations. We cannot yet fully predict the impact of the CCPA and CPRA on our business or operations, but developments regarding these and all privacy and data protection laws and regulations around the world may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to maintain compliance on an ongoing basis. Outside of the United States, virtually every jurisdiction in which we operate has established its own legal framework relating to privacy, data protection, and information security matters with which we and/or our customers must comply. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, retention, disclosure, security, transfer, and other processing of data that identifies or may be used to identify or locate an individual. Some countries and regions, including the European Union, are considering or have passed legislation that imposes significant obligations in connection with privacy, data protection, and information security that could increase the cost and complexity of delivering our software and services, including the European General Data Protection Regulation (“GDPR”) which took effect in May 2018. Complying with the GDPR or other data protection laws and regulations as they emerge may cause us to incur substantial operational costs or require us to modify our data handling practices on an ongoing basis. Non-compliance with the GDPR specifically may result in administrative fines or monetary penalties of up to 4% of worldwide annual revenue in the preceding financial year or €20 million (whichever is higher) for the most serious infringements and could result in proceedings against us by governmental entities or other related parties and may otherwise adversely impact our business, financial condition, and results of operations.

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

As of December 31, 2023, we had $113.5 million of U.S. federal and $123.5 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2035. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have not yet undertaken an analysis of whether the Gig Business Combination constitutes an “ownership change” for purposes of Section 382 and Section 383 of the Code. BigBear.ai or its subsidiaries may have previously undergone an “ownership change.” In addition, the Gig Business Combination, or future issuances or sales of our common stock, including certain transactions involving our common stock that are outside of its control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, including in connection with the Gig Business Combination, could result in the imposition of an annual limit on the amount of pre-ownership change NOLs and other tax attributes BigBear.ai and its subsidiaries can use to reduce their respective taxable incomes, potentially increasing and accelerating their liability for income taxes, and also potentially causing those tax attributes to expire unused. States may impose other limitations on the use of BigBear.ai’s and its subsidiaries’ NOLs. Any limitation on using NOLs could, depending on the extent of such limitation and the NOLs previously used, result in BigBear.ai or its subsidiaries retaining less cash after payment of U.S. federal and state income taxes during any year in which BigBear.ai or its subsidiaries have taxable income, rather than losses, than BigBear.ai and its subsidiaries would be entitled to retain if such NOLs were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact our operating results.

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

•changes in the government’s attitude towards the capabilities that we offer, especially in the areas of national defense, cybersecurity, digital identity and critical infrastructure, including the financial, energy, telecommunications, and healthcare sectors;

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

•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, including the ongoing conflicts in Ukraine, Israel, and Gaza, incidents of terrorism, natural disasters, and public health concerns or epidemics; and

•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.

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

Because we generate a substantial portion of our revenue from contracts with U.S. government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration or changing geopolitical conditions. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2024. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts, including the ongoing conflicts in Ukraine, Israel, and Gaza, or other factors.

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

We may be able to incur significant additional indebtedness in the future and this could result in additional risk. Although the Credit Agreement and our Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. In the future we may draw on the Credit Agreement to reinforce our liquidity position and preserve financial flexibility in light of current uncertainty in the global markets and geopolitical uncertainty. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 had a zero balance of December 31, 2023.

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

The term “fundamental change” in the Indenture is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the notes or our common stock. See Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934”. The delisting of our shares from trading on the NYSE is a fundamental change. Our obligation to offer to redeem the notes upon a fundamental change would not necessarily afford holders of such notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us. If a fundamental change occurs, there are no assurances that we will have sufficient funds to redeem the 2026 Convertible Notes. See “— Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the 2026 Convertible Notes.”

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

These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test.

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

The 2026 Convertible Notes are not secured by any of our assets. As a result, the 2026 Convertible Notes and the guarantees are effectively subordinated to our existing and future secured indebtedness (including any indebtedness under the Credit Agreement) with respect to the assets that secure that indebtedness. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company, the proceeds from the sale of assets securing our secured indebtedness are available to pay obligations on the 2026 Convertible Notes only after all secured indebtedness has been paid in full. We paid off our Antares Credit Agreement on December 7, 2021 and the Bank of America Senior Revolver we entered into on December 7, 2021 had a zero balance as of December 31, 2023. The holders of the 2026 Convertible Notes may receive less, ratably, than the holders of secured indebtedness in the event of our or any of the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

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

As of December 31, 2023, 174,894 of the 366,533 private placement warrants (the “IPO Warrants”) that were issued concurrently with the IPO were outstanding. The IPO Warrants and the shares of Common Stock issuable upon the exercise of the IPO Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the IPO Warrants are held by someone other than the initial purchasers or their permitted transferees, the IPO Warrants will be redeemable by us and exercisable by such holders on the same basis as the warrants included in the units sold in the IPO, in which case the outstanding 174,894 IPO Warrants could be redeemed by the Company for $2,106 (or $0.01 per Warrant). Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to its own stock, and therefore, from being accounted for as equity. As a result of the provision that the IPO Warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by us, the requirements for accounting for these warrants as equity are not satisfied. Therefore, we are required to account for these IPO Warrants as a warrant liability and record (a) that liability at fair value, which was determined as the same as the fair value of the warrants included in the units sold in the IPO, and (b) any subsequent changes in fair value as of the end of each period for which earnings are reported. Our PIPE warrants and RDO warrants qualify for similar accounting treatment under GAAP. Additionally, we expect that in future periods our common stock purchase warrants issued in connection with the private placements will require similar treatment. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

The price of our Common Stock has been and could remain volatile and a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The market price of our Common Stock has historically experienced and may continue to experience significant volatility. From January 1, 2022 through December 31, 2023, the market price of our Common Stock, which is listed on the NYSE, fluctuated from a high of $12.69 per share in the second quarter of 2022 to a low of $0.63 in the fourth quarter of 2022. Additionally, the price of our securities has fluctuated significantly due to general economic conditions and forecasts, our general business condition and the release of our financial reports and other announcements. If our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or if an active trading market for our securities is not otherwise sustained, their liquidity and price may be more limited and you may be unable to sell your securities.

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

Risk Related to the Acquisition of Pangiam

BigBear.ai stockholders may not realize a benefit from the Pangiam Acquisition commensurate with the ownership dilution they will experience in connection with the Pangiam Acquisition.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Pangiam Acquisition, BigBear.ai stockholders will have experienced dilution of their ownership interests without receiving a commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Pangiam Acquisition.

BigBear.ai may not achieve the benefits it expects from the Pangiam Acquisition, which may have an adverse effect on both BigBear.ai’s and Pangiam’s business, financial condition and operating results.

BigBear.ai consummated the Pangiam Acquisition with the expectation that the Pangiam Acquisition will result in benefits to the combined company. Post-acquisition challenges include, among others, the following:

•retaining the management and employees of the combined company;

•attracting and hiring new personnel key to the growth and development of the combined company;

•retaining existing strategic partners and suppliers for the combined company; and

•attracting new customers while maintaining existing customers.

If the combined company is not successful in addressing these and other challenges, then the benefits of the Pangiam Acquisition may not be realized and, as a result, the combined company’s operating results and the market price of BigBear.ai Common Stock may be adversely affected.

The combined company may be unable to integrate successfully the businesses of BigBear.ai and Pangiam and realize the anticipated benefits of the Pangiam Acquisition.

The Pangiam Acquisition involves the combination of two companies which previously operated as independent companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the Pangiam Acquisition if the integration process takes longer than expected or is more costly than expected. Some of the potential difficulties the combined company may encounter in the integration process include the following:

•the inability to successfully combine the businesses of BigBear.ai and Pangiam in a manner that permits the combined company to achieve the anticipated benefits from the Pangiam Acquisition, which would result in those benefits not being realized partly or wholly in the time frame currently anticipated or at all;

•creation of uniform standards, controls, procedures, policies and information systems; and

•potential unknown liabilities and unforeseen increased expenses.

Pangiam’s potential products and technologies are in early stages of development.

The development of new technology products is a highly risky undertaking. Pangiam’s technologies and products will require additional research, development and trials. There can be no assurance that any future research, development or trial efforts will result in viable products. Future results may be negative or insufficient to allow the surviving company to pursue further development or to successfully market its products, if approved. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have an adverse effect on the ability of the surviving company to achieve its financial goals.

General Risk Factors

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our software and services is often discretionary and typically involves a significant commitment of capital and other resources. A further downturn in economic conditions, global political and economic uncertainty, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our software and services. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our software or services. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, including the ongoing conflicts in Ukraine, Israel, and Gaza, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our software and services, material default rates among our customers, reduced sales of our software or services, and lower or no growth.

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

As a public company, we have experienced increased costs for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

We are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable after the Gig Business Combination. As disclosed elsewhere in this Annual Report on Form 10-K, we previously identified and disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

As of December 31, 2023, management completed the implementation of our remediation efforts of the material weaknesses. Remediation efforts included enhancing our control design and demonstrating our ability to effectively operate our controls. Management enhanced the risk assessment process and design of internal control over financial reporting by implementing mitigating controls over segregation of duties; enhancing the documentation and timing of the Company’s analysis and conclusions on revenue recognition from contracts with customers at time of award or modification; implementing or enhancing IT General Controls; developing oversight policies; and increased monitoring and oversight activities across all business process areas. The material weaknesses are considered remediated. The applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

However, if, in the future, the Company is unable to maintain effective internal control over financial reporting pursuant to Section 404(a), the Company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to financial reporting misstatements and adverse regulatory consequences and could harm investor confidence and the market price of the Company’s shares of common stock.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, including the ongoing conflicts in Ukraine, Israel, and Gaza, war, the effects of climate change (such as drought, wildfires, increased storm severity, and sea level rise), and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.

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

We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. For example, during the second and fourth quarters of 2022, we recognized a non-cash goodwill impairment charge related to our previously reported Cyber & Engineering and Analytics business segments, respectively.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We have faced increased legal, accounting, administrative and other costs and expenses as a public company that we and our subsidiaries did not incur as private companies. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements have increased costs and made certain activities more time-consuming. A number of those requirements have required us to carry out activities we and our subsidiaries have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs could require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we do not file and maintain a current and effective registration statement relating to the Common Stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective registration statement relating to the Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective registration statement relating to the Common Stock issuable upon exercise of the warrants is available. Under the terms of the Warrant Agreement, dated as of February 8, 2021, between GigCapital4 and the Transfer Agent (the “Warrant Agreement”), the New RDO warrant (as defined herein) and the New PIPE warrant (as defined herein), we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective registration statement relating to the Common Stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in us may be reduced or the warrants may expire worthless.

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

The additional shares of Common Stock issued upon exercise of our public and private warrants will result in dilution to the then existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of an initial business combination, including the Gig Business Combination, or exercise of the warrants. Accordingly, the warrants may expire worthless.

If we fail to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if our products or services are not adopted as expected, we will not be able to compete effectively.

We operate in a highly competitive, quickly changing environment, and the Company’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our ability to successfully introduce and market new products is unproven. Because we have a limited operating history and the market for our products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the company’s operating results, particularly with respect to any new products that it may introduce. Our future success will depend in large part upon our ability to identify demand trends in the market in which we operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

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

If the Gig Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Gig Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. The market values of our securities may vary significantly from their prices on the date the Gig Business Combination was executed.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Gig Business Combination, there was not a public market for BigBear.ai’s stock and trading in the shares of our Common Stock has not been active. Accordingly, the valuation ascribed to BigBear.ai and our Common Stock in the Gig Business Combination may not be indicative of the price that prevailed in the trading market following the Gig Business Combination. If an active market for our securities develops and continues, the trading price of our securities following the Gig Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

•sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism, including the ongoing conflicts in Ukraine, Israel, and Gaza.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we became required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ended December 31, 2022, and were required to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of BigBear.ai as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of BigBear.ai are documented, designed or operating.

As disclosed elsewhere in this Annual Report on Form 10-K, we previously identified and disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. As of December 31, 2023, management completed the implementation of our remediation efforts of the material weaknesses. Remediation efforts included enhancing our control design and demonstrating our ability to effectively operate our controls. Management enhanced the risk assessment process and design of internal control over financial reporting by implementing mitigating controls over segregation of duties; enhancing the documentation and timing of the Company’s analysis and conclusions on revenue recognition from contracts with customers at time of award or modification; implementing or enhancing IT General Controls; developing oversight policies; and increased monitoring and oversight activities across all business process areas. The material weaknesses are considered remediated.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of BigBear.ai in the future or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Certain of our stockholders have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of Common Stock held by the Initial Stockholders, shares of Common Stock received by Ultimate as part of the Gig Business Combination, shares of Common Stock received by the Seller as part of the Pangiam Acquisition, and the 2026 Convertible Notes Shares, if applicable. Sales of a substantial number of shares of Common Stock pursuant to a prospectus in the public market could occur at any time a prospectus covering such shares remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

If we fail to maintain an effective system of internal controls over financial reporting, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As further described, in Part II Item 9A “Controls and Procedures”, we previously identified and disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. As of December 31, 2023, management completed the implementation of our remediation efforts of the material weaknesses. Remediation efforts included enhancing our control design and demonstrating our ability to effectively operate our controls. Management enhanced the risk assessment process and design of internal control over financial reporting by implementing mitigating controls over segregation of duties; enhancing the documentation and timing of the Company’s analysis and conclusions on revenue recognition from contracts with customers at time of award or modification; implementing or enhancing IT General Controls; developing oversight policies; and increased monitoring and oversight activities across all business process areas. The material weaknesses are considered remediated.

However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Material inaccuracies in our financial statements would impair their value to management and our Board of Directors in making decisions as to the operation of our business, could impair our reputation and cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries, including nation state actors, that target the defense industrial base and other critical infrastructure sectors. Our customers, suppliers, subcontractors and joint venture partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations.

Our Cybersecurity program, is built upon the National Institute of Standards and Technology Cybersecurity Framework (the “NIST Framework”), issued by the U.S. government as a guideline to manage cybersecurity-related risk. Additionally, we also employ industry best practices and other global and local standards and regulations as we continuously evaluate our risks. We utilize independent third-parties to assess our adherence to these frameworks.

Our Cybersecurity program is supervised by a dedicated Chief Information Security Officer (CISO), who has over 15 years experience in cybersecurity and operations and holds the following certifications: Certified Information Systems Security Professional (CISSP) and Certification in Risk and Information Systems Control (CRISC). The CISO’s team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. A strong partnership exists between our Information Technology, Cybersecurity, Internal Audit, and Legal functions so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required. We have established a Governance, Risk, and Compliance (GRC) program to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO reports information about such risks to the Board of Directors.

Our cybersecurity strategy is built upon the principle that cybersecurity risk is business risk and must be addressed within the context of the overall enterprise risk. Our practices include development, implementation, and improvement of policies, standards, and guidelines, which serve as the foundation of our program. We continuously monitor cybersecurity vulnerabilities and potential attack vectors and evaluate the potential operational impacts of any threat and cybersecurity risk countermeasures made to defend against such threats. We leverage government partnerships, industry and government associations, third-party benchmarking, and threat intelligence to safeguard information and ensure availability of critical data and systems.

We have a robust Incident Response Plan that coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess, escalate, contain, investigate, and remediate the incident, as well as comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our Cybersecurity Awareness Program engages personnel through training on how to identify potential cybersecurity risks and protect BigBear.ai’s resources and information. This training is mandatory for all employees and is supplemented by enterprise testing initiatives, including periodic phishing tests. We provide specialized security training for certain employees, such as application developers.

We carry cyber liability insurance to provide a level of financial protection should a data breach occur.

To date, the Company has not experienced any material cybersecurity incidents and we are not aware of any cybersecurity risks that are reasonably likely to materially affect the Company.

The Board of Directors, as well as the Audit Committee and Nominating and Governance Committee have oversight of risks from cybersecurity threats. Each of these bodies is informed of these risks at quarterly meetings at a minimum, and on an ad hoc basis, as necessary.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.

Item 2. Properties

We occupy approximately fifty four thousand square feet of leased building space at five primary locations. We have significant operations in the following locations:

•Columbia, Maryland (Corporate Headquarters)
•Ann Arbor, Michigan;
•Chantilly, Virginia;
•Charlottesville, Virginia
•McLean, Virginia

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

Holders
As of December 31, 2023, there were 86 common stockholders of record.

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

Stock Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2023 of $100 invested in BigBear.ai Holdings common stock on December 8, 2021 to the New York Stock Exchange (NYSE) Index and the S&P 500 Information Technology Index.
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

•Results of Operations: This section provides a discussion of our results of operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

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

Business Overview

Our mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management, and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers.

Recent Developments

Pangiam Acquisition

On February 29, 2024, the Company completed the acquisition of Pangiam Intermediate Holdings, LLC (“Pangiam” or the “Pangiam Acquisition”), a leader in vision AI for the global trade, travel, and digital identity industries. The combination of BigBear.ai and Pangiam creates one of the industry’s most comprehensive vision and edge AI portfolios, combining facial recognition, image-based anomaly detection and advanced biometrics with BigBear.ai’s computer vision and predictive analytics capabilities, positioning the Company as a foundational leader in how artificial intelligence is operationalized at the edge.

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding Private Placement (the “PIPE warrants”) to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of approximately $33.2 million. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “Second New Warrant”) in a private placement. The Second New Warrant will become exercisable commencing at any time on or after September 5, 2024 (the “Exercise Date”), expiring after five years, with an exercise price per share equal to $4.75.

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding Registered Direct Offering (the “RDO warrants”) to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of approximately $20.6 million. In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “First New Warrant”) in a private placement. The First New Warrant will become exercisable commencing at any time on or after August 28, 2024, expiring after five years, with an exercise price per share equal to $3.78.

Registered Direct Offering

On June 13, 2023, the Company consummated the closing of a registered direct offering (the “Offering”) pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value (“Common Stock”) and accompanying common warrants (“RDO warrants”). Each share of Common Stock was accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants were initially exercisable for up to 8,886,255 shares of Common Stock. The RDO warrants became exercisable six months after issuance and had a five-year term. The aggregate gross proceeds to the Company were approximately $25 million before deducting underwriting discounts and commissions and offering expenses. The Company intends to use the proceeds from the Offering primarily for general corporate purposes.

Private Placement

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”), pursuant to the terms and conditions of the Securities Purchase Agreement, dated January 16, 2023, by and among the Company and Armistice Capital Master Fund Ltd. At the closing of the Private Placement, the Company issued 13,888,889 shares (the “Private Placement Shares”) of the Company’s common stock at par value and a Common Stock purchase warrant (the “PIPE Warrant”) to purchase up to an additional 13,888,889 shares of Common Stock at an exercise price of $2.39 per share.

The purchase price per share of each Private Placement Share and the associated Warrant was $1.80. The aggregate gross proceeds to the Company from the Private Placement were approximately $25 million before deducting the placement agent fees and other offering expenses payable by the Company. The Company used the net proceeds from the offering for general corporate purposes, including working capital.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the three months ended March 31, 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the

CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined that it manages its operations as a single operating and reportable segment.

The single reportable segment is consistent with information used by the CODM to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports.

U.S. Budget Environment

The majority of our revenue is derived from federal government contracts. U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term. On January 19, 2024, the President signed a continuing resolution that extends funding of appropriations bills to March 2024. This will provide Congress additional time to enact FY 2024 appropriations bills based on the overarching U.S. Government spending agreement reached by House and Senate leaders on January 7, 2024 which capped National Defense in FY 2024 to $886 billion. Overall, congressional sentiment remains strong for supporting the National Defense Strategy and defense spending. However, the logistical and political challenges, especially in the U.S. House of Representatives, are complex and add funding risk. Under the continuing resolution, funding at amounts consistent with appropriated levels for FY 2023 are available, subject to certain restrictions, but new contract and program starts are not authorized. We expect our key contracts will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new contract awards, and those delays may adversely affect our results of operations.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our federal government contracts.

Geopolitical Environment

We operate in a complex and evolving security environment and our business is affected by geopolitical issues. Conflicts in Ukraine, Israel, and Gaza have significantly elevated global geopolitical tensions and security concerns. For our government customers, their focus on addressing immediate needs in these regions has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While these conflicts are still evolving and the eventual outcomes remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these conflicts worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

Components of Results of Operations

Revenues

We generate revenue by providing our customers with Edge AI-powered decision intelligence solutions and services for data ingestion, data enrichment, data processing, artificial intelligence, machine learning, predictive analytics and predictive visualization. We have a diverse base of customers, including government defense, government intelligence, as well as various commercial enterprises. We generate revenue from providing both software and services to our customers.

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

Research and Development

Research and development expenses primarily consist of salaries, stock-based compensation expense, and benefits for personnel involved in research and development activities as well as allocated overhead. Certain research and development expenses relate to software developed for sale, lease, or will otherwise be marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software, are capitalized when they are expected to become significant. All other research and development expenses are expensed in the period incurred.

Restructuring Charges

Restructuring charges consist of employee separation costs and impairment of lease right-of-use assets related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

Transaction expenses incurred in 2023 consist primarily of diligence, legal, and other related expenses incurred associated with the Pangiam Acquisition. Transaction costs incurred in 2022 are primarily related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

We expect to incur additional transaction expenses and integration costs in the future as we work to integrate the acquisition of Pangiam, which was completed on February 29, 2024. Refer to Note W—Subsequent Events of the consolidated financial statements included in this Annual Report on Form 10-K for more information.

Goodwill Impairment

Goodwill impairment consists of non-cash impairments of the goodwill in the previously reported Cyber & Engineering and Analytics reportable segments.

Net Increase (Decrease) in Fair Value of Derivatives

Net increase (decrease) in fair value of derivatives consists of fair value remeasurements of Private Placement warrants, PIPE warrants, RDO warrants, and the Written put option.

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

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Year Ended December 31,
	2023	2022	2021
Revenues	$155,164	$155,011	$145,578
Cost of revenues	114,563	112,018	111,510
Gross margin	40,601	42,993	34,068
Operating expenses:
Selling, general and administrative	71,057	84,775	106,507
Research and development	5,035	8,393	6,033
Restructuring charges	822	4,203	—
Transaction expenses	2,721	2,605	—
Goodwill impairment	—	53,544	—
Operating loss	(39,034)	(110,527)	(78,472)
Net increase (decrease) in fair value of derivatives	7,424	(1,591)	33,353
Loss on extinguishment of debt	—	—	2,881
Interest expense	14,200	14,436	7,762
Other (income) expense	(393)	19	—
Loss before taxes	(60,265)	(123,391)	(122,468)
Income tax expense (benefit)	101	(1,717)	1,084
Net loss	$(60,366)	$(121,674)	$(123,552)

Comparison of the Year Ended December 31, 2023, 2022 and 2021

Revenues

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Revenues	$155,164	$155,011	$145,578	$153	0.1%	$9,433	6.5%

Revenues increased by $153 during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily as a result of increased revenue on certain Army programs as a result of new contract awards and higher volume. These increases were offset by the wind-down of certain Air Force programs at the beginning of the third quarter of 2023 as well as lower volume from Virgin Orbit as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023.

Revenues increased by $9,433 during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily driven by new contracts awarded in 2022, resulting in higher volume.

Cost of Revenues

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Cost of revenues	$114,563	$112,018	$111,510	$2,545	2.3%	$508	0.5%
Cost of revenues as a percentage of revenues	74%	72%	77%

Cost of revenues as a percentage of total revenues increased to 74% for the year ended December 31, 2023 as compared to 72% for the year ended December 31, 2022. The year ended December 31, 2023 does not include activity from Virgin Orbit after the first quarter of 2023 as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023 which was a primary driver of the decrease in gross margin during the year as compared to the year ended December 31, 2022.

Cost of revenues as a percentage of total revenues decreased to 72% for the year ended December 31, 2022 as compared to 77% for the year ended December 31, 2021 due to lower margins on certain prototype contracts that were performed during 2022.

SG&A

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
SG&A	$71,057	$84,775	$106,507	$(13,718)	(16.2)%	$(21,732)	(20.4)%
SG&A as a percentage of revenues	46%	55%	73%

SG&A expenses as a percentage of total revenues for the year ended December 31, 2023 decreased to 46% as compared to 55% for the year ended December 31, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring actions, as well as reduction in non-recurring integration costs of $7,255, capital market advisory fees of $741, and commercial start-up costs of $6,490 incurred during the year ended December 31, 2022 that were not repeated in the comparable period. These decreases were partially offset by $3,025 of professional fees related to non-recurring strategic initiatives, $2,250 of non-recurring litigation expenses, and bad debt reserves of $1,425 related to the settlement of Virgin Orbit’s Chapter 11 bankruptcy proceedings.

SG&A expenses as a percentage of total revenues for the year ended December 31, 2022 decreased to 55% as compared to 73% for the year ended December 31, 2021, which was primarily driven by a $46,367 reduction of equity-based compensation cost and $6,176 reduction in capital market advisory fees, partially offset by additional investment in commercial start-up costs of $3,472, $5,472 of increased non-recurring integration costs to streamline business functions across the Company and realize synergies from our acquisitions, and $4,233 related to D&O insurance.

Research and Development

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Research and development	$5,035	$8,393	$6,033	$(3,358)	(40.0)%	$2,360	39.1%

Research and development expenses decreased by $3,358 during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in research and development expenses was driven by certain software development projects that have reached the technological feasibility stage and for which related costs were capitalized during the year ended December 31, 2023.

Research and development expenses increased by $2,360 during the year ended December 31, 2022 as compared to the year ended December 31, 2021, driven by increased hiring and headcount in our innovations lab as well as investment in various research projects aimed at continuing to develop and refine our solutions, including enhancing features and functionality, adding new modules, and improving the application of the latest AI/ML technologies in the solutions we deliver to our customers.

Restructuring Charges

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Restructuring charges	$822	$4,203	$—	$(3,381)	(80.4)%	$4,203	100.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services. Restructuring charges for the year ended December 31, 2022 includes the impairment of lease right-of-use assets associated with these strategic cost saving initiatives.

Transaction Expenses

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Transaction expenses	$2,721	$2,605	$—	$116	4.5%	$2,605	100.0%

Transaction expenses for the year ended December 31, 2023 consist of diligence, legal and other related expenses incurred associated with the Pangiam Acquisition.

Transaction expenses for the year ended December 31, 2022 are related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Goodwill impairment	$—	$53,544	$—	$(53,544)	(100.0)%	$53,544	100.0%

Goodwill impairment for the year ended December 31, 2022 consists of $35,252 and $18,292 of non-cash impairments of the goodwill in the previously reported Cyber & Engineering and Analytics reportable segments, respectively.

Net Increase (Decrease) in Fair Value of Derivatives

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Net increase (decrease) in fair value of derivatives	$7,424	$(1,591)	$33,353	$9,015	(566.6)%	$(34,944)	(104.8)%

The net increase in fair value of derivatives of $7,424 for the year ended December 31, 2023 consists of fair value remeasurements of private warrants, PIPE warrants, and Registered Direct Offering warrants. The net decrease in fair value of derivatives of $1,591 for the year ended December 31, 2022 consists of fair value remeasurements of the Written put option and private warrants. The Written put option was fully settled as of March 31, 2022.

Loss on Extinguishment of Debt

The loss on extinguishment of debt of $2,881 for the year ended December 31, 2021 consists of the derecognition of the remaining unamortized debt issuance costs related to the settlement of the Antares Capital Credit Facility in December 2021.

Interest Expense

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Interest expense	$14,200	$14,436	$7,762	$(236)	(1.6)%	$6,674	86.0%

Interest expense during the year ended December 31, 2023 and the year ended December 31, 2022 consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Interest expense increased by $6,674 during the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in interest expense was primarily driven by the higher principal balance of debt associated with our Convertible Notes as compared to the principal balance of debt under our Antares Capital Credit Facility, which was fully settled and terminated in December 2021. The interest expense in the year ended December 31, 2021 was primarily incurred in connection with the Antares Capital Credit Facility.

Other (Income) Expense

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Other (income) expense	$(393)	$19	$—	$(412)	(2168.4)%	$19	100.0%

The change in other (income) expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Year Ended December 31,			Year-Over-Year Change
	2023	2022	2021	2023 vs 2022		2022 vs 2021
Income tax expense (benefit)	$101	$(1,717)	$1,084	$1,818	(105.9)%	$(2,801)	(258.4)%
Effective tax rate	(0.2)%	1.4%	(0.9)%

The decrease in the effective tax rate for the year ended December 31, 2023 from the year ended December 31, 2022 was primarily due to the realization of deferred tax assets as a result of deferred tax liabilities arising from the acquisition of ProModel Corporation in 2022. The effective tax rate for the year ended December 31, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes and the change in valuation allowance.

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

As of December 31, 2023, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note M—Income Taxes of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax expense (benefit), depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase (decrease) in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, goodwill impairment, non-recurring integration costs, capital market advisory fees, commercial start-up costs, loss on extinguishment of debt, transaction bonuses, termination of legacy benefits, and management fees. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Year Ended December 31,
	2023	2022	2021
Net loss	$(60,366)	$(121,674)	$(123,552)
Interest expense	14,200	14,436	7,762
Interest income	(392)	—	—
Income tax expense (benefit)	101	(1,717)	1,084
Depreciation and amortization	7,901	7,758	7,262
EBITDA	(38,556)	(101,197)	(107,444)
Adjustments:
Equity-based compensation	18,671	10,865	60,615
Employer payroll taxes related to equity-based compensation(1)	440	—	—
Net increase (decrease) in fair value of derivatives(2)	7,424	(1,591)	33,353
Restructuring charges(3)	822	4,203	—
Non-recurring strategic initiatives(4)	3,025	—	—
Non-recurring litigation(5)	2,250	—	—
Transaction expenses(6)	2,721	2,605	—
Goodwill impairment(7)	—	53,544	—
Non-recurring integration costs(8)	—	7,255	1,783
Capital market advisory fees(9)	—	741	6,917
Commercial start-up costs(10)	—	6,490	3,018
Loss on extinguishment of debt(11)	—	—	2,881
Transaction bonuses(12)	—	—	1,089
Termination of legacy benefits(13)	—	—	1,639
Management fees(14)	—	—	1,001
Adjusted EBITDA	$(3,203)	$(17,085)	$4,852

(1)	Includes employer payroll taxes due upon the vesting of restricted stock units granted to employees.
(2)
The increase in fair value of derivatives during the year ended December 31, 2023 primarily relates to changes in the fair value of PIPE warrant and RDO warrants issued during the first and second quarters of 2023. The (decrease) increase in fair value of derivatives during the years ended December 31, 2022 and 2021 primarily relate to the Forward Share Purchase Agreements that were entered into prior to the closing of our business combination on December 7, 2021 (the “Gig Business Combination”) and were fully settled during the first quarter of 2022, as well as the change in the fair value of private warrants.

(3)
In the third and fourth quarters of 2022 and the first quarter of 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services. In addition, restructuring charges during the year ended December 31, 2022 include an impairment of the right-of-use assets associated with certain underutilized real estate leases that we vacated during the fourth quarter.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)
Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.

(6)
Transaction expenses during the year ended December 31, 2023 consist primarily of diligence, legal, and other related expenses incurred associated with the Pangiam Acquisition. Transaction costs incurred during the year ended December 31, 2022 are primarily related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

(7)
During the second and fourth quarter of 2022, the Company recognized non-cash goodwill impairment charges related to its previously reported Cyber & Engineering and Analytics reportable segments, respectively. During the first quarter of 2023, the Company reevaluated its operating and reportable segments following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined it that it manages its operations as a single operating and reportable segment.

(8)	Non-recurring internal integration costs related to the Gig Business Combination.
(9)	The Company incurred capital market and advisory fees related to advisors assisting with the Gig Business Combination.
(10)	Commercial start-up costs include certain non-recurring expenses associated with tailoring the Company’s products for commercial customers and use cases.
(11)	Loss on extinguishment of debt consists of the derecognition of the remaining unamortized debt issuance costs related to the Antares Capital Credit Facility upon its settlement in December 2021.
(12)	Bonuses paid to certain employees related to the closing of the Gig Business Combination.

(13)	In the third quarter of 2021, the Company elected to terminate certain legacy employee incentive benefits.
(14)	Management and other related consulting fees paid to AE Partners. These fees ceased subsequent to the Gig Business Combination.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	$(18,307)	$(48,918)	$(19,782)
Capital expenditures, net	(3,830)	(769)	(639)
Free cash flow	$(22,137)	$(49,687)	$(20,421)

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

The following table summarizes certain backlog information (in thousands):

	December 31, 2023	December 31, 2022
Funded	$30,112	$57,234
Unfunded	49,382	18,220
Priced, unexercised options	63,878	112,119
Unpriced, unexercised options	24,438	30,900
Total backlog	$167,810	$218,473

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts.

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

As stated in Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K, the Company was not in compliance with the covenants of the Senior Revolver as of June 30, 2022 and September 30, 2022. The Company entered into the First Amendment, which waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022, and the Second Amendment, which removed the requirement to comply with the minimum Fixed Charge Coverage ratio. See Bank of America Senior Revolver section below for more information regarding the First and Second Amendments.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity consists primarily of available cash and cash equivalents. The following table details our available liquidity:

	December 31, 2023	December 31, 2022
Available cash and cash equivalents	$32,557	$12,632
Available borrowings from our existing credit facilities	—	—
Total available liquidity	$32,557	$12,632

The following table summarizes our existing credit facilities:

	December 31, 2023	December 31, 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,229	2,059
Total debt	201,229	202,059
Less: unamortized issuance costs	5,727	7,682
Total debt, net	195,502	194,377
Less: current portion	1,229	2,059
Long-term debt, net	$194,273	$192,318

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K. The Convertible Notes mature on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2023, the Company was in compliance with all covenants related to the Convertible Notes.

As of December 31, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $5.7 million of unamortized debt issuance costs.

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

Failure to meet these Adjusted EBITDA requirements is not deemed to be a default but will limit the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA thresholds as defined in the Second Amendment. The Company met the Adjusted EBITDA requirement for the first time as of December 31, 2023. In order to draw on the Senior Revolver, the Company must complete a field exam, submit monthly borrowing base certifications, and continue to submit certifications for, and maintain compliance with, the Fixed Charge Coverage ratio. The Company expects to be able to borrow on the Senior Revolver in the first quarter of 2024, subject to the completion of the aforementioned field exam and submissions of required certifications.

As of December 31, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $134 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note K—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1,229 loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023.

PIPE Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for total gross proceeds of approximately $33.2 million, prior to deducting estimated offering expenses.

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for total gross proceeds of approximately $20.6 million, prior to deducting estimated offering expenses.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Year Ended December 31,
	2023	2022	2021
Net cash used in operating activities	(18,307)	(48,918)	(19,782)
Net cash used in investing activities	(3,830)	(5,234)	(863)
Net cash provided by (used in) financing activities	42,062	(103,137)	180,862
Net increase (decrease) in cash and cash equivalents and restricted cash	19,925	(157,289)	160,217
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$32,557	$12,632	$169,921

Operating activities

For the year ended December 31, 2023, net cash used in operating activities was $18,307. Net loss before deducting depreciation, amortization and other non-cash items was $21,918 and offset by a favorable change in net working capital of $3,611 which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $6,403, a decrease in prepaid expenses and other assets of $5,899, and in increase in accrued liabilities of $2,637. These were partially offset by an increase in contract assets of $3,510, a decrease in accounts payable of $4,384, a decrease in contract liabilities of $1,143, and a decrease in other liabilities of $2,291.

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

Investing activities

For the year ended December 31, 2023, net cash used in investing activities was $3,830, primarily consisting of capitalized software development costs of $3,828.

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

Financing activities

For the year ended December 31, 2023, net cash provided by financing activities was $42,062, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50,000, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5,724, proceeds from the issuance of common stock upon ESPP purchase of $1,176, the payment of taxes related to net share settlement of equity awards $2,560, and net repayment of $830 related to the D&O Financing Loans.

For the year ended December 31, 2022, net cash used in financing activities was $103,137, primarily consisting of the purchase of Company shares as a result of settlement of the FPAs of $100,896, and the net short-term borrowings of $2,174 related to the D&O Financing Loan and 2023 D&O Financing Loan.

For the year ended December 31, 2021, net cash provided by financing activities was $180,862, consisting primarily of the proceeds from the issuance of convertible notes of $200,000, proceeds from the Gig Business Combination of $101,958, and net proceeds from short-term borrowings of $4,233. These cash inflows were partially offset primarily by the repayment of the term loan of $110,000, the payment of Gig Business Combination transaction costs of $9,802, and the payment of debt issuance costs of $5,527.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note B of our audited consolidated financial statements for the year ended December 31, 2023 included in this Annual Report on Form 10-K. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our consolidated statements of operations, as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

We assess goodwill for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the purposes of impairment testing, we have determined that we have two reporting units. Our test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed.

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

Goodwill Impairment Testing

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the first quarter of 2023, the Company reevaluated its operating and reportable segments under FASB ASC 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, the Company determined it that it manages its operations as a single operating and reportable segment, which comprises a single reporting unit. The goodwill of the Cyber & Engineering and Analytics reporting units was combined into a single reporting unit during the first quarter of 2023.

The Company assessed if the reorganization was potentially masking a goodwill impairment by performing a quantitative impairment assessment of the Company’s reporting units immediately before and after the reorganization. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The fair value of the Company’s reporting units immediately before and after the reorganization exceeded its carrying values.

We performed our annual qualitative goodwill assessment during the fourth quarter of 2023, and based on our qualitative assessment, a quantitative assessment was necessary. Following the quantitative assessment, it was determined that no goodwill impairment would be recognized for the year ended December 31, 2023.

During the second and fourth quarters of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of the Cyber & Engineering and Analytics reporting units, which comprised the previously reported Cyber & Engineering and Analytics reportable segments, may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to current macroeconomic headwinds, delays in contract awards, and changes to previously anticipated growth rates. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company determined that a quantitative goodwill impairment assessments should be performed. The Company utilized a combination of the DCF method of the Income Approach and the Market Approach. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering and Analytics reporting units exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252 and $18,292 in the second quarter and fourth quarter of 2022, respectively, which are included within the consolidated statements of operations for the year ended December 31, 2022.

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

Warrants

Warrants are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”) do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company remeasures the warrant liability at fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations.

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

Class B Unit Incentive Plan

In February 2021, the Company’s Parent, BBAI Ultimate Holdings, LLC (“Parent”), adopted a written compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to present and future directors, managers, officers, employees, consultants, advisors, and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based, and market-based conditions. The grant date fair value for the Incentive Units was $5.19.

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units will immediately become fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the GigCapital4, Inc. (“GigCapital4”) Business Combination Agreement. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

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

On December 7, 2021, the Gig Business Combination between Parent and GigCapital4 was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of thirty months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment.

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

Stock Options generally vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Performance Stock Units (“PSUs”) to a certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee (“Discretionary PSUs”). The Company also grants PSUs to employees under the Company’s Short-term Incentive Plan (“STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

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
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of December 31, 2023, the outstanding principal amount of our long-term debt was $200,000 excluding unamortized discounts and issuance costs of $5.7 million.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Arlington, Virginia
March 15, 2024

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,557	$12,632
Accounts receivable, less allowance for credit losses of $230 as of December 31, 2023 and $98 as of December 31, 2022	21,949	30,091
Contract assets	4,822	1,312
Prepaid expenses and other current assets	4,449	10,300
Total current assets	63,777	54,335
Non-current assets:
Property and equipment, net	997	1,433
Goodwill	48,683	48,683
Intangible assets, net	82,040	85,685
Right-of-use assets	4,041	4,638
Deferred tax assets	—	51
Other non-current assets	372	483
Total assets	$199,910	$195,308

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,038	$15,422
Short-term debt, including current portion of long-term debt	1,229	2,059
Accrued liabilities	16,233	13,366
Contract liabilities	879	2,022
Current portion of long-term lease liability	779	806
Derivative liabilities	37,862	—
Other current liabilities	602	2,085
Total current liabilities	68,622	35,760
Non-current liabilities:
Long-term debt, net	194,273	192,318
Long-term lease liability	4,313	5,092
Deferred tax liabilities	37	—
Other non-current liabilities	—	10
Total liabilities	267,245	233,180
Commitments and contingencies (Note O)
Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized and 157,287,522 shares issued and outstanding at December 31, 2023 and 127,022,363 at December 31, 2022	17	14
Additional paid-in capital	303,428	272,528
Treasury stock, at cost 9,952,803 shares at December 31, 2023 and December 31, 2022	(57,350)	(57,350)
Accumulated deficit	(313,430)	(253,064)
Total stockholders’ deficit	(67,335)	(37,872)
Total liabilities and stockholders’ deficit	$199,910	$195,308

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues	$155,164	$155,011	$145,578
Cost of revenues	114,563	112,018	111,510
Gross margin	40,601	42,993	34,068
Operating expenses:
Selling, general and administrative	71,057	84,775	106,507
Research and development	5,035	8,393	6,033
Restructuring charges	822	4,203	—
Transaction expenses	2,721	2,605	—
Goodwill impairment	—	53,544	—
Operating loss	(39,034)	(110,527)	(78,472)
Interest expense	14,200	14,436	7,762
Net increase (decrease) in fair value of derivatives	7,424	(1,591)	33,353
Loss on extinguishment of debt	—	—	2,881
Other (income) expense	(393)	19	—
Loss before taxes	(60,265)	(123,391)	(122,468)
Income tax expense (benefit)	101	(1,717)	1,084
Net loss	$(60,366)	$(121,674)	$(123,552)

Basic net loss per share	$(0.40)	$(0.95)	$(1.15)
Diluted net loss per share	$(0.40)	$(0.95)	$(1.15)

Weighted-average shares outstanding:
Basic	149,234,917	127,698,478	107,009,834
Diluted	149,234,917	127,698,478	107,009,834

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Year Ended December 31, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(60,366)	(60,366)
Equity-based compensation expense	—	—	18,671	—	—	18,671
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	3,374,625	—	(2,790)	—	—	(2,790)
Issuance of shares purchased under ESPP	1,153,116	—	1,176	—	—	1,176
Issuance of shares for exercised convertible notes	188	—	—	—	—	—
As of December 31, 2023	157,287,522	$17	$303,428	$(57,350)	$(313,430)	$(67,335)

	Year Ended December 31, 2022
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity (deficit)
As of December 31, 2021	135,566,227	$14	$253,744	$—	$(131,390)	$122,368
Net loss	—	—	—	—	(121,674)	(121,674)
Equity-based compensation expense	—	—	10,865	—	—	10,865
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	7,501
Exercise of warrants	51	—	1	—	—	1
Issuance of shares purchased under ESPP	508,062	—	417	—	—	417
Issuance of shares vested for RSUs	250,850	—	—	—	—	—
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)

	Year Ended December 31, 2021
	Common Stock		Additional	Accumulated	Total stockholders’
	Shares	Amount	paid-in capital	deficit	equity
As of December 31, 2020 (1)	105,000,000	$11	$108,224	$(7,838)	$100,397
Net loss	—	—	—	(123,552)	(123,552)
Equity-based compensation expense	—	—	60,615	—	60,615
GigCapital4 shares net of redemptions, including PIPE, warrant liability, and Gig Business Combination costs	30,566,227	3	84,905	—	84,908
As of December 31, 2021	135,566,227	$14	$253,744	$(131,390)	$122,368

(1) The units of the Company prior to the Gig Business Combination (as defined in Note P—Written Put Option) have been retroactively restated to reflect the exchange ratio established in the Gig Business Combination (computed as 105,000,000 shares of Common Stock to 100 Company units).

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(60,366)	$(121,674)	$(123,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,901	7,758	7,262
Amortization of debt issuance costs	2,018	2,302	679
Equity-based compensation expense	18,671	10,865	60,615
Goodwill impairment	—	53,544	—
Impairment of right-of-use assets	—	901	—
Non-cash lease expense	597	174	—
Provision for doubtful accounts	1,739	55	—
Deferred income tax expense (benefit)	88	(1,757)	1,042
Loss on extinguishment of debt	—	—	2,881
Net increase (decrease) in fair value of derivatives	7,424	(1,591)	33,353
Loss on sale of property and equipment	10	—	14
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,403	(798)	(7,179)
(Increase) decrease in contract assets	(3,510)	(286)	1,947
Decrease (increase) in prepaid expenses and other assets	5,899	(1,702)	(6,437)
(Decrease) increase in accounts payable	(4,384)	9,942	2,744
Increase (decrease) in accrued liabilities	2,637	(5,121)	2,845
(Decrease) increase in contract liabilities	(1,143)	(3,740)	3,666
(Decrease) increase in other liabilities	(2,291)	2,210	338
Net cash used in operating activities	(18,307)	(48,918)	(19,782)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(4,465)	(224)
Purchases of property and equipment	(2)	(769)	(645)
Capitalized software development costs	(3,828)	—	6
Net cash used in investing activities	(3,830)	(5,234)	(863)
Cash flows from financing activities:
Proceeds from issuance of Private Placement shares and Registered Direct Offering shares	50,000	—	—
Payment of Private Placement and Registered Direct Offering transaction costs	(5,724)	—	—
Repurchase of shares as a result of forward share purchase agreements	—	(100,896)	—
Repayment of term loan	—	—	(110,000)
Proceeds from short-term borrowings	1,229	2,059	9,233
Repayment of short-term borrowings	(2,059)	(4,233)	(5,000)
Proceeds from issuance of convertible notes	—	—	200,000
Payment of debt issuance costs to third parties	—	—	(5,527)
Proceeds from the Gig Business Combination	—	—	101,958
Payment of Gig Business Combination transaction costs	—	—	(9,802)
Issuance of common stock upon ESPP purchase	1,176	—	—
Payments for taxes related to net share settlement of equity awards	(2,560)	(67)	—
Net cash provided by (used in) financing activities	42,062	(103,137)	180,862
Net increase (decrease) in cash and cash equivalents and restricted cash	19,925	(157,289)	160,217
Cash and cash equivalents and restricted cash at the beginning of period	12,632	169,921	9,704
Cash and cash equivalents and restricted cash at the end of the period	$32,557	$12,632	$169,921

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash paid during the period for:
Interest	$12,189	$12,409	$6,241
Income taxes	$(30)	$9	$68

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for the acquisition of ProModel Corporation	$—	$7,501	$—
Gig Business Combination transaction costs paid included in accrued liabilities	$—	$—	$259
Gig Business Combination costs settled through issuance of common stock	$—	$—	$10,153
Debt issuance costs settled through issuance of common stock	$—	$—	$4,800
Initial fair value of written put option at closing	$—	$—	$11,371
Initial fair value of private warrants at closing	$—	$—	$421

Reconciliation of cash and cash equivalents and restricted cash:	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$32,557	$12,632	$68,900
Restricted cash	—	—	101,021
Cash and cash equivalents and restricted cash at end of the period	$32,557	$12,632	$169,921

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc.’s (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management, and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ materially from those estimates. Accounting policies subject to estimates include valuation of goodwill, intangible assets, impairments, fair value remeasurements, capitalized software development costs, revenue recognition, income taxes, business combinations and equity-based compensation.

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

Revenue Recognition

The Company’s revenues from contracts with customers are from offerings including artificial intelligence and machine learning, data science, advanced analytics, offensive and defensive cyber, data management, cloud solutions, digital engineering, and systems integration, primarily with the U.S. Government and its agencies. The Company also serves manufacturing, third party logistics, retailers, healthcare, and life sciences organizations.

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

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”), time-and-materials (“T&M”), and cost-reimbursable contracts. The Company also generates revenues from the sale of software licenses, primarily term licenses in the customers’ environments, with ongoing maintenance and support services (“M&S”).

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

Sales of the Company’s software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term and are also sold together with stand-ready M&S services. The M&S services include critical updates, training, support, and maintenance services required to operate the software. The Company has concluded that the software licenses and M&S services are each distinct performance obligations, and as such, revenue is recognized for the sale of software licenses upon delivery. For M&S, revenue is recognized over the contract term on a ratable basis.

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

Restricted Cash

The Company’s restricted cash consisted of cash deposited into escrow accounts reflecting the full obligation to certain investors related to the FPAs. The Company settled its obligations under the FPAs during the year ended December 31, 2022.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers and amounts billable where the right to consideration is unconditional and amounts unbilled. The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's accounts receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

Amounts unbilled included within accounts receivable as of December 31, 2023 and December 31, 2022 were $9,118 and $704, respectively.

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

Estimated useful lives are as follows:

Property and equipment	Estimate useful life in years
Computer equipment	3
Furniture and fixtures	7
Leasehold improvements	5 or lease term
Office equipment	5-10
Software	3-5

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

Leases

The Company determines whether an arrangement is a lease at inception. An arrangement is or contains a lease if it conveys the right to control the use of an asset for a period of time in exchange for consideration. The Company has operating leases for office space, automobiles, and other equipment that expire at various dates through 2030. These lease terms may include optional renewals, terminations or purchases, which are considered in the Company’s assessments when such options are reasonably certain to be exercised.

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

Warrants

Warrants are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”) do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company remeasures the warrant liability at fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. As of December 31, 2023 and December 31, 2022, the Company accrued $785 and $785 for uncertain tax positions, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents including cash on deposit or invested with financial and lending institutions was $32,557 and $12,632, as of December 31, 2023 and December 31, 2022, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable is stated at cost, less an estimated allowance for expected credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The estimate is calculated using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is its Chief Executive Officer.

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the first quarter of 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined that it manages its operations as a single operating and reportable segment.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Internal-Use Software

Costs incurred in developing internal-use software are either capitalized or expensed, depending on both the nature of the costs and the phase of development in which they are incurred. Costs incurred for implementation activities during the preliminary and post-implementation phases of a project are expensed as incurred, while costs incurred during the application development phase are generally capitalized. Costs incurred to upgrade or enhance existing software are capitalized if the changes result in additional functionality, but these costs are expensed if the software’s functionality is not improved. No costs were capitalized during the year ended December 31, 2023 and December 31, 2022.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life the product. Software development costs of $3.3 million and $— were capitalized during the year ended December 31, 2023 and December 31, 2022, respectively.

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the year ended December 31, 2023 and December 31, 2022, we have recognized no impairments of capitalized software costs.

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

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in selling, general and administrative expenses within the consolidated statements of operations. The table below presents advertising costs for the following periods:

	Year Ended December 31,
	2023	2022	2021
Advertising Costs	$337	$339	$763

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted net (loss) income per share assumes conversion of potentially dilutive shares, such as stock options. The Company’s consolidated statements of operations include a presentation of net loss per share for the year ended December 31, 2023 and December 31, 2022,

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

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

During the first quarter of 2023, the Company further refined its organizational structure to align with the change in its reportable and operating segments, resulting in additional employee separation costs of $780, net of tax benefits. The Company had completed this restructuring action as of March 31, 2023. There were no unpaid employee separation costs as of December 31, 2023.

The table below presents the activity in restructuring charges for the year ended December 31, 2023:

As of December 31, 2021	$—
Additions	3,302
Settlements	(1,767)
As of December 31, 2022	$1,535
Additions	822
Settlements	(2,357)
As of December 31, 2023	$—

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

The results of operations of ProModel Corporation for the period from April 7, 2022 to December 31, 2022 have been included in the results of operations for the year ended December 31, 2022. The post-acquisition net revenues and net loss included in the results of operations for the year ended December 31, 2022 were $4,626 and $5,120, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the year ended December 31, 2022 as though the acquisition of ProModel Corporation had been completed as of January 1, 2021.

Year Ended December 31, 2022
Net revenue	$156,256
Net loss	(122,751)

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

Private warrants, PIPE warrants, and RDO warrants are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note R—Warrants for information on the Level 3 inputs used to value the private warrants, PIPE warrants, and RDO warrants.

The table below presents the financial liabilities measured at fair value on a recurring basis:

		December 31, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
PIPE warrants	Derivative liabilities	$—	$—	$22,778	$22,778
RDO warrants	Derivative liabilities	—	—	15,018	15,018
Private warrants	Derivative liabilities	—	—	66	66
		December 31, 2022
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Private warrants	Other non-current liabilities	$—	$—	$9	$9

The changes in the fair value of the Level 3 liabilities are as follows:

	PIPE warrants	RDO warrants	Private warrants	Written put option
December 31, 2021	$—	$—	$319	$44,827
Changes in fair value	—	—	(267)	(1,281)
Settlements	—	—	(43)	(43,546)
December 31, 2022	$—	$—	$9	$—
Additions	14,893	15,536	—	—
Changes in fair value	7,885	(518)	57	—
Settlements	—	—	—	—
December 31, 2023	$22,778	$15,018	$66	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note F—Property and Equipment, net

The property and equipment and accumulated depreciation balances are as follows:

	December 31, 2023	December 31, 2022
Computer equipment	$1,006	$1,006
Furniture and fixtures	712	713
Leasehold improvements	397	398
Office equipment	166	168
Software	60	60
Total cost	2,341	2,345
Less: accumulated depreciation	(1,344)	(912)
Property and equipment, net	$997	$1,433

The table below presents depreciation expense related to property and equipment for the following periods:

	Year Ended December 31,
	2023	2022	2021
Depreciation expense on property and equipment	$428	$497	$410

All property and equipment is located within the United States of America.

Note G—Goodwill

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the first quarter of 2023, the Company reevaluated its operating and reportable segments under FASB ASC 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, the Company determined it that it manages its operations as a single operating and reportable segment, which comprises a single reporting unit. The goodwill of the Cyber & Engineering and Analytics reporting units was combined into a single reporting unit during the first quarter of 2023.

The Company assessed if the reorganization was potentially masking a goodwill impairment by performing a quantitative goodwill impairment test of the Company’s reporting units immediately before and after the reorganization. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures, and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The fair value of the Company’s reporting units immediately before and after the reorganization exceeded its carrying values.

We performed our annual qualitative goodwill assessment during the fourth quarter of 2023, and based on our qualitative assessment, a quantitative assessment was necessary. Following the quantitative assessment, it was determined that no goodwill impairment would be recognized for the year ended December 31, 2023.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

During the second and fourth quarters of the fiscal year ending December 31, 2022, the Company identified factors indicating that the fair value of both the Cyber & Engineering and Analytics reporting units, which comprised the previously reported Cyber & Engineering and Analytics reportable segments, may be less than their respective carrying amounts and performed a qualitative goodwill impairment assessment. These factors were related to a shift in the Federal Government’s focus to address immediate needs in Ukraine, causing a slowdown in the pace of contract awards. This resulted in lower revenues than anticipated during the period and caused future revenue projections to be revised. As a result, the Company determined that quantitative goodwill impairment assessments should be performed. The Company utilized a combination of the DCF method of the Income Approach and the Market Approach. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The carrying value of the Cyber & Engineering and Analytics reporting units exceeded its fair value and accordingly the Company recorded a non-tax-deductible goodwill impairment charge of $35,252 and $18,292, respectively, which are included within the consolidated statements of operations for the year ended December 31, 2022.

The table below presents the changes in the carrying amount of goodwill:

As of December 31, 2021	$91,636
Goodwill arising from the ProModel Corporation acquisition	10,591
Goodwill impairment	(53,544)
As of December 31, 2022	$48,683
As of December 31, 2023	$48,683

Accumulated impairment losses to goodwill were $53,544 as of December 31, 2023 and December 31, 2022.

Note H—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(11,432)	$63,168	20
Technology	26,200	(11,156)	15,044	7
Software for sale	3,828	—	3,828	3
Total	$104,628	$(22,588)	$82,040

	December 31, 2022
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(7,702)	$66,898	20
Technology	26,200	(7,413)	18,787	7
Software for sale	—	—	—	3
Total	$100,800	$(15,115)	$85,685

The Company’s unamortized software development costs were $3,828 and $— as of December 31, 2023 and December 31, 2022, respectively. No amortization expense was recognized for the capitalized software development costs during the year ended December 31, 2023 and December 31, 2022.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended December 31,
	2023	2022	2021
Amortization expense related to intangible assets	$7,473	$7,261	$6,852

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of December 31, 2023:

2024	$8,556
2025	8,749
2026	8,749
2027	7,105
2028	4,230
Thereafter	44,651
Total estimated amortization expense	$82,040

Note I—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	December 31, 2023	December 31, 2022
Prepaid insurance	$1,419	$3,205
Prepaid expenses	1,246	1,663
Prepaid taxes	1,784	1,827
Pre-contract costs(1)	—	3,605
Total prepaid expenses and other current assets	$4,449	$10,300
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

Note J—Accrued Liabilities
The table below presents details on accrued liabilities:

	December 31 2023	December 31 2022
Payroll accruals	$10,118	$11,319
Accrued interest	560	567
Other accrued expenses	5,555	1,480
Total accrued liabilities	$16,233	$13,366

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note K—Debt

The table below presents the Company’s debt balances:

	December 31 2023	December 31 2022
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	1,229	2,059
Total debt	201,229	202,059
Less: unamortized issuance costs	5,727	7,682
Total debt, net	195,502	194,377
Less: current portion	1,229	2,059
Long-term debt, net	$194,273	$192,318

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The Convertible Note financing matures on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2023, the Company was in compliance with all covenants related to the Convertible Notes.

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

During the year ended December 31, 2023, Convertible Notes with a principal of $2,000 were exercised for 188 shares of the Company’s common stock. As of December 31, 2023, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $5.7 million of unamortized debt issuance costs. As of December 31, 2023, the fair value of the Convertible Notes is $145,052, which is considered to be a Level 3 fair value measurement.

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

The Company met the Adjusted EBITDA requirement for the first time as of December 31, 2023. In order to draw on the Senior Revolver, the Company must complete a field exam, submit monthly borrowing base certifications, and continue to submit certifications for, and maintain compliance with, the Fixed Charge Coverage ratio. The Company expects to be able to borrow on the Senior Revolver in the first quarter of 2024, subject to the completion of the aforementioned field exam and submissions of required certifications.

As of December 31, 2023, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $134 as of December 31, 2023, are recorded on the consolidated balance sheets and are presented in other non-current assets.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1,229 loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023.

Note L—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and remaining lease terms of up to seven years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	4.79	5.32
Weighted average discount rate	10.66%	10.43%

The table below presents the rent expense under all leases for the following periods:

	Year Ended December 31,
	2023	2022	2021
Rent expense	$1,487	$1,899	$1,612

Rent expense for the year ended December 31, 2023 includes $117 of short-term lease costs and $221 of variable lease costs. Rent expense for the year ended December 31, 2022 includes $398 of short-term lease costs and $42 of variable lease costs.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

During the fourth quarter of 2022, the Company vacated certain underutilized real estate leases as a result of its continued efforts to consolidate administrative functions and reduce overhead costs. The decision to vacate these real estate leases is considered an indicator of impairment of the right-of-use asset. The Company utilized a discounted cash flow to estimate the fair value as of the date each lease was vacated. This included, amongst other inputs, estimating future sublease income through the end of each remaining lease term (where contractually permitted). These cash flows were discounted using a risk-adjusted risk-free rate. The carrying value of the right-of-use assets exceeded its estimated fair value and as a result, the Company recognized an impairment expense of $901, which is presented in restructuring charges on the consolidated statements of operations for the year ended December 31, 2022. No right-of-use assets were impaired during the year ended December 31, 2023.

As of December 31, 2023 and December 31, 2022, the Company has subleased one and two of its real estate leases and recognized $133 and $48 of sublease income on the consolidated statements of operations during the year ended December 31, 2023 and December 31, 2022, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,430	$1,160
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$2,027

As of December 31, 2023, the future annual minimum lease payments for operating leases are as follows:

2024	$1,261
2025	1,207
2026	1,138
2027	531
2028	473
Thereafter	3,152
Total future minimum lease payments	$7,762
Less amounts related to imputed interest	(2,670)
Present value of future minimum lease payments	5,092
Less current portion of long-term lease liability	779
Long-term lease liability	$4,313

Note M—Income Taxes

The table below presents the components of income tax expense (benefit) for the following periods

	Year Ended December 31,
	2023	2022	2021
Federal:
Deferred	—	(1,372)	797
Total Federal	—	(1,372)	797

State:
Current	13	40	42
Deferred	88	(385)	245
Total State	101	(345)	287
Income tax expense (benefit)	$101	$(1,717)	$1,084

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following is the reconciliation of the amounts computed using the federal statutory income tax rate and the amounts computed using the effective income tax rate:

	Year Ended December 31,
	2023	2022	2021
Tax benefit at federal statutory rates	$(12,652)	$(25,853)	$(25,718)
State income tax, net of federal tax benefit	(3,469)	(7,532)	(2,163)
Class B Incentive Unit equity-based compensation	727	1,001	12,673
Valuation allowance	13,741	28,607	8,967
Net increase (decrease) in fair value of derivatives	1,559	(334)	7,004
Goodwill impairment	—	1,900
Other permanent differences	195	494	321
Income tax expense (benefit)	$101	$(1,717)	1,084

Effective tax rate	(0.2)%	1.4%	(0.9)%

The table below presents the components of net deferred tax assets and deferred liabilities:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carryforwards	$32,017	$23,750
Interest carryforwards	8,356	5,660
Amortizable transaction costs	2,285	1,874
Accrued expenses	1,330	1,226
Equity-based compensation	2,313	1,043
Depreciation and amortization	6,594	8,017
Lease liabilities	1,436	1,626
Section 174 costs	3,268	2,729
Other assets	638	239
Total deferred tax assets	58,237	46,164
Valuation allowance	(56,374)	(43,347)
Net deferred tax assets	1,863	2,817

Deferred tax liabilities:
Prepaid expenses	765	1,490
Right-of-use assets	1,135	1,276
Total deferred tax liabilities	1,900	2,766
Net deferred tax (liabilities) assets	$(37)	$51

As of December 31, 2023, the Company has $113,462 of U.S. federal net operating losses, all of which can be carried forward indefinitely.

As of December 31, 2023, the Company has $123,459 of U.S. state net operating losses which will begin to expire in 2035.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

it would be not able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance. The Company had valuation allowances against net deferred tax assets of $56,374 and $43,347 as of December 31, 2023 and December 31, 2022, respectively. During the year ended December 31, 2023, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from net operating losses and section 174 capitalization.

Unrecognized Tax Benefits

As of December 31, 2023 and December 31, 2022, the Company had gross unrecognized tax benefits of $785 and $785, respectively. The unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate because of the valuation allowance. There are no interest and penalties associated with the unrecognized tax benefits. For the year ended December 31, 2023 and prior periods, we were subject to income taxes only in the United States, and all tax years since the Company’s inception are open for examination.

The table below presents the Company’s gross unrecognized tax benefits:

Unrecognized tax benefits as of December 31, 2021	$—
Increases related to positions taken on prior year items	785
Unrecognized tax benefits as of December 31, 2022	$785
Increases related to positions taken on prior year items	—
Unrecognized tax benefits as of December 31, 2023	$785

Note N—Employee Benefit Plans

401(k) Plans

The Company maintains a qualified 401(k) plan for its U.S. employees: the BigBear.ai 401(k) Plan.

The table below presents the total contributions to the Company’s 401(k) plan for the following periods:

	Year Ended December 31,
	2023	2022	2021
Total contributions	$4,684	$5,880	$3,975

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company believes that it has valid defenses with respect to any matters currently pending against the Company and intends to defend itself vigorously. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of December 31, 2023, the Company has accrued $2,250 related to various ongoing legal disputes. The $2,250 balance as of December 31, 2023 reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note P—Written Put Option

Immediately prior to the stockholder vote for the business combination between the Company’s Parent, BBAI Ultimate Holdings, LLC (“Parent”), and GigCapital4, Inc. (“GigCapital4”), which was consummated on December 7, 2021 (the “Gig Business Combination”), GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors (the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Gig Business Combination, at which time they would have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors had the right to sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

During the first quarter of 2022, the Company settled the derivative liability associated with the Written Put Option by repurchasing all 9,952,803 shares of its common stock that were subject to the FPAs at the Investors’ request. Certain of the Investors requested for their shares to be repurchased prior to the end of the three-month period at a reduced price per share. As a result, 5,000,000 shares were repurchased at $10.125 per share during the first quarter of 2022. Of the $101,021 previously presented as restricted cash on the Company’s consolidated balance sheets on December 31, 2021, $100,896 was released from the escrow account to settle the obligation to Investors and the remaining $125 was reclassified to cash and cash equivalents.

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

Note Q—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	December 31, 2023	December 31, 2022
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	157,287,522	127,022,363

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	December 31, 2023	December 31, 2022
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note R—Warrants

Registered Direct Offering Warrants

On June 13, 2023, the Company consummated the closing of a registered direct offering pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value (“Common Stock”) and accompanying common warrants (“RDO warrants”). Each share of Common Stock is accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants are initially exercisable for up to 8,886,255 shares of Common Stock. The RDO warrants will become exercisable six months after issuance and have a five-year term.

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2023	June 13, 2023
Value of each RDO warrant	$1.69	$1.96
Exercise price	$2.32	$2.32
Common stock price	$2.14	$2.30
Expected option term (years)	5.0	5.5
Expected volatility	110.00%	118.60%
Risk-free rate of return	3.80%	4.00%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2023, the RDO warrants have a fair value of $15,018 and are presented on the consolidated balance sheets within derivative liabilities. A gain of $518, which is net of transaction costs associated with the issuance of the RDO warrants, was recognized for the year ended December 31, 2023 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2023, there were 8,886,255 RDO warrants issued and outstanding.

On February 27, 2024, the Company entered into a warrant exercise agreement with Cowen and Company, LLC to exercise in full the outstanding RDO warrants. Refer to Note W—Subsequent Events for more information.

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

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2023	January 19, 2023
Value of each PIPE warrant	$1.64	$1.22
Exercise price	$2.39	$2.39
Common stock price	$2.14	$1.87
Expected option term (years)	4.6	5.5
Expected volatility	110.00%	82.10%
Risk-free rate of return	3.80%	3.40%
Expected annual dividend yield	—%	—%

As of December 31, 2023, the PIPE warrants have a fair value of $22,778 and are presented on the consolidated balance sheets within derivative liabilities. A loss of $7,885 was recognized as a result of the change in fair value for the year ended December 31, 2023 and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2023, there were 13,888,889 PIPE warrants issued and outstanding.

On March 4, 2024, the Company entered into a warrant exercise agreement with the Purchaser to exercise in full the outstanding PIPE warrants. Refer to Note W—Subsequent Events for more information.

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

As of December 31, 2023 and December 31, 2022, there were 12,150,878 and 12,115,130 public warrants issued and outstanding, respectively.

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

The table below presents the value of the private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2023	December 31, 2022
Fair value of each private warrant	$0.38	$0.04
Exercise price	$11.50	$11.50
Common stock price	$2.14	$0.67
Expected option term (in years)	2.9	3.9
Expected volatility	82.30%	72.10%
Risk-free rate of return	4.00%	4.10%
Expected annual dividend yield	—%	—%

As of December 31, 2023 and December 31, 2022, the private warrants have a fair value of $66 and $9 and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the year ended December 31, 2023 and December 31, 2022 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
(Gain) loss on change in fair value of private warrants	$57	$(267)	$(103)

As of December 31, 2023 and December 31, 2022, there were 174,894 and 210,642 private warrants issued and outstanding, respectively.

Note S—Equity-Based Compensation

Class A Units granted to Board of Directors

Prior to the Gig Business Combination, certain members of the Board of Directors of the Company had elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted by the Parent were determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the year ended December 31, 2023 and December 31, 2022. The total value of the Class A units granted to such Board of Directors for the year ended December 31, 2021 was $86, and is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

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

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units immediately became fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Gig Business Combination dated June 4, 2021. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

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

On December 7, 2021, the previously announced Gig Business Combination was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment. During the year ended December 31, 2022, the Company’s Parent modified the vesting conditions for four former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $(1,509) during the year ended December 31, 2022.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2021	3,760,000
Vested	(1,890,000)
Forfeited	(575,000)
Unvested as of December 31, 2022	1,295,000
Forfeited	(140,000)
Unvested as of December 31, 2023	1,155,000
As of December 31, 2023, there was approximately $1,359 of unrecognized compensation costs related to Tranche II Incentive Units, which is expected to be recognized over the remaining weighted average period of 0.08 years.

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

During the year ended December 31, 2023, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $2.01. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of the Stock Options granted using the Black-Scholes OPM and the following assumptions:

Year Ended December 31,
	2023	2022
Number of Stock Options granted	3,153,641	2,798,884
Price of common stock on the grant date	$1.90 to $2.74	$1.28 to $8.24
Expected option term (in years)	5.8 to 6.2	5.8 to 6.3
Expected volatility(1)	96.8% to 127.9%	54.0% to 68.0%
Risk-free rate of return	3.3% to 4.1%	2.4% to 4.2%
Expected annual dividend yield	—%	—%

Fair value of the Stock Options on the grant date	$1.51 to $2.29	$0.82 to $4.67
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	482,000	$9.99	10.0	$—
Granted	2,798,884	2.30
Forfeited	(278,903)	8.79
Expired	(19,088)	$9.62
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Granted	3,153,641	2.01
Exercised	(12,102)	1.32
Forfeited	(875,410)	3.45
Expired	(121,349)	7.98
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209

Vested and exercisable as of December 31, 2023	775,682	$2.70	8.66	$512

The Stock Options had intrinsic value of $2,209 as of December 31, 2023. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of December 31, 2023, there was approximately $4,424 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.24 years.

Restricted Stock Units

During the year ended December 31, 2023, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 8,534,211 RSUs to employees and 801,960 RSUs to nonemployee directors during the year ended December 31, 2023. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	403,300	$10.03
Granted	8,529,066	2.62
Vested	(311,811)	6.64
Forfeited	(1,025,370)	5.66
Unvested as of December 31, 2022	7,595,185	$2.35
Granted	9,336,171	2.03
Vested	(4,146,826)	1.84
Forfeited	(2,732,417)	2.91
Unvested as of December 31, 2023	10,052,113	$2.11

As of December 31, 2023, there was approximately $18,260 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 2.64 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee (“Discretionary PSUs”). During the year ended December 31, 2023, the Company granted 656,416 Discretionary PSUs. The Company also granted 2,714,207 PSUs to employees under the Company’s Short-term Incentive Plan (“STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2021	150,000	$10.03
Granted	175,000	1.53
Forfeited	(37,500)	10.03
Unvested as of December 31, 2022	287,500	$4.86
Granted	3,370,623	1.82
Vested	(568,824)	2.21
Forfeited	(503,468)	3.73
Unvested as of December 31, 2023	2,585,831	$1.70

As of December 31, 2022, it was not considered probable that the performance conditions of the Discretionary PSUs would be achieved. As a result, no equity-based compensation was recognized for the Discretionary PSUs during the year ended December 31, 2022. As of December 31, 2023, there were no unvested or outstanding Discretionary PSUs.

As of December 31, 2023, it was considered probable that the performance conditions of the STIP PSUs would be achieved. There was approximately $1,520 of unrecognized compensation costs related to the STIP PSUs, which is expected to be recognized over the remaining weighted average period of 0.23 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. As of December 31, 2023, 1,661,178 shares had been sold under the ESPP and the Company has withheld employee contributions of $133, which are presented on the consolidated balance sheets within other current liabilities.

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

Year Ended December 31,
	2023	2022
Price of common stock on the grant date	$1.80 to $2.09	$0.88 to $10.01
Expected term (in years)	0.50	0.50 to 0.60
Expected volatility(1)	94.9% to 162.2%	56.0% to 110.0%
Risk-free rate of return	5.3% to 5.4%	1.5% to 4.6%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.75 to $1.23	$0.40 to $3.22
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of December 31, 2023, there was approximately $448 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.42 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class A Units, Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Year Ended December 31,
	2023	2022	2021
Equity-based compensation expense in selling, general and administrative	$11,349	$7,359	$53,726
Equity-based compensation expense in cost of revenues	5,446	3,172	$6,889
Equity-based compensation expense in research and development	1,876	334	—
Total equity-based compensation expense	$18,671	$10,865	$60,615
Note T—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Year Ended December 31,
Basic and diluted net loss per share	2023	2022	2021
Numerator:
Net loss	$(60,366)	$(121,674)	$(123,552)
Denominator:
Weighted average shares outstanding—basic and diluted	149,234,917	127,698,478	107,009,834
Basic and diluted net loss per Share	$(0.40)	$(0.95)	$(1.15)

As of December 31, 2023, there were outstanding Stock Options to purchase 5,005,889 shares of common stock at a weighted-average exercise price of $2.14, outstanding private warrants and public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert to 13,888,889 shares of common stock at a price of $2.39 per share, outstanding RDO warrants to convert to 8,886,255 shares of common stock at a price of $2.32 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 1,128,675 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 9,359,923 shares and 678,552 shares of common stock, respectively. Because of the net loss incurred during the year ended December 31, 2023, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

As of December 31, 2022, there were outstanding Stock Options to purchase 2,982,893 shares of common stock at a weighted-average exercise price of $2.89, outstanding private warrants and public warrants to convert to 210,642 shares and 12,115,130 shares, respectively, of common stock at a price of $11.50 per share, convertible notes to convert to 18,844,600 shares of common stock at an initial conversion price of $10.61, ESPP contributions for the option to acquire 3,482,791 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 7,595,185 shares and 287,500 shares of common stock, respectively. Because of the net loss incurred during the year ended December 31, 2022, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

On February 28, 2024, the Company issued warrants to an existing accredited investor under a warrant exercise agreement to purchase up to an additional 5,800,000 shares of Common Stock under the warrant exercise agreement. On February 29, 2024, the Company issued 61,838,072 shares of Common Stock upon consummation of its merger with Pangiam Intermediate Holdings, LLC. On March 4, 2024, the Company issued warrants to an existing accredited investor under a second warrant exercise agreement to purchase up to an additional 9,000,000 shares of Common Stock under the second warrant exercise agreement. Refer to Note W—Subsequent Events for more information on these events.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note U—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Year Ended December 31,
	2023	2022	2021
Time and materials	$85,734	$102,255	$98,763
Firm fixed price	50,100	35,939	41,231
Cost-reimbursable	19,330	16,817	5,584
Total revenues	$155,164	$155,011	$145,578

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Year Ended December 31,
	2023	2022
Beginning balance	$98	$43
Additions	1,739	244
Write-offs	(1,607)	(189)
Ending balance	$230	$98

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Year Ended December 31, 2023
	Total	Percent of total revenues
Customer A	$33,266	21%
Customer B	24,560	16%
Customer C	18,143	12%
Customer D(1)	14,197	9%
All others	64,998	42%
Total revenues	$155,164	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

	Year Ended December 31, 2022
	Total	Percent of total revenues
Customer A	$29,413	19%
Customer B(1)	9,751	6%
Customer C	17,426	11%
Customer D	29,087	19%
All others	69,334	45%
Total revenues	$155,011	100%

	Year Ended December 31, 2021
	Total	Percent of total revenues
Customer A(1)	$10,804	7%
Customer B(1)	1,270	1%
Customer C	15,032	10%
Customer D	31,732	22%
All others	86,740	60%
Total revenues	$145,578	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2023	December 31, 2022
Contract assets	$4,822	$1,312
Contract liabilities	$879	$2,022

The change in contract assets between December 31, 2022 and December 31, 2023 was primarily driven by services rendered for customers where the Company does not yet have the unconditional right to invoice. The change in contract liability balances between December 31, 2022 and December 31, 2023 was primarily driven by an increase in services rendered to customers that were previously invoiced. Revenue recognized in the year ended December 31, 2023 that was included in the contract liability balance as of December 31, 2022 was $2,022.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Year Ended December 31,
	2023	2022	2021
Net EAC Adjustments, before income taxes	$593	$1,598	$1,650
Net EAC Adjustments, net of income taxes	$468	$1,262	$1,304
Net EAC Adjustments, net of income taxes, per diluted share	$—	$0.01	$0.01

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $79 million. The Company expects to recognize approximately 99% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note V—Related Party Transactions

During the year ended December 31, 2023, the Company paid or accrued $1,542 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $1,201, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the year ended December 31, 2022, the Company paid or accrued $2,272 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $1,218, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

The Company incurred expenses related to consulting services provided by the affiliates of AE of $1,001 during the year ended December 31, 2021. Following consummation of the Gig Business Combination, the Company no longer receives consulting services from AE or its affiliates.

During the year ended December 31, 2021, the Company paid or accrued $181 as compensation expense for the Board of Directors, including aggregate fair value of $86 of Parent’s Class A Units.

Note W—Subsequent Events

Pangiam Acquisition

Effective as of February 29, 2024, pursuant to the Agreement and Plan of Mergers (the “Pangiam Merger Agreement”), dated November 4, 2023, by and among BigBear, Pangiam Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), (i) Merger Sub merged with and into Pangiam Intermediate, with Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate merged with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Pangiam Mergers”).

As consideration for the Pangiam Mergers and the related transactions contemplated by the Pangiam Merger Agreement, BigBear issued a total of 61,838,072 shares of the Company’s common stock to Seller based on the 20-day volume-weighted average price for common stock ending on the trading day immediately prior to the date of the Pangiam Merger Agreement of $1.3439, representing a purchase price of $70 million (which was subject to customary adjustments for indebtedness, cash, working capital, and transaction expenses) (the “Purchase Price”), less $3.5 million that was held back from the Purchase Price at the time of the closing of the Pangiam Mergers to cover any post-closing downward adjustments to the Purchase Price. BigBear may issue up to $7 million of shares of Common Stock (based on the 20 day volume-weighted average price for the common stock ending on the trading day immediately prior to the settlement date) upon the final determination of any post-closing adjustments to the Purchase Price.

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

of the Company’s common stock (the “Second New Warrant”) in a private placement. The Second New Warrant will become exercisable commencing at any time on or after September 5, 2024 (the “Second Warrant Exercise Date”), with an expiration date five years after the Second Warrant Exercise Date, with an exercise price per share equal to $4.75. The Company agreed to file a resale registration statement on Form S-1 or Form S-3, if eligible, within 30 days with respect to the Second New Warrant and the shares of common stock issuable upon exercise of the Second New Warrant. The Second New Warrant includes beneficial ownership restrictions that prevent the PIPE Investor from owning more than 9.99% of the Company’s outstanding common stock at any time.

The gross proceeds to the Company from the exercise were approximately $33.2 million, prior to deducting estimated offering expenses.

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock. In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “First New Warrant”) in a private placement. The First New Warrant will become exercisable commencing at any time on or after August 28, 2024 (the “First Warrant Exercise Date”), with an expiration date five years after the First Warrant Exercise Date, with an exercise price per share equal to $3.78. The Company agreed to file a resale registration statement on Form S-1 or Form S-3, if eligible, within 30 days with respect to the First New Warrant and the shares of common stock issuable upon exercise of the First New Warrant. The First New Warrant includes beneficial ownership restrictions that prevent the RDO Investor from owning more than 9.99% of the Company’s outstanding common stock at any time.

The gross proceeds to the Company from the exercise were approximately $20.6 million, prior to deducting estimated offering expenses.

Note X—Supplemental Information

Valuation and Qualifying Accounts

Allowance for Expected Credit Losses

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$98	$43	$43
Provision for credit losses	1,739	244	—
Write-off, net of recoveries	(1,607)	(189)	—
Balance at end of period	$230	$98	$43

Income Tax Valuation Allowance

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the period	$43,347	$13,439	$—
Provision for income taxes - valuation allowance	13,027	29,908	13,439
Balance at end of period	$56,374	$43,347	$13,439

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this assessment, management has concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP. Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

Remediation Efforts to Address Material Weakness

Management previously identified and disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

As of December 31, 2023, management completed the implementation of our remediation efforts of the material weaknesses. Remediation efforts included enhancing our control design and demonstrating our ability to effectively operate our controls. Management enhanced the risk assessment process and design of internal control over financial reporting by implementing mitigating controls over segregation of duties; enhancing the documentation and timing of the Company’s analysis and conclusions on revenue recognition from contracts with customers at time of award or modification; implementing or enhancing IT General Controls; developing oversight policies; and increased monitoring and oversight activities across all business process areas. The material weaknesses are considered remediated. The applicable remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls Over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

On December 15, 2023, Mr. Ricker adopted a 10b5-1 trading plan that provides for the potential exercise and sale of up to 59,348 shares of the Company’s common stock subject to RSUs, until March 20, 2024. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities. In addition, on December 15, 2023, Mr. Ricker adopted a 10b5-1 trading plan that provides for the potential exercise and sale of a number of shares of common stock of the Company in open market transactions at then-market prices necessary to cover tax withholdings with respect to such settlement, based upon the tax withholding obligation as determined by the Company pursuant to the Plans. The sale will consist of only enough shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of a compensatory award, such as restricted stock or stock appreciation rights. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

On December 15, 2023, Carolyn Blankenship, the Company’s General Counsel, adopted a Rule 10b5-1 trading plan. Ms. Blankenship’s trading plan provides for the potential exercise and sale of a number of shares of common stock of the Company in open market transactions at then-market prices necessary to cover my tax withholdings with respect to such settlement, based upon the tax withholding obligation as determined by the Company pursuant to the Plans. The sale will consist of only enough shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of a compensatory award, such as restricted stock or stock appreciation rights. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

On December 15, 2023, Amanda Long, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading plan. Mrs. Long’s trading plan provides for the potential exercise and sale of a number of shares of common stock of the Company in open market transactions at then-market prices necessary to cover my tax withholdings with respect to such settlement, based upon the tax withholding obligation as determined by the Company pursuant to the Plans. The sale will consist of only enough shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of a compensatory award, such as restricted stock or stock appreciation rights. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

On December 15, 2023, Norman Laudermilch, the Company’s Former Chief Operating Officer, adopted a Rule 10b5-1 trading plan. Mr. Laudermilch’s trading plan provides for the potential exercise and sale of a number of shares of common stock of the Company in open market transactions at then-market prices necessary to cover my tax withholdings with respect to such settlement, based upon the tax withholding obligation as determined by the Company pursuant to the Plans. The sale will consist of only enough shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of a compensatory award, such as restricted stock or stock appreciation rights. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

On December 15, 2023, Julie Peffer, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Ms. Peffer’s trading plan provides for the potential exercise and sale of a number of shares of common stock of the Company in open market transactions at then-market prices necessary to cover my tax withholdings with respect to such settlement, based upon the tax withholding obligation as determined by the Company pursuant to the Plans. The sale will consist of only enough shares of common stock necessary to satisfy tax withholding obligations arising exclusively from the vesting of a compensatory award, such as restricted stock or stock appreciation rights. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.

Clawback Policy

The Compensation Committee has adopted a Clawback Policy that complies with NYSE’s new clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse the Company, or forfeit, any excess incentive-based compensation received by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the clawback policy are current and former executive officers, as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results. The clawback policy will only apply to incentive-based compensation received on or after the effective date of Section 303A.14 of the NYSE Listed Company Manual.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be filed on with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be filed on with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by Item 12 will be filed on with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be filed on with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 will be filed on with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

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
		Schedule 14A	11/5/2021	001-40031	Annex A
2.2†	Amendment No. 2 to Merger Agreement, dated as of November 29, 2021 (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by GigCapital4, Inc. on November 30, 2021 and on Exhibit 2.2 to BigBear.ai Holdings, Inc.’s Form 8-K filed on December 13, 2021, respectively).	8-K	11/30/2021	001-40031	10.1
2.3†	Agreement and Plan of Mergers, dated as of November 4, 2023, by and among Pangiam Ultimate Holdings, LLC, Pangiam Intermediate Holdings, LLC, Pangiam Merger Sub, Inc., Pangiam Purchaser, LLC, and the Company	8-K	11/6/2023	001-40031	2.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
4.1	Warrant Agreement, dated as of February 8, 2021, between Continental Stock Transfer & Trust Company and the GigCapital4, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by GigCapital4, Inc. on February 12, 2021).	8-K	2/12/2021	001-40031	4.1
4.2	Indenture, dated December 7, 2021, between Wilmington Trust, National Association and GigCapital4, Inc., relating to the 6.00% Convertible Notes due 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.2
4.3	Form of 2026 Convertible Note (included in Exhibit 4.2).	8-K	12/13/2021	001-40031	10.2
4.4	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2022	001-40031	4.4
4.5	Form of Common Stock Purchase Warrant	8-K	2/28/2024	001-40031	4.1
4.6	Form of Common Stock Purchase Warrant	8-K	3/5/2024	001-40031	4.1
10.1	Form of Amended and Restated Convertible Note Subscription Agreement and form of Revised Indenture (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.3
10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.3
10.3#	BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.4
10.4#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Employees).	10-K	3/31/2022	001-40031	10.4
10.5#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Stock Option Grant Notice.	10-K	3/31/2022	001-40031	10.5
10.6#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Non-Employee Director).	10-K	3/31/2022	001-40031	10.6
10.7#	BigBear.ai Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.5
10.8#	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.6
10.9#	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.7
10.10#	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.8
10.11#	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.9

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.12	Backstop Subscription Agreement, dated as of November 29, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.2
10.13	First Amendment to Backstop Subscription Agreement, dated as of December 6, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.1
10.14	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.3
10.15	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.4
10.16	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.5
10.17	Payment Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.6 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.6
10.18	Amended and Restated Investor Rights Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC, AE BBAI Aggregator, LP, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International, Inc., BMO Capital Markets Corp., William Blair & Company, L.L.C., and Other Holders (as defined in the Amended and Restated Investor Rights Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.7
10.19	Credit Agreement, dated as of December 7, 2021, by and among BigBear.ai Holdings, Inc., the other borrowers party thereto from time to time, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.17
10.20#	Employment Agreement, dated as of October 23, 2020, between PCI Strategic Management, LLC, and Joshua Kinley (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.18
10.21#	Offer Letter, dated as of May 22, 2020, on behalf of AE Industrial Partners Fund II, L.P., to Mr. Reginald Brothers (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.19
10.22	Forward Share Purchase Agreement, dated October 21, 2021, by and among GigCapital4, Inc. and Tenor Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on October 22, 2021).	8-K	10/22/2021	001-40031	10.1
10.23	Termination of the Forward Share Purchase Agreement, dated February 22, 2022, by and among BigBear.ai Holdings, Inc., Glazer Capital, LLC and Meteora Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on February 23, 2022).	8-K	2/23/2022	001-40031	10.1
10.24	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022	10-Q	8/12/2022	001-40031	10.1
10.25	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 8, 2022	10-Q	11/10/2022	001-40031	10.2
10.26	Separation Agreement and General Release, dated as of September 15, 2022, by and between BigBear.ai, LLC and Brian Frutchey	8-K	9/20/2022	001-40031	10.1
10.27	Offer Letter, dated as of October 11, 2022, between BigBear.ai Holdings, Inc. and Amanda Long	8-K	10/11/2022	001-40031	10.1
10.28	Separation Agreement and General Release, dated as of October 9, 2022, by and between BigBear.ai, LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.3
10.29	Consulting Agreement, dated as of October 9, 2022, between BigBear.ai LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.4
10.30	BigBear.ai, LLC Executive Severance Plan	8-K	11/21/2022	001-40031	10.1

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.31	Separation and Release Agreement, dated as of December 30, 2022, by and between BigBear.ai Holdings, Inc. and Joshua Kinley	8-K	1/4/2023	001-40031	10.1
10.32	Form of Securities Purchase Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.1
10.33	Form of Registration Rights Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.2
10.34	Offer Letter, dated May 4, 2023, between BigBear.ai Holdings, Inc. and Norm Laudermilch	8-K	5/9/2023	001-40031	10.1
10.35	Third Amendment to Credit Agreement with Bank of America, N.A.,	10Q-Q	5/15/2023	001-40031	10.3
10.36	First Amendment to the Amended and Restated Investor Rights Agreement dated as of July 20. 2023 by and among BigBear.ai Holdings, Inc., AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International Inc., William Blair & Company, L.L.C. and BMO Capital Markets Corp.	10-Q	8/10/2023	001-40031	10.2
10.37	Business Covenants Agreement, dated as of November 4, 2023, by and among AE Industrial Partners, LP, AE Industrial Operating Partners, LLC, and the Company	8-K	11/6/2023	001-40031	10.1
10.38	Warrant Exercise Agreement, dated as of February 27, 2024, by and between BigBear.ai and the Investor.	8-K	2/28/2024	001-40031	10.1
10.39	Joinder & Second Amendment to Amended & Restated Investor Rights Agreement, by and among BBAI, AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, Seller and the other parties thereto, dated as of December 6, 2021, as amended on July 20, 2023, effective as of February 29, 2024.	8-K	3/1/2024	001-40031	10.1
10.40	Warrant Exercise Agreement, dated as of March 4, 2024, by and between BigBear.ai and the Investor.	8-K	3/5/2024	001-40031	4.1
21.1	Significant Subsidiaries of the Registrant	10-K	3/31/2023	001-40031	21.1
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
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

Date: March 15, 2024	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Amanda Long	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2024
Amanda Long

/s/ Julie Peffer	Chief Financial Officer (Principal Financial Officer)	March 15, 2024
Julie Peffer

/s/ Sean Ricker	Principal Accounting Officer	March 15, 2024
Sean Ricker

/s/ Peter Cannito	Chairman of the Board	March 15, 2024
Peter Cannito

/s/ Sean Battle	Director	March 15, 2024
Sean Battle

/s/ Pamela Braden	Director	March 15, 2024
Pamela Braden

/s/ Dr. Raluca Dinu	Director	March 15, 2024
Dr. Raluca Dinu

/s/ Paul Fulchino	Director	March 15, 2024
Paul Fulchino

/s/ Jeffrey Hart	Director	March 15, 2024
Jeffrey Hart

/s/ Dorothy D. Hayes	Director	March 15, 2024
Dorothy D. Hayes

Signature	Title	Date

/s/ Dr. Avi Katz	Director	March 15, 2024
Dr. Avi Katz

/s/ Kirk Konert	Director	March 15, 2024
Kirk Konert