Form 10-Q
period 2024-03-31
BigBear.ai Holdings, Inc.
filed 2024-05-10
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 246,076,078 shares of our common stock, $0.0001 par value per share, outstanding as of May 3, 2024.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
March 31, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$81,412	$32,557
Accounts receivable, less allowance for credit losses of $171 as of March 31, 2024 and $230 as of December 31, 2023	36,584	21,949
Contract assets	2,379	4,822
Prepaid expenses and other current assets	4,661	4,449
Total current assets	125,036	63,777
Non-current assets:
Property and equipment, net	1,570	997
Goodwill	119,769	48,683
Intangible assets, net	120,444	82,040
Right-of-use assets	9,701	4,041
Deferred tax assets	—	—
Other non-current assets	1,107	372
Total assets	$377,627	$199,910

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,215	$11,038
Short-term debt, including current portion of long-term debt	826	1,229
Accrued liabilities	21,516	16,233
Contract liabilities	3,853	879
Current portion of long-term lease liability	848	779
Derivative liabilities	24,956	37,862
Other current liabilities	4,856	602
Total current liabilities	63,070	68,622
Non-current liabilities:
Long-term debt, net	194,761	194,273
Long-term lease liability	11,300	4,313
Deferred tax liabilities	14	37
Other non-current liabilities	—	—
Total liabilities	269,145	267,245
Commitments and contingencies (Note M)
Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized and 246,061,379 shares issued and outstanding at March 31, 2024 and 157,287,522 at December 31, 2023	25	17
Additional paid-in capital	604,384	303,428
Treasury stock, at cost 9,952,803 shares at March 31, 2024 and December 31, 2023	(57,350)	(57,350)
Accumulated deficit	(438,577)	(313,430)
Total stockholders’ deficit	108,482	(67,335)
Total liabilities and stockholders’ deficit	$377,627	$199,910

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$33,121	$42,154
Cost of revenues	26,135	31,941
Gross margin	6,986	10,213
Operating expenses:
Selling, general and administrative	16,948	20,362
Research and development	1,144	1,128
Restructuring charges	860	755
Transaction expenses	1,103	—
Goodwill impairment	85,000	—
Operating loss	(98,069)	(12,032)
Interest expense	3,555	3,556
Net increase in fair value of derivatives	23,992	10,567
Other income	(455)	—
Loss before taxes	(125,161)	(26,155)
Income tax (benefit) expense	(14)	59
Net loss	$(125,147)	$(26,214)

Basic net loss per share	$(0.67)	$(0.19)
Diluted net loss per share	$(0.67)	$(0.19)

Weighted-average shares outstanding:
Basic	187,279,204	138,548,599
Diluted	187,279,204	138,548,599

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(unaudited; in thousands, except share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2023	157,287,522	$17	$303,428	$(57,350)	$(313,430)	$(67,335)
Net loss	—	—	—	—	(125,147)	(125,147)
Equity-based compensation expense	—	—	5,157	—	—	5,157
Exercise of options	64,544	—	86	—	—	86
Issuance of common shares as consideration for the acquisition of Pangiam	61,838,072	6	207,770	—	—	207,776
Issuance of shares for equity-based compensation awards, net	4,096,003	—	(2,762)	—	—	(2,762)
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	90,707
Convertible debt conversion	94	—	—	—	—	—
As of March 31, 2024	246,061,379	$25	$604,384	$(57,350)	$(438,577)	$108,482

	Three Months Ended March 31, 2023
	Common Stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(26,214)	(26,214)
Equity-based compensation expense	—	—	3,805	—	—	3,805
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of shares for equity-based compensation awards, net	911,861	—	(839)	—	—	(839)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—
As of March 31, 2023	141,823,207	$16	$282,573	$(57,350)	$(279,278)	$(54,039)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(125,147)	$(26,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,439	1,986
Amortization of debt issuance costs	506	500
Equity-based compensation expense	5,157	3,805
Goodwill impairment	85,000	—
Non-cash lease expense	94	(35)
Provision for doubtful accounts	171	882
Deferred income tax (benefit) expense	(23)	54
Net increase in fair value of derivatives	23,992	10,567
Loss on sale of property and equipment	—	8
Changes in assets and liabilities:
(Increase) in accounts receivable	(8,957)	(3,469)
Decrease (increase) in contract assets	2,443	(1,115)
Decrease in prepaid expenses and other assets	950	1,488
(Decrease) in accounts payable	(5,960)	(4,914)
Increase in accrued liabilities	2,599	4,066
Increase in contract liabilities	1,826	325
Increase in other liabilities	551	49
Net cash used in operating activities	(14,359)	(12,017)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	13,935	—
Purchases of property and equipment	(38)	—
Capitalized software development costs	(1,643)	—
Net cash provided by investing activities	12,254	—
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—
Proceeds from issuance of Private Placement shares	—	25,000
Payment of Private Placement transaction costs	—	(3,025)
Repayment of short-term borrowings	(403)	(763)
Proceeds from exercise of options	86	—
Payments of tax withholding from the issuance of common stock	(2,532)	—
Net cash provided by financing activities	50,960	21,212
Net increase in cash and cash equivalents	48,855	9,195
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$81,412	$21,827

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for Pangiam acquisition	$207,776	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note A—Description of the Business

BigBear.ai Holdings, Inc.’s (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries.

Note B—Summary of Significant Accounting Policies

Basis of Presentation

We prepared these accompanying unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. Amounts presented within the consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit and per share amounts.

In the opinion of management, these consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition and cash flows for the interim periods presented. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our consolidated financial statements include, but are not limited to, accounting for revenue and cost recognition; evaluation of goodwill; intangible assets; and other assets for impairment; income taxes; equity-based compensation; fair value measurements; and contingencies. We eliminate intercompany balances and transactions in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The amendments in ASU 2016-13 require an entity to record an allowance for credit losses for certain financial instruments and financial assets, including accounts receivable, based on expected losses rather than incurred losses. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The new guidance is effective for the years beginning after December 15, 2022, including interim periods. The Company prospectively adopted ASU 2016-13 as of January 1, 2023. The adoption of ASU 2016-13 did not have a material impact to the Company’s consolidated financial statements or related disclosures.

Note C—Restructuring Charges

During the three months ended March 31, 2024, the Company refined its organizational structure resulting in employee separation costs of $859, net of tax benefits. The Company had completed this restructuring action as of March 31, 2024. There were $511 unpaid employee separation costs related to this restructuring action as of March 31, 2024.

During the three months ended March 31, 2023, the Company refined its organizational structure resulting in employee separation costs of $780, net of tax benefits. The Company had completed this restructuring action as of March 31, 2023. There were no unpaid employee separation costs related to this restructuring action as of December 31, 2023.

Note D—Business Combinations

Pangiam Acquisition

On February 29, 2024, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 4, 2023, by and among BigBear, Pangiam Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), (i) Merger Sub merged with and into Pangiam Intermediate, with Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate merged with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Mergers”).

As consideration for the Mergers and the related transactions contemplated by the Merger Agreement, BigBear issued a total of 61,838,072 shares of the Company’s common stock to Seller based on the 20-day volume-weighted average price for common stock ending on the trading day immediately prior to the date of the Merger Agreement of $1.3439, representing an enterprise value of $70 million (which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses) (the “Purchase Price”), less $3.5 million that was held back from the Purchase Price at the time of the closing of the Mergers to cover any post-closing downward adjustments to the Purchase Price (“Holdback Amount”). BigBear may issue an additional up to $7 million of shares of Common Stock (based on the 20 day volume-weighted average price for the common stock ending on the trading day immediately prior to the settlement date) upon the final determination of any post-closing adjustments to the Purchase Price.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

February 29, 2024
Holdback amount	3,500
Equity issued	207,776
Purchase consideration	$211,276
Assets:
Cash	$13,935
Accounts receivable	5,848
Prepaid expenses and other current assets	143
Property and equipment	635
Right of use Assets	5,754
Intangible assets	39,100
Other non-current assets	1,772
Total assets acquired	$67,187
Liabilities:
Accounts payable	1,137
Accrued expenses	2,454
Other current liabilities	69
Deferred revenue	1,148
Current portion of long-term lease liability	1,080
Long-term lease liability	6,109
Total liabilities acquired	$11,997
Fair value of net identifiable assets acquired	55,190
Goodwill	$156,086

The Holdback amount is calculated for any potential differences between the estimated and final amount of cash balance, working capital and seller transaction costs and is presented as “other current liabilities” by BigBear.ai. The Holdback Amount will be settled in Company shares and the number of shares will be calculated based on the volume weighted average price for the BigBear.ai Holdings, Inc. shares over the 20 trading days ending on the Merger closing date.

The following table summarizes the intangible assets acquired by class:

February 29, 2024
Technology	$19,600
Trade names	2,400
Customer relationships	17,100
Total intangible assets	$39,100

The acquired technology and customer relationship intangible assets have a weighted-average estimated useful lives of 7 years and 20 years, respectively.

The fair value of the acquired technology and trade name was determined using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was determined using the excess earnings method.

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

The results of operations of Pangiam for the period from February 29, 2024 to March 31, 2024 have been included in the results of operations for the three months ended March 31, 2024. The post-acquisition net revenues and net loss included in the results of operations for the three months ended March 31, 2024 were $3,439 and $1,127, respectively.

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three months ended March 31, 2024 and the year ended December 31, 2023 as though the acquisition of Pangiam had been completed as of January 1, 2023.

	Three months ended March 31, 2024	Year ended December 31, 2023
Net revenue	$39,432	$195,813
Net loss	(130,071)	(84,789)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the business combination had taken place as of January 1, 2023, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The Company incurred $1,103 of transaction expenses attributable to the acquisition of Pangiam during the three months ended March 31, 2024, which have been recorded in the pro forma results for the twelve months ended December 31, 2023. The Company incurred $85,000 of goodwill impairment as outlined in Note F during the three months ended March 31, 2024, which has been recorded in the pro forma results for the three months ended March 31, 2024.

Note E—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

IPO warrants, 2023 and 2024 private placement warrants (“PIPE warrants”), and 2023 and 2024 registered direct offering warrants (“RDO warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note O—Warrants for information on the Level 3 inputs used to value the IPO warrants, PIPE warrants and RDO warrants.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the financial assets and liabilities measured at fair value :

		March 31, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2023 PIPE warrants	Derivative liabilities	$—	$—	$—	$—
2023 RDO warrants	Derivative liabilities	—	—	—	—
IPO warrants	Derivative liabilities	—	—	66	66
2024 PIPE warrants	Derivative liabilities	—	—	15,030	15,030
2024 RDO warrants	Derivative liabilities	—	—	9,860	9,860
Total recurring fair value measurement				24,956	24,956
Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	—	—	119,769	119,769

		December 31, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
2023 PIPE warrants	Derivative liabilities	$—	$—	$22,778	$22,778
2023 RDO warrants	Derivative liabilities	—	—	15,018	15,018
IPO warrants	Derivative liabilities	—	—	66	66
2024 PIPE warrants	Derivative liabilities	—	—	—	—
2024 RDO warrants	Derivative liabilities	—	—	—	—
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings for the period.

The changes in the fair value of the Level 3 liabilities are as follows:

	2023 PIPE warrants	2023 RDO warrants	IPO warrants	2024 PIPE warrants	2024 RDO warrants
December 31, 2023	$22,778	$15,018	$66	$—	$—
Additions	—	—	—	27,990	15,196
Changes in fair value	37,361	15,551	—	(12,960)	(5,336)
Settlements	(60,139)	(30,569)	—	—	—
March 31, 2024	$—	$—	$66	$15,030	$9,860

Note F—Goodwill

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

The Company assessed if the reorganization was potentially masking a goodwill impairment by performing a quantitative goodwill impairment test of the Company’s reporting units immediately before and after the reorganization. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. The fair value of the Company’s reporting units immediately before and after the reorganization exceeded its carrying values.

The table below presents the changes in the carrying amount of goodwill:

As of December 31, 2023	$48,683
Goodwill arising from the Pangiam acquisition	156,086
Goodwill impairment	(85,000)
As of March 31, 2024	$119,769

Accumulated impairment losses to goodwill were $138,544 as of March 31, 2024.

During the first quarter of fiscal 2024, the Company performed a quantitative impairment analysis as a result of a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam as described in Note D. As a result of this testing, we recorded an $85.0 million non-cash goodwill impairment charge during the three months ended March 31, 2024. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA Growth and estimated future cash flows. We used a discount rate of 31%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

Note G—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	March 31, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$91,700	$(12,524)	$79,176	20
Technology	45,800	(12,364)	33,436	7
Software for sale	5,472	—	5,472	3
Trade name	2,400	(40)	2,360	5
Total	$145,372	$(24,928)	$120,444

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(11,432)	$63,168	20
Technology	26,200	(11,156)	15,044	7
Software for sale	3,828	—	3,828	3
Total	$104,628	$(22,588)	$82,040

No amortization expense was recognized for the capitalized software development costs during the three months ended March 31, 2024 and March 31, 2023.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the amortization expense related to intangible assets for the following periods:

	Three Months Ended March 31,
	2024	2023
Amortization expense related to intangible assets	$2,339	$1,868

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of March 31, 2024:

Remainder of 2024	$11,971
2025	16,137
2026	15,154
2027	13,258
2028	7,184
Thereafter	56,740
Total estimated amortization expense	$120,444

Note H—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,040	$1,419
Prepaid expenses	1,840	1,246
Prepaid taxes	1,781	1,784
Total prepaid expenses and other current assets	$4,661	$4,449

Note I—Accrued Liabilities
The table below presents details on accrued liabilities:

	March 31 2024	December 31 2023
Payroll accruals	$11,885	$10,118
Accrued interest	3,559	560
Legal accruals	3,003	1,253
Other accrued expenses	3,069	4,302
Total accrued liabilities	$21,516	$16,233

Note J—Debt

The table below presents the Company’s debt balances:

	March 31 2024	December 31 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	826	1,229
Total debt	200,826	201,229
Less: unamortized issuance costs	5,239	5,727
Total debt, net	195,587	195,502
Less: current portion	826	1,229
Long-term debt, net	$194,761	$194,273

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the Convertible Notes indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The Convertible Note financing matures on December 15, 2026.

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

If a Fundamental Change (as defined in the Convertible Notes indenture) occurs prior to the maturity date, holders of the Convertible Notes will have the right to require the Company to repurchase all or any portion of their Convertible Notes in principal amounts of one thousand dollars or an integral multiple thereof, at a repurchase price equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the Convertible Notes indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per one thousand dollars of principal amount of Convertible Notes). Subsequent to the adjustment, the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

During the three months ended March 31, 2024, Convertible Notes with a principal of $2,000 were exercised for 94 shares of the Company’s common stock. As of March 31, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $5.2 million of unamortized debt issuance costs. As of March 31, 2024, the fair value of the Convertible Notes is $144,652, which is considered to be a Level 3 fair value measurement.

Bank of America Senior Revolver

The Company is party to a senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), entered into on December 7, 2021 (the “Closing Date”), subsequently amended on November 8, 2022, providing the Company with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

used to fund working capital needs, capital expenditures and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

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

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant, but is still subject to the Secured Net Leverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least one dollar over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). Failure to meet this Adjusted EBITDA requirement is not a default but limits the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA threshold as defined in the Second Amendment.

As of March 31, 2024, the Company did not meet the Secured Net Leverage ratio covenant. As a result, the Company is unable to draw on the Senior Revolver as of March 31, 2024. Management performed a cash flow analysis to identify the Company’s projected approximate cash flow and liquidity needs for the next 12 months. Based on the Company’s projected cash flow and liquidity needs, the Company believes that its current cash balance of $81,412 as of March 31, 2024 as well as cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet its anticipated uses of cash flow, including payroll obligations, working capital, operating lease obligations, capital expenditures and debt service costs.

As of March 31, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $116 as of March 31, 2024, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1,229 loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and had an interest rate of 5.75% per annum and a maturity date of December 8, 2023. The 2023 D&O Financing Loan was fully repaid at maturity.

Note K—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 5.4% per annum and remaining lease terms of up to ten years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases:

	March 31, 2024	March 31, 2023
Weighted average remaining lease term	5.20	5.22
Weighted average discount rate	10.64%	10.50%

The table below presents the rent expense under all leases for the following periods:

	Three Months Ended March 31,
	2024	2023
Rent expense	$417	$377

Rent expense for the three months ended March 31, 2024 includes $4 of short-term lease costs and $26 of variable lease costs. Rent expense for the three months ended March 31, 2023 includes $63 of short-term lease costs and $22 of variable lease costs.

As of March 31, 2024 and March 31, 2023, the Company has subleased two and three of its real estate leases and recognized $23 and $39 of sublease income on the consolidated statements of operations during the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$578	$325
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2024, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2024	$1,790
2025	2,359
2026	2,278
2027	1,697
2028	1,671
Thereafter	9,076
Total future minimum lease payments	$18,871
Less: amounts related to imputed interest	(6,723)
Present value of future minimum lease payments	12,148
Less: current portion of long-term lease liability	848
Long-term lease liability	$11,300

Note L—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended March 31,
	2024	2023
Effective tax rate	—%	(0.2)%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three month periods ended March 31, 2024 and three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 and three months ended March 31, 2023 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign and state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of March 31, 2024, the Company has accrued $1,631 related to various ongoing legal disputes. The $1,631 balance as of March 31, 2024, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

Note N—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	March 31, 2024	December 31, 2023
Common stock:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

	March 31, 2024	December 31, 2023
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	246,061,379	157,287,522

Treasury Stock

These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ deficit.

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	March 31, 2024	December 31, 2023
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note O—Warrants

2023 Registered Direct Offering Warrants

On June 13, 2023, the Company consummated the closing of a registered direct offering pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value (“Common Stock”) and accompanying common warrants (“RDO warrants”). Each share of Common Stock is accompanied by a common warrant to purchase three-quarters of a share of Common Stock at an exercise price of $2.32 per share. The RDO warrants were initially exercisable for up to 8,886,255 shares of Common Stock and became exercisable six months after issuance and had a five-year term.

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

June 13, 2023
Value of each RDO warrant	$1.96
Exercise price	$2.32
Common stock price	$2.30
Expected option term (years)	5.5
Expected volatility	118.60%
Risk-free rate of return	4.00%
Expected annual dividend yield	—%

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the three months ended March 31, 2024 and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

2024 RDO Warrant

In consideration for the immediate and full exercise of the RDO warrants, on February 28, 2024, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 of the Company’s common stock (the “2024 RDO warrant”) in a private placement. The 2024 RDO warrant will become exercisable commencing at any time on or after August 28, 2024 (the “2024 RDO Warrant Exercise Date”), with an expiration date five years after the 2024 RDO Warrant Exercise Date, with an exercise price per share equal to $3.78.

The table below presents the value of the 2024 RDO warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2024	February 28, 2024
Value of each 2024 RDO warrant	$1.70	$2.62
Exercise price	$3.78	$3.78
Common stock price	$2.05	$3.14
Expected option term (years)	5.4	5.5
Expected volatility	126.70%	117.60%
Risk-free rate of return	4.20%	4.20%
Expected annual dividend yield	—%	—%

As of March 31, 2024, the 2024 RDO warrant has a fair value of $9.9 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $5.3 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized the three months ended March 31, 2024, and is presented in net decrease in fair value of derivatives on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2024, there were 5,800,000 2024 RDO warrants issued and outstanding.

2023 PIPE Warrants

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”) by and among the Company and Armistice Capital Master Fund Ltd (the “Purchaser”). At the closing of the Private Placement, the Company issued 13,888,889 shares of the Company’s Common Stock at par value and warrants to purchase up to an additional 13,888,889 shares of common stock (the “PIPE warrants”). The PIPE warrants had an exercise price of $2.39 per share and were exercisable as of July 19, 2023. The PIPE warrants were subject to a 4.99% beneficial ownership limitation.

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

January 19, 2023
Value of each PIPE warrant	$1.22
Exercise price	$2.39
Common stock price	$1.87
Expected option term (years)	5.5
Expected volatility	82.10%
Risk-free rate of return	3.40%
Expected annual dividend yield	—%

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the three months ended March 31, 2024 and are presented in net increase in fair value of derivatives on the consolidated statements of operations.

2024 PIPE Warrant

In consideration for the immediate and full exercise of the PIPE warrants, on March 5, 2024, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE Warrant will become exercisable commencing at any time on or after September 5, 2024 (the “2024 PIPE Warrant Exercise Date”), with an expiration date five years after the 2024 PIPE Warrant Exercise Date, with an exercise price per share equal to $4.75.

The table below presents the value of the 2024 PIPE warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2024	March 4, 2024
Value of each 2024 PIPE warrant	$1.67	$3.11
Exercise price	$4.75	$4.75
Common stock price	$2.05	$3.75
Expected option term (years)	5.4	5.5
Expected volatility	126.70%	117.00%
Risk-free rate of return	4.20%	4.10%
Expected annual dividend yield	—%	—%

As of March 31, 2024, the 2024 PIPE warrant has a fair value of $15.0 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $13.0 million was recognized as a result of the change in fair value the three months ended March 31, 2024, and is presented in net decrease in fair value of derivatives on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2024, there were 9,000,000 2024 PIPE warrants issued and outstanding.

IPO Public Warrants

Each IPO public warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire on December 7, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of March 31, 2024 and December 31, 2023, there were 12,150,878 public warrants issued and outstanding for both periods.

IPO Private Warrants

The terms and provisions of the public warrants above also apply to the IPO private warrants. If the IPO private warrants are held by holders other than GigAcquisitions4, LLC (“Sponsor”), Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (together, the “Underwriters”), or any respective permitted transferees, the IPO private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the IPO public warrants. The Sponsor, the Underwriters and any respective permitted transferees have the option to exercise the IPO private warrants on a cashless basis.

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2024	December 31, 2023
Fair value of each IPO private warrant	$0.38	$0.38
Exercise price	$11.50	$11.50
Common stock price	$2.05	$2.14
Expected option term (in years)	2.7	2.9
Expected volatility	88.70%	82.30%
Risk-free rate of return	4.40%	4.00%
Expected annual dividend yield	—%	—%

As of March 31, 2024 and December 31, 2023, the IPO private warrants have a fair value of $66 thousand for both periods and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities. The following was recognized as a result of the change in fair value for the three months ended March 31, 2024 and March 31, 2023 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
(Gain) loss on change in fair value of IPO warrants	$—	$43

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2024 and December 31, 2023, there were 174,894 IPO private warrants issued and outstanding for both periods.

Note P—Equity-Based Compensation

Class B Unit Incentive Plan

In February 2021, the Company’s parent, BBAI Ultimate Holdings, LLC (“Parent”) adopted a compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to directors, managers, officers, employees, consultants, advisors and/or other service providers of the Company’s Parent or its Subsidiaries in the form of the Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based and market-based conditions. The grant date fair value for the Incentive Units was $5.19 per unit.

The assumptions used in determining the fair value of the Incentive Units at the grant date are as follows:

February 16, 2021
Volatility	57.0%
Risk-free interest rate	0.1%
Expected time to exit (in years)	1.6

On July 29, 2021, the Company’s Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units immediately became fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Merger (the “Gig Business Combination Agreement”) dated June 4, 2021. The Company’s Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in Tranche II of the Class B Units:

Unvested as of December 31, 2023	1,155,000
Granted	—
Vested	—
Forfeited	—
Unvested as of March 31, 2024	1,155,000
As of March 31, 2024, there was no unrecognized compensation cost related to Tranche II Incentive Units.

Stock Options

On December 7, 2021, the Company adopted the BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (the “Plan”). The purpose of the Plan is to promote the long-term success of the Company and the creation of stockholder value by providing eligible employees, prospective employees, consultants and non-employee directors of the Company the opportunity to receive stock- and cash-based incentive awards.

There were no stock options granted during the three months ended March 31, 2024.

The table below presents the activity in the Stock Options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209
Granted	—	—
Vested	—	—
Exercised	(69,171)	1.35
Forfeited	(507,749)	2.55
Expired	—	—
Outstanding as of March 31, 2024	4,550,753	$2.10	8.18	$1,733

Vested and exercisable as of March 31, 2024	1,382,936	$2.35	8.16	$593

The Stock Options had $1,733 intrinsic value as of March 31, 2024. The Company recognizes equity-based compensation expense for the Stock Options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of March 31, 2024, there was approximately $3,892 of unrecognized compensation costs related to the Stock Options, which is expected to be recognized over the remaining weighted average period of 2.02 years.

Restricted Stock Units

During the three months ended March 31, 2024, pursuant to the Plan, the Company’s Board of Directors communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 516,887 RSUs to employees and 0 RSUs to nonemployee directors during the three months ended March 31, 2024. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,052,113	$2.11
Granted	516,887	1.87
Vested	(2,269,961)	2.17
Forfeited	(821,421)	2.55
Unvested as of March 31, 2024	7,477,618	$2.03

As of March 31, 2024, there was approximately $14,952 of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 2.20 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board of Directors communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees as a retention incentive (“2024 Retention PSUs”). During the three months ended March 31, 2024, the Company granted 1,932,946 2024 Retention PSUs. The Company also granted 82,097 PSUs to employees under the Company’s Short-term Incentive Plan (“2023 STIP PSUs”), which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of 2024 Retention PSUs and 2023 STIP PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	2,585,831	$1.70
Granted	2,015,043	3.31
Vested	(2,359,319)	1.73
Forfeited	(175,000)	1.53
Unvested as of March 31, 2024	2,066,555	$3.25

As of March 31, 2024, there was approximately $5,730 of unrecognized compensation costs related to the 2024 Retention PSUs, which is expected to be recognized over the remaining average period of 2.20 years.

As of March 31, 2024, all of the performance conditions of the 2023 STIP PSUs were achieved as of December 31, 2023. Therefore, there were no unrecognized compensation costs related to the 2023 STIP PSUs, which were fully recognized as of December 31, 2023.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the three months ended March 31, 2024, zero shares were sold under the ESPP. As of March 31, 2024, the Company has withheld employee contributions of $495 for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

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

	December 31, 2023	December 31, 2022
Price of common stock on the grant date	$1.80 to $2.09	$0.88 to $10.01
Expected term (in years)	0.50	0.50 to 0.60
Expected volatility(1)	94.9% to 162.2%	56.0% to 110.0%
Risk-free rate of return	5.3% to 5.4%	1.5% to 4.6%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.75 to $1.23	$0.40 to $3.22
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of March 31, 2024, there was approximately $104 of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class A Units, Class B Units, Stock Options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues and research and development for the following periods:

	Three Months Ended March 31,
	2024	2023
Equity-based compensation expense in selling, general and administrative	$2,171	$2,803
Equity-based compensation expense in cost of revenues	2,653	874
Equity-based compensation expense in research and development	333	128
Total equity-based compensation expense	$5,157	$3,805
Note Q—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2024	2023
Numerator:
Net loss	$(125,147)	$(26,214)
Denominator:
Weighted average shares outstanding—basic and diluted	187,279,204	138,548,599
Basic and diluted net loss per Share	$(0.67)	$(0.19)

As of March 31, 2024, there were outstanding anti-dilutive Stock Options to purchase 4,550,753 shares of common stock at a weighted-average exercise price of $2.10, outstanding IPO Private warrants and IPO Public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert to 9,000,000 shares of common stock at a price of $4.75 per share, outstanding RDO warrants to convert to 5,800,000 shares of common stock at a price of $3.78 per share, convertible notes to convert to 18,844,600 shares of common stock at a conversion price of $10.61, ESPP contributions for the option to acquire 1,128,675 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 1,338,151 shares and 1,841,002 shares of common stock, respectively. Because of the net loss incurred during the three months ended March 31, 2024, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of March 31, 2023, there were outstanding anti-dilutive Stock Options to purchase 4,936,049 shares of common stock at a weighted-average exercise price of $2.39, outstanding IPO warrants and public warrants to convert to 174,894 shares and 12,150,878 shares, respectively, of common stock at a price of $11.50 per share, outstanding PIPE warrants to convert 13,888,889 shares of common stock at a price of $2.39 per share, convertible notes to convert to 18,844,600 shares of common stock at an initial conversion price of $10.61, ESPP contributions for the option to acquire 2,667,501 shares of common stock, and outstanding restricted stock units and performance stock units representing the right to receive 12,882,588 shares and 1,308,026 shares of common stock, respectively. Because of the net loss incurred during the three months ended March 31, 2023, the impacts of dilutive instruments would have been anti-dilutive for the period presented and have been excluded from loss per share calculations.
Note R—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended March 31,
	2024	2023
Time and materials	$17,960	$27,159
Firm fixed price	10,046	10,400
Cost-reimbursable	5,115	4,595
Total revenues	$33,121	$42,154

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$230	$98
Additions	—	882
Write-offs	(59)	—
Ending balance	$171	$980

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended March 31, 2024
	Total	Percent of total revenues
Customer A	$7,113	21%
Customer B	6,350	19%
Customer C	4,594	14%
Customer D(1)	—	—%
All others	15,064	46%
Total revenues	$33,121	100%

	Three Months Ended March 31, 2023
	Total	Percent of total revenues
Customer A	$4,222	10%
Customer B	8,883	21%
Customer C	4,668	11%
Customer D(1)	6,763	16%
All others	17,618	42%
Total revenues	$42,154	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	March 31, 2024	December 31, 2023
Contract assets	$2,379	$4,822
Contract liabilities	$3,853	$879

The change in contract assets between December 31, 2023 and March 31, 2024 was primarily driven by services rendered for customers where the Company does not yet have the unconditional right to invoice. The change in contract liability balances between December 31, 2023 and March 31, 2024 was primarily driven by an increase in services rendered to customers that were previously invoiced. Revenue recognized in the three months ended March 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $879.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended March 31,
	2024	2023
Net EAC Adjustments, before income taxes	$(240)	$(1,266)
Net EAC Adjustments, net of income taxes	$(189)	$(1,000)
Net EAC Adjustments, net of income taxes, per diluted share	$0.01	$0.01

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $111 million. The Company expects to recognize approximately 100% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note S—Related Party Transactions

During the three months ended March 31, 2024, the Company paid or accrued $611 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $526, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the three months ended March 31, 2023, the Company paid or accrued $295 as compensation expense for the members of the Board of Directors, including equity-based compensation related to the RSUs of $205, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Note T—Subsequent Events

At-the-Market Sales Agreement

On May 10, 2024, the Company entered into a Controlled Equity Offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “sales agent”), pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $150.0 million through the sales agent. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of its shares under the Sales Agreement.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the sales agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the sales agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. The Company will pay the sales agent a commission for its services as sales agent of up to 3% of the gross sales price of the shares of the Company’s common stock sold through the sales agent pursuant to the Sales Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s audited consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

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

•Results of Operations: This section provides a discussion of our results of operations for the three months ended March 31, 2024 and, March 31, 2023.

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

Business Overview

Our mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers.

Recent Developments

Pangiam Acquisition

On February 29, 2024, the Company completed the acquisition of Pangiam Intermediate Holdings, LLC (“Pangiam” or the “Pangiam Acquisition”), a leader in vision AI for the global trade, travel and digital identity industries. The combination of BigBear.ai and Pangiam creates one of the industry’s most comprehensive vision and edge AI portfolios, combining facial recognition, image-based anomaly detection and advanced biometrics with BigBear.ai’s computer vision and predictive analytics capabilities, positioning the Company as a foundational leader in how artificial intelligence is operationalized at the edge.

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

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding Private Placement (the “PIPE warrants”) to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of approximately $33.2 million. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “Second New Warrant”) in a private placement. The Second New Warrant will become exercisable commencing at any time on or after September 5, 2024 (the “Exercise Date”), expiring after five years, with an exercise price per share equal to $4.75.

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

Geopolitical Environment

We operate in a complex and evolving security environment and our business is affected by geopolitical issues. Conflicts in Ukraine, the Middle East and heightened tension in the Pacific region have elevated global geopolitical tensions and security concerns. For our government customers, their focus on addressing immediate needs in these regions has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While these conflicts are still evolving and the eventual outcomes remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these conflicts worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Research and Development

Research and development expenses primarily consist of salaries, stock-based compensation expense, and benefits for personnel involved in research and development activities as well as allocated overhead. Certain research and development expenses relate to software developed for sale, lease or will otherwise be marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software, are capitalized when they are expected to become significant. All other research and development expenses are expensed in the period incurred.

Restructuring Charges

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

Transaction expenses incurred in 2024 consist of diligence, legal and other related expenses incurred associated with the Pangiam Acquisition, which was completed on February 29, 2024.

Goodwill Impairment

Goodwill impairment consists of non-cash charges goodwill.

Net Increase in Fair Value of Derivatives

Net increase in fair value of derivatives consists of fair value remeasurements of the Company’s warrants.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our debt agreements.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2024	2023
Revenues	$33,121	$42,154
Cost of revenues	26,135	31,941
Gross margin	6,986	10,213
Operating expenses:
Selling, general and administrative	16,948	20,362
Research and development	1,144	1,128
Restructuring charges	860	755
Transaction expenses	1,103	—
Goodwill impairment	85,000	—
Operating loss	(98,069)	(12,032)
Net increase in fair value of derivatives	23,992	10,567
Interest expense	3,555	3,556
Other income	(455)	—
Loss before taxes	(125,161)	(26,155)
Income tax (benefit) expense	(14)	59
Net loss	$(125,147)	$(26,214)

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Revenues	$33,121	$42,154	$(9,033)	(21.4)%

Revenues decreased by $9.0 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily driven by the planned wind-down of the Air Force EPASS program in mid-2023 of $6.8 million, the elimination of revenue from Virgin Orbit due to their bankruptcy announcement in April 2023 of $1.5 million, as well as contract award delays due to the continuing resolutions. The decrease was partially offset by revenue of $3.4 million attributed to Pangiam for the period from February 29, 2024 to March 31, 2024.

Cost of Revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Cost of revenues	$26,135	$31,941	$(5,806)	(18.2)%
Cost of revenues as a percentage of revenues	79%	76%

Cost of revenues as a percentage of total revenues increased to 79% for the three months ended March 31, 2024 as compared to 76% for the three months ended March 31, 2023. The increase in cost of revenues as a percentage of total revenues was primarily driven by an increase in equity-based compensation expense of $1.4 million and the elimination of gross margin from Virgin Orbit. Cost of revenues attributed to Pangiam activity for the period from February 29, 2024 to March 31, 2024 was $2.1 million.

SG&A

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
SG&A	$16,948	$20,362	$(3,414)	(16.8)%
SG&A as a percentage of revenues	51%	48%

SG&A expenses as a percentage of total revenues for the three months ended March 31, 2024 increased to 51% as compared to 48% for the three months ended March 31, 2023. The increase in SG&A expenses as a percentage of total revenues was primarily driven by increased employer payroll taxes related to equity-based compensation. SG&A expenses attributed to Pangiam activity for the period from February 29, 2024 to March 31, 2024 was $1.5 million.

Research and Development

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Research and development	$1,144	$1,128	$16	1.4%

Research and development expenses increased by $16 thousand during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Research and development expenses attributed to Pangiam activity for period from February 29, 2024 to March 31, 2024 were $0.6 million, which were partially offset by decreased research and development expenses driven by certain software development projects that have reached the technological feasibility stage and for which related costs were capitalized during the three months ended March 31, 2024.

Restructuring Charges

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Restructuring charges	$860	$755	$105	13.9%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services. Restructuring charges for the three months ended March 31, 2023 includes the impairment of lease right-of-use assets associated with these strategic cost saving initiatives.

Transaction Expenses

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Transaction expenses	$1,103	$—	$1,103	100.0%

Transaction expenses for the three months ended March 31, 2024 consist of diligence, legal and other related expenses incurred associated with the Pangiam Acquisition.

Goodwill Impairment

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Goodwill impairment	$85,000	$—	$85,000	100.0%

During the quarter ended March 31, 2024, the Company recognized non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

Net Increase in Fair Value of Derivatives

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Net increase in fair value of derivatives	$23,992	$10,567	$13,425	127.0%

The net increase in fair value of derivatives of $24.0 million for the three months ended March 31, 2024 includes a $42.3 million loss related to the change in fair value of warrants that were issued in 2023 (the “2023 Warrants”) that were exercised in the first quarter of 2024, partially offset by gains of $10.6 million, net of cash proceeds received, related to the issuance of warrants in the first quarter of 2024 (the “2024 Warrants”), and a gain of $18.3 million related to the decrease in fair value of the 2024 Warrants from the date of issuance to March 31, 2024.

Interest Expense

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Interest expense	$3,555	$3,556	$(1)	—%

Interest expense during the three months ended March 31, 2024 and the three months ended March 31, 2023 consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other Income

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Other income	$(455)	$—	$(455)	100.0%

The change in other income during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Year-Over-Year Change
	2024	2023	2024 vs 2023
Income tax (benefit) expense	$(14)	$59	$(73)	(123.7)%
Effective tax rate	—%	(0.2)%

The effective tax rate for the three months ended March 31, 2024 and the three months ended March 31, 2023 are consistent. The effective tax rate for the three months ended March 31, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.

As of March 31, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note L—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, goodwill impairment, non-recurring integration costs, capital market advisory fees, commercial start-up costs, loss on extinguishment of debt, transaction bonuses, termination of legacy benefits and management fees. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended March 31,
	2024	2023
Net loss	$(125,147)	$(26,214)
Interest expense	3,555	3,556
Interest income	(447)	—
Income tax (benefit) expense	(14)	59
Depreciation and amortization	2,439	1,986
EBITDA	(119,614)	(20,613)
Adjustments:
Equity-based compensation	5,156	3,805
Employer payroll taxes related to equity-based compensation(1)	664	183
Net increase in fair value of derivatives(2)	23,992	10,567
Restructuring charges(3)	860	755
Non-recurring strategic initiatives(4)	1,334	1,508
Non-recurring litigation(5)	(121)	—
Transaction expenses(6)	1,103	—
Goodwill impairment(7)	85,000	—
Adjusted EBITDA	$(1,626)	$(3,795)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The increase in fair value of derivatives during the quarter ended March 31, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. This loss was offset by gains of $10.6 million, net of cash proceeds received, related to the issuance of warrants in 2024 (the “2024 Warrants”), In addition, an $18.3 million reduction in fair value was recorded on the 2024 Warrants issued in connection with the warrant exercise agreements as the fair value decreased from the issue date to quarter end.

(3)
In the first quarter of 2024 and first quarter of 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses during the quarter ended March 31, 2024 consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam Acquisition.
(7)
During the quarter ended March 31, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(14,359)	$(12,017)
Capital expenditures, net	(1,681)	—
Free cash flow	$(16,040)	$(12,017)

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

The following table summarizes certain backlog information (in thousands):

	March 31, 2024	December 31, 2023
Funded	$68,163	$30,112
Unfunded	42,674	49,382
Priced, unexercised options	150,575	63,878
Unpriced, unexercised options	34,790	24,438
Total backlog	$296,202	$167,810

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities, if available. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. As more fully disclosed below under “Bank of America Senior Revolver,” as of March 31, 2024, until such date as we are able to comply with the Adjusted EBITDA requirement under the Senior Revolver, we are unable to draw on the Senior Revolver. However, based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

Our medium-term to long-term cash requirements are to service and repay debt and to invest in facilities, equipment, technologies, and research and development for growth initiatives.

Our ability to fund our medium-term to long-term cash needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our control. Our future access to, and the availability of credit on acceptable terms and conditions, is impacted by many factors, including capital market liquidity and overall economic conditions.

On May 10, 2024, we entered into a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co., as sales agent (the “sales agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $150.0 million through the sales agent under an “at-the-market” equity offering program. Any offer and sale of shares of our common stock under the Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (No. 333-271230), which was declared effective by the SEC on April 21, 2023, and the related prospectus supplement dated May 10, 2024 and accompanying prospectus that form a part of the registration statement.

As stated in Note J—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company was not in compliance with the covenants of the Senior Revolver as of March 31, 2024 and is currently unable to draw on the Senior Revolver.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity as of March 31, 2024 and 2023, consisted primarily of available cash and cash equivalents, which were as follows:

	March 31, 2024	December 31, 2023
Available cash and cash equivalents	$81,412	$32,557

The following table summarizes borrowings under our existing credit facilities as of the dates indicated:

	March 31, 2024	December 31, 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	826	1,229
Total debt	200,826	201,229
Less: unamortized issuance costs	5,239	5,727
Total debt, net	195,587	195,502
Less: current portion	826	1,229
Long-term debt, net	$194,761	$194,273

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note J—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes mature on December 15, 2026.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the Convertible Notes indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per $1,000 principal amount of Convertible Notes) because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). Subsequent to the Conversion Rate Reset, the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

The Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

As of March 31, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $5.2 million of unamortized debt issuance costs.

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

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant, but is still subject to the Secured Net Leverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). Failure to meet this Adjusted EBITDA requirement is not a default but limits the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able to meet the Adjusted EBITDA thresholds as defined in the Second Amendment.

The Company did not meet the Secured Net Leverage ratio covenant during the three months ended March 31, 2024, and is unable to draw on the Senior Revolver as of March 31, 2024.

As of March 31, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $116 were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note J—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1,229 loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2,059 loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1,109 and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023. The 2023 D&O Financing Loan was fully repaid at maturity.

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	(14,359)	(12,017)
Net cash provided by investing activities	12,254	—
Net cash provided by financing activities	50,960	21,212
Net increase in cash and cash equivalents	48,855	9,195
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$81,412	$21,827

Operating activities

For the three months ended March 31, 2024, net cash used in operating activities was $14,359. Net loss before deducting depreciation, amortization and other non-cash items was $7,811 and was further impacted by an unfavorable change in net working capital of $6,548 which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in contract assets of $2,443, a decrease in prepaid expenses and other assets of $950, an increase in accrued liabilities of $2,599, an increase in contract liabilities of $1,826, and an increase in other liabilities of $551. These were partially offset by an increase in accounts receivable of $8,957 and a decrease in accounts payable of $5,960.

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

Investing activities

For the three months ended March 31, 2024, net cash provided by investing activities was $12,254, primarily consisting of cash acquired from the Pangiam acquisition of $13,935, partially offset by capitalized software development costs of $1,643. There were no investing activities during the three months ended March 31, 2023.

Financing activities

For the three months ended March 31, 2024, net cash provided by financing activities was $50,960, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $53,809, partially offset by the payment of taxes related to net share settlement of equity awards $2,532 and the net repayment of $403 related to the 2023 D&O Financing Loan.

For the three months ended March 31, 2023, net cash provided by financing activities was $21,212, primarily consisting of net proceeds from the issuance of the Private Placement shares of $25,000, partially offset by $3,025 of fees related to the issuance of the Private Placement shares and payments on short-term borrowings of $763 related to the 2023 D&O Financing Loan.

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

Our critical accounting estimates are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the SEC on March 15, 2024.

Recent Accounting Pronouncements

See Note B—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock, including derivative liabilities and convertible debt. Decreases in the value of our common stock have triggered certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the conversion price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. In addition, the Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to —Written Put Option and Note J—Debt in the notes to our consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of March 31, 2024, the outstanding principal amount of our long-term debt was $200.0 million excluding unamortized discounts and issuance costs of $5.2 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, we intend to vigorously defend against any matters currently pending against us. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

Item 1A. Risk Factors

For a discussion of the material factors that make an investment in the Company risky, please see the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There have not been sales of unregistered equity securities during the period covered by this Quarterly Report on Form 10-Q that were not previously reported in a Current Report on Form 8-K.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

At-the-Market Sales Agreement

On May 10, 2024, the Company entered into a Controlled Equity Offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “sales agent”), pursuant to which the Company may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $150.0 million through the sales agent. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of our shares under the Sales Agreement.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the sales agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the sales agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. The Company will pay the sales agent a commission for its services as sales agent of up to 3% of the gross sales price of the shares of our common stock sold through the sales agent pursuant to the Sales Agreement.

Any offer and sale of shares of the Company’s common stock under the Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (No. 333-271230), which was declared effective by the SEC on April 21, 2023, and the related prospectus supplement dated May 10, 2024 and accompanying prospectus that form a part of the registration statement.

A copy of the Sales Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. A copy of the opinion of the Company’s counsel relating to the validity of the shares to be issued pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
4.1	Form of Common Stock Purchase Warrant	8-K	2/28/2024	001-40031	4.1
4.2	Form of Common Stock Purchase Warrant	8-K	3/5/2024	001-40031	4.1
5.1	Opinion of Latham & Watkins LLP					X
10.1	Warrant Exercise Agreement, dated as of February 27, 2024, by and between BigBear.ai and the Investor.	8-K	2/28/2024	001-40031	10.1
10.2	Joinder & Second Amendment to Amended & Restated Investor Rights Agreement, by and among BBAI, AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, Seller and the other parties thereto, dated as of December 6, 2021, as amended on July 20, 2023, effective as of February 29, 2024.	8-K	3/1/2024	001-40031	10.1
10.3	Warrant Exercise Agreement, dated as of March 4, 2024, by and between BigBear.ai and the Investor.	8-K	3/5/2024	001-40031	4.1
10.4	Controlled Equity OfferingSM Sales Agreement, dated May 10, 2024, by and between Bigbear.ai Holdings, Inc. and Cantor Fitzgerald & Co.					X
23.1	Consent of Latham & Watkins LLP (included in Exhibit 5.1)					X
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

Date: May 10, 2024	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)