Form 10-Q
period 2024-06-30
BigBear.ai Holdings, Inc.
filed 2024-08-09
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 250,073,489 shares of our common stock, $0.0001 par value per share, outstanding as of August 2, 2024.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
June 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$72,266	$32,557
Accounts receivable, less allowance for credit losses of $127 as of June 30, 2024 and $230 as of December 31, 2023	33,944	21,949
Contract assets	1,041	4,822
Prepaid expenses and other current assets	4,519	4,449
Total current assets	111,770	63,777
Non-current assets:
Property and equipment, net	1,586	997
Goodwill	118,621	48,683
Intangible assets, net	118,197	82,040
Right-of-use assets	9,620	4,041
Other non-current assets	1,089	372
Total assets	$360,883	$199,910

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$7,128	$11,038
Short-term debt, including current portion of long-term debt	417	1,229
Accrued liabilities	20,375	16,233
Contract liabilities	3,496	879
Current portion of long-term lease liability	1,077	779
Derivative liabilities	17,074	37,862
Other current liabilities	3,748	602
Total current liabilities	53,315	68,622
Non-current liabilities:
Long-term debt, net	195,250	194,273
Long-term lease liability	9,562	4,313
Deferred tax liabilities	—	37
Total liabilities	258,127	267,245
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock, par value $0.0001; 500,000,000 shares authorized and 246,774,184 shares issued and outstanding at June 30, 2024 and 157,287,522 shares issued and outstanding at December 31, 2023	25	17
Additional paid-in capital	610,395	303,428
Treasury stock, at cost 9,952,803 shares at June 30, 2024 and December 31, 2023	(57,350)	(57,350)
Accumulated deficit	(450,314)	(313,430)
Total stockholders’ equity (deficit)	102,756	(67,335)
Total liabilities and stockholders’ equity (deficit)	$360,883	$199,910

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited; in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$39,783	$38,459	$72,904	$80,613
Cost of revenues	28,720	29,496	54,855	61,437
Gross margin	11,063	8,963	18,049	19,176
Operating expenses:
Selling, general and administrative	23,364	16,930	40,312	37,292
Research and development	3,565	2,225	4,709	3,353
Restructuring charges	457	25	1,317	780
Transaction expenses	347	—	1,450	—
Goodwill impairment	—	—	85,000	—
Operating loss	(16,670)	(10,217)	(114,739)	(22,249)
Interest expense	3,551	3,560	7,106	7,116
Net (decrease) increase in fair value of derivatives	(7,882)	3,121	16,110	13,688
Other income	(617)	—	(1,072)	—
Loss before taxes	(11,722)	(16,898)	(136,883)	(43,053)
Income tax expense (benefit)	15	(3)	1	56
Net loss	$(11,737)	$(16,895)	$(136,884)	$(43,109)

Basic net loss per share	$(0.05)	$(0.12)	$(0.63)	$(0.30)
Diluted net loss per share	$(0.05)	$(0.12)	$(0.63)	$(0.30)

Weighted-average shares outstanding:
Basic	246,303,139	145,469,043	216,754,082	142,027,938
Diluted	246,303,139	145,469,043	216,754,082	142,027,938

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Three Months Ended June 30, 2024
	Common stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	equity
As of March 31, 2024	246,061,379	$25	$604,384	$(57,350)	$(438,577)	$108,482
Net loss	—	—	—	—	(11,737)	(11,737)
Equity-based compensation expense	—	—	5,749	—	—	5,749
Exercise of options	22,780	—	33	—	—	33
Issuance of shares for equity-based compensation awards, net	215,700	—	(378)	—	—	(378)
Issuance of shares purchased under ESPP	474,325	—	607	—	—	607
As of June 30, 2024	246,774,184	$25	$610,395	$(57,350)	$(450,314)	$102,756

	Three Months Ended June 30, 2023
	Common stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of March 31, 2023	141,823,207	$16	$282,573	$(57,350)	$(279,278)	$(54,039)
Net loss	—	—	—	—	(16,895)	(16,895)
Equity-based compensation expense	—	—	3,994	—	—	3,994
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	1,072,662	—	(1,398)	—	—	(1,398)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	—	—	—	—
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$(61,573)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Six Months Ended June 30, 2024
	Common stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	(deficit) equity
As of December 31, 2023	157,287,522	$17	$303,428	$(57,350)	$(313,430)	$(67,335)
Net loss	—	—	—	—	(136,884)	(136,884)
Equity-based compensation expense	—	—	10,906	—	—	10,906
Exercise of options	87,324	—	119	—	—	119
Issuance of common shares as consideration for the acquisition of Pangiam	61,838,072	6	207,770	—	—	207,776
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	90,707
Issuance of shares for equity-based compensation awards, net	4,311,703	—	(3,140)	—	—	(3,140)
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	90,707
Issuance of shares for exercised convertible notes	94	—	—	—	—	—
Issuance of shares purchased under ESPP	474,325	—	607	—	—	607
As of June 30, 2024	246,774,184	$25	$610,395	$(57,350)	$(450,314)	$102,756

	Six Months Ended June 30, 2023
	Common stock		Additional	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$(37,872)
Net loss	—	—	—	—	(43,109)	(43,109)
Equity-based compensation expense	—	—	7,799	—	—	7,799
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	6,765
Issuance of shares for equity-based compensation awards, net	1,984,523	—	(2,237)	—	—	(2,237)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	—	—	—	—
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$(61,573)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(136,884)	$(43,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,346	3,965
Amortization of debt issuance costs	1,012	1,006
Equity-based compensation expense	10,906	7,799
Goodwill impairment	85,000	—
Non-cash lease expense	363	297
Provision for doubtful accounts	176	1,557
Deferred income tax (benefit) expense	(37)	53
Net increase in fair value of derivatives	16,110	13,688
Loss on sale of property and equipment	—	8
Changes in assets and liabilities:
Increase in accounts receivable	(6,232)	(7,735)
Decrease in contract assets	3,781	966
Decrease in prepaid expenses and other assets	1,243	5,244
Decrease in accounts payable	(5,047)	(8,124)
Increase in accrued liabilities	1,652	660
Increase (decrease) in contract liabilities	1,469	(22)
Decrease in other liabilities	(275)	(1,066)
Net cash used in operating activities	(21,417)	(24,813)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	13,935	—
Purchases of property and equipment	(167)	(2)
Capitalized software development costs	(3,225)	—
Net cash provided by (used in) investing activities	10,543	(2)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—
Proceeds from issuance of Private Placement and Registered Direct Offering shares	—	50,000
Payment of Private Placement and Registered Direct Offering transaction costs	—	(5,225)
Repayment of short-term borrowings	(812)	(1,537)
Issuance of common stock upon ESPP purchase	607	—
Proceeds from exercise of options	119	—
Payments of tax withholding from the issuance of common stock	(3,140)	(1,132)
Net cash provided by financing activities	50,583	42,106
Net increase in cash and cash equivalents	39,709	17,291
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$72,266	$29,923

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for Pangiam acquisition	$207,770	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 1—Description of the Business

BigBear.ai Holdings, Inc.’s (“BigBear.ai”, “BigBear.ai Holdings”, “BigBear” or the “Company”) mission is to help deliver clarity for the world’s most complex decisions. BigBear.ai is a leading provider of Edge AI-powered decision intelligence solutions for national security, supply chain management and digital identity. Customers and partners rely on BigBear.ai’s predictive analytics capabilities in highly complex, distributed, mission-based operating environments. We are a technology-led solutions organization, providing both software and services to our customers. Unless otherwise indicated, references to “we”, “us” and “our” refer collectively to BigBear.ai Holdings, Inc. and its consolidated subsidiaries.

Note 2—Summary of Significant Accounting Policies

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
(unaudited, in thousands of U.S. dollars unless stated otherwise)

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

Note 3—Restructuring Charges

During the three months ended March 31, 2024, the Company refined its organizational structure resulting in employee separation costs of $1.3 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2024. There were no unpaid employee separation costs related to this organizational restructuring as of June 30, 2024.

During the three months ended March 31, 2023, the Company refined its organizational structure resulting in employee separation costs of $0.8 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2023. There were no unpaid employee separation costs related to this organizational restructuring as of December 31, 2023.

Note 4—Business Combinations

Pangiam Acquisition

On February 29, 2024, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated November 4, 2023, by and among BigBear.ai, Pangiam Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), (i) Merger Sub merged with and into Pangiam Intermediate, with Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate merged with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Mergers”).

As consideration for the Mergers and the related transactions contemplated by the Merger Agreement, BigBear.ai issued a total of 61,838,072 shares of the Company’s common stock to Seller based on the 20-day volume-weighted average price for common stock ending on the trading day immediately prior to the date of the Merger Agreement of $1.3439, representing an enterprise value of $70 million (which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses) (the “Purchase Price”), less $3.5 million that was held back from the Purchase Price at the time of the closing of the Mergers to cover any post-closing downward adjustments to the Purchase Price (the “Holdback Amount”). On July 2, 2024 (the “Finalization Date”), BigBear.ai issued 2,144,073 shares of common stock at $1.3905 per share (as determined according to the volume weighted average price over the 20 trading days ending immediately prior to the Finalization Date) as settlement of the final determination of the post-close adjusted Purchase Price.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the preliminary fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at June 30, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	91	5,939
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(606)	$66,581
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Deferred revenue	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	629	55,819
Goodwill	$156,086	$(1,148)	$154,938

The Holdback Amount is calculated for any potential differences between the estimated and final amount of cash balance, working capital and Seller transaction costs and is presented as other current liabilities on BigBear.ai’s consolidated balance sheets. The Holdback Amount will be settled in Company shares and the number of shares will be calculated based on the volume weighted-average price for the BigBear.ai Holdings, Inc. shares over the 20 trading days ending on the Mergers closing date.

The following table summarizes the intangible assets acquired by class:

February 29, 2024
Technology	$14,835
Trade names	1,560
Customer relationships	21,670
Total intangible assets	$38,065

The acquired technology, trade names, and customer relationship intangible assets have a weighted-average estimated useful lives of 7 years, 5 years, and 20 years, respectively.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The results of operations of Pangiam for the period from February 29, 2024, as reported at June 30, 2024 to June 30, 2024 have been included in the results of operations for the six months ended June 30, 2024. The post-acquisition net revenues and net loss included in the results of operations for the six months ended June 30, 2024 were $14.0 million and $87.9 million, respectively.

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the six months ended June 30, 2024 and the year ended December 31, 2023 as though the acquisition of Pangiam had been completed as of January 1, 2023.

	Six Months Ended June 30, 2024	Year ended December 31, 2023
Net revenue	$79,215	$195,813
Net loss	(141,040)	(84,789)

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

The Company incurred $1.5 million of transaction expenses attributable to the acquisition of Pangiam during the six months ended June 30, 2024, which have been recorded in the pro forma results for the twelve months ended December 31, 2023. The Company incurred $85.0 million of goodwill impairment as outlined in Note 6—Goodwill during the six months ended June 30, 2024, which has been recorded in the pro forma results for the six months ended June 30, 2024.

Note 5—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Warrants that were issued at BigBear.ai’s initial public offering (“IPO warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE warrants”), and warrants issued in BigBear.ai’s 2023 and 2024 registered direct offering warrants (“RDO warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”), which is considered to be a Level 3 fair value measurement. See Note 15—Warrants for information on the Level 3 inputs used to value the IPO warrants, PIPE warrants and RDO warrants.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The table below presents the financial assets and liabilities measured at fair value :

		June 30, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2023 PIPE warrants	Derivative liabilities	$—	$—	$—	$—
2023 RDO warrants	Derivative liabilities	—	—	—	—
IPO warrants	Derivative liabilities	—	—	28	28
2024 PIPE warrants	Derivative liabilities	—	—	10,260	10,260
2024 RDO warrants	Derivative liabilities	—	—	6,786	6,786
Total recurring fair value measurements:				17,074	17,074
Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	—	—	118,621	118,621

		December 31, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
2023 PIPE warrants	Derivative liabilities	$—	$—	$22,778	$22,778
2023 RDO warrants	Derivative liabilities	—	—	15,018	15,018
IPO warrants	Derivative liabilities	—	—	66	66
2024 PIPE warrants	Derivative liabilities	—	—	—	—
2024 RDO warrants	Derivative liabilities	—	—	—	—
Nonrecurring fair value measurement:
Goodwill	Goodwill	—	—	48,683	48,683
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter. Differences between the implied fair value of $119.8 million and the balance as of June 30, 2024 relate to subsequent measurement period adjustments.

The changes in the fair value of the Level 3 liabilities are as follows:

	2023 PIPE warrants	2023 RDO warrants	IPO warrants	2024 PIPE warrants	2024 RDO warrants
December 31, 2023	$22,778	$15,018	$66	$—	$—
Additions	—	—	—	27,990	15,196
Changes in fair value	37,361	15,551	(35)	(17,730)	(8,410)
Settlements	(60,139)	(30,569)	(3)	—	—
June 30, 2024	$—	$—	$28	$10,260	$6,786

Note 6—Goodwill

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

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

The table below presents the changes in the carrying amount of goodwill:

As of December 31, 2023	$48,683
Goodwill arising from the Pangiam acquisition	154,938
Goodwill impairment	(85,000)
As of June 30, 2024	$118,621

Accumulated impairment losses to goodwill were $138.5 million as of June 30, 2024.

During the first quarter of fiscal 2024, we performed a quantitative impairment analysis as a result of a decrease in the Company’s share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam as described in Note 4. As a result of this testing, we recorded an $85.0 million non-cash goodwill impairment charge during the three months ended March 31, 2024. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA Growth and estimated future cash flows. We used a discount rate of 30.7%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

Note 7—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	June 30, 2024
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(13,660)	$82,610	20
Technology	41,035	(13,733)	27,302	7
Software for sale	7,053	(224)	6,829	3
Trade name	1,560	(104)	1,456	5
Total	$145,918	$(27,721)	$118,197

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(11,432)	$63,168	20
Technology	26,200	(11,156)	15,044	7
Software for sale	3,828	—	3,828	3
Trade name	—	—	—	5
Total	$104,628	$(22,588)	$82,040

Amortization expense of $0.2 million and zero was recognized for the capitalized software development costs during the three and the six months ended June 30, 2024 and June 30, 2023, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The table below presents the amortization expense related to intangible assets for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization expense related to intangible assets	$2,794	$1,868	$5,133	$3,737

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of June 30, 2024:

Remainder of 2024	$6,396
2025	13,484
2026	13,484
2027	12,022
2028	7,745
Thereafter	65,066
Total estimated amortization expense	$118,197

Note 8—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	June 30, 2024	December 31, 2023
Prepaid insurance	$661	$1,419
Prepaid expenses	2,056	1,246
Prepaid taxes	1,754	1,784
Pre-contract costs(1)	48	—
Total prepaid expenses and other current assets	$4,519	$4,449
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

Note 9—Accrued Liabilities
The table below presents details on accrued liabilities:

	June 30 2024	December 31 2023
Payroll accruals	$14,251	$10,118
Accrued interest	589	560
Legal accruals	2,770	1,253
Other accrued expenses	2,765	4,302
Total accrued liabilities	$20,375	$16,233

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 10—Debt

The table below presents the Company’s debt balances:

	June 30 2024	December 31 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	417	1,229
Total debt	200,417	201,229
Less: unamortized issuance costs	4,750	5,727
Total debt, net	195,667	195,502
Less: current portion	417	1,229
Long-term debt, net	$195,250	$194,273

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial conversion price of $11.50 (the “Conversion Price”). The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the Convertible Notes indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The Convertible Note financing matures on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the Convertible Notes indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per one thousand dollars of principal amount of Convertible Notes).

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Subsequent to the adjustment, the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

During the six months ended June 30, 2024, Convertible Notes with a principal of $1,000 were exercised for 94 shares of the Company’s common stock. As of June 30, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $4.8 million of unamortized debt issuance costs. As of June 30, 2024, the fair value of the Convertible Notes is $145.5 million, which is considered to be a Level 3 fair value measurement.

Bank of America Senior Revolver

The Company is party to a senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”), entered into on December 7, 2021 (the “Closing Date”), subsequently amended on November 8, 2022, providing the Company with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures and other general corporate purposes. The Senior Revolver matures on December 7, 2025 (the “Maturity Date”).

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

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result was unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment (the “First Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Bank of America Credit Agreement for the quarter ended June 30, 2022.

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
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Failure to meet this Adjusted EBITDA requirement is not a default but limits the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA threshold as defined in the Second Amendment.

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. As of June 30, 2024, the Company was compliant with the covenant requirements.

As of June 30, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $0.1 million as of June 30, 2024, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1.2 million loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan has an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2.1 million loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1.1 million and had an interest rate of 5.75% per annum and a maturity date of December 8, 2023. The 2023 D&O Financing Loan was fully repaid at maturity.

Note 11—Leases

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

The following table presents supplemental information related to leases:

	June 30, 2024	June 30, 2023
Weighted average remaining lease term	5.09	5.07
Weighted average discount rate	13.43%	10.55%

The table below summarizes total lease costs for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$585	$291	$972	$583
Variable lease expense	43	49	69	71
Short-term lease expense	10	31	14	94
Rent expense	$638	$371	$1,055	$748

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sublease income recognized (1)	$19	$52	$42	$91

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

(1) As of June 30, 2024 and June 30, 2023, the Company has subleased two and four of its real estate leases.

The following table presents supplemental cash flow and non-cash information related to leases:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,003	$691
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$5,942	$—

As of June 30, 2024, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2024	$1,200
2025	2,357
2026	2,275
2027	1,695
2028	1,688
Thereafter	9,065
Total future minimum lease payments	$18,280
Less: amounts related to imputed interest	7,641
Present value of future minimum lease payments	10,639
Less: current portion of long-term lease liability	1,077
Long-term lease liability	$9,562

Note 12—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate	(0.1)%	—%	—%	(0.1)%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three and six month periods ended June 30, 2024 and June 30, 2023. The effective tax rate for the three and six month periods ended June 30, 2024 and June 30, 2023 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

Note 13—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of June 30, 2024, the Company has accrued $2.8 million related to various ongoing legal disputes. The $2.8 million balance as of June 30, 2024, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 14—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	June 30, 2024	December 31, 2023
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	246,774,184	157,287,522

Treasury Stock

These shares are measured at cost and presented as treasury stock on the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit).

Dividend Rights

Subject to applicable law and the rights, if any, of the holders of any outstanding series of the Company’s preferred stock or any class or series of stock having a preference over or the right to participate with the Company’s common stock with respect to the payment of dividends, dividends may be declared and paid ratably on the Company’s common stock out of the assets of the Company that are legally available for this purpose at such times and in such amounts as the Company’s Board of Directors (the “Board”) in its discretion shall determine.

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	June 30, 2024	December 31, 2023
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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
(unaudited, in thousands of U.S. dollars unless stated otherwise)

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

Note 15—Warrants

2023 Registered Direct Offering Warrants

On June 13, 2023, the Company consummated the closing of a registered direct offering pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value and accompanying common warrants (“RDO warrants”). Each share of common stock is accompanied by a common warrant to purchase three-quarters of a share of common stock at an exercise price of $2.32 per share. The RDO warrants were initially exercisable for up to 8,886,255 shares of common stock and became exercisable six months after issuance and had a five-year term.

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31, 2023
Value of each RDO warrant	$1.69
Exercise price	$2.32
Common stock price	$2.14
Expected option term (years)	5.0
Expected volatility	110.00%
Risk-free rate of return	3.80%
Expected annual dividend yield	—%

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the six months ended June 30, 2024 and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

A loss of $1,881, which includes transaction costs associated with the issuance of the 2023 RDO warrants, was recognized for the three and six months ended June 30, 2023, respectively, and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

2024 RDO Warrants

In consideration for the immediate and full exercise of the RDO warrants, on February 28, 2024, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 of the Company’s common stock (the “2024 RDO warrants”) in a private placement. The 2024 RDO warrants will become exercisable commencing at any time on or after August 28, 2024, with an expiration date five years thereafter, with an exercise price per share equal to $3.78.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2024	February 28, 2024
Value of each 2024 RDO warrant	$1.17	$2.62
Exercise price	$3.78	$3.78
Common stock price	$1.51	$3.14
Expected option term (years)	5.2	5.5
Expected volatility	123.60%	117.60%
Risk-free rate of return	4.30%	4.20%
Expected annual dividend yield	—%	—%

As of June 30, 2024, the 2024 RDO warrants had a fair value of $6.8 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $3.1 million and $8.4 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the three and six months ended June 30, 2024, respectively, and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2024, there were 5,800,000 2024 RDO warrants issued and outstanding.

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

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the six months ended June 30, 2024 and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

A loss of $1,250 and $11,774 were recognized as a result of the change in fair value for the three and six months ended June 30, 2023, respectively, and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

2024 PIPE Warrant

In consideration for the immediate and full exercise of the PIPE warrants, on March 5, 2024, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

(the “2024 PIPE warrant”) in a private placement. The 2024 PIPE Warrant will become exercisable commencing at any time on or after September 5, 2024, with an expiration date five years thereafter, with an exercise price per share equal to $4.75.

The table below presents the value of the 2024 PIPE warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2024	March 4, 2024
Value of each 2024 PIPE warrant	$1.14	$3.11
Exercise price	$4.75	$4.75
Common stock price	$1.51	$3.75
Expected option term (years)	5.2	5.5
Expected volatility	123.60%	117.00%
Risk-free rate of return	4.30%	4.10%
Expected annual dividend yield	—%	—%

As of June 30, 2024, the 2024 PIPE warrant has a fair value of $10.3 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $4.8 million and $17.7 million was recognized as a result of the change in fair value during the three and six months ended June 30, 2024, respectively, and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2024, there were 9,000,000 2024 PIPE warrants issued and outstanding.

IPO Public Warrants

Each warrant issued in connection with the Company’s initial public offering (the “IPO public warrants”) entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means only a whole warrant may be exercised at a given time by a warrant holder. The warrants will expire on December 7, 2026, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the IPO public warrants for redemption as follows: (1) in whole and not in part; (2) at a price of $0.01 per warrant; (3) upon a minimum of 30 days’ prior written notice of redemption; (4) if there is an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus available throughout the 30-day notice period; and (5) only if the last reported closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the IPO public warrants for redemption, management will have the option to require all holders that wish to exercise the Company IPO public warrants to do so on a “cashless basis.”

The exercise price and number of shares of common stock issuable upon exercise of the IPO public warrants may be adjusted in certain circumstances including stock dividends, stock splits, extraordinary dividends, consolidation, combination, reverse stock split or reclassification of shares of the Company’s common stock or other similar event. In no event will the Company be required to net cash settle the warrant shares.

As of June 30, 2024 and December 31, 2023, there were 12,168,378 IPO public warrants issued and outstanding for both periods.

IPO Private Warrants

The terms and provisions of the IPO public warrants above also apply to the private warrants issued by the Company (“IPO private warrants”). If the IPO private warrants are held by holders other than GigAcquisitions4, LLC (“Sponsor”), Oppenheimer & Co. Inc. and Nomura Securities International, Inc. (together, the “Underwriters”), or any respective permitted transferees, the IPO private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the IPO public warrants. The Sponsor, the Underwriters and any respective permitted transferees have the option to exercise the IPO private warrants on a cashless basis.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2024	December 31, 2023
Fair value of each IPO private warrant	$0.18	$0.38
Exercise price	$11.50	$11.50
Common stock price	$1.51	$2.14
Expected option term (in years)	2.4	2.9
Expected volatility	89.20%	82.30%
Risk-free rate of return	4.60%	4.00%
Expected annual dividend yield	—%	—%

As of June 30, 2024 and December 31, 2023, the IPO private warrants have a fair value of $— million and $0.1 million and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the three and the six months ended June 30, 2024 and June 30, 2023 and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Gain) loss on change in fair value of IPO warrants	$(35)	$(10)	$(35)	$33

As of June 30, 2024 and December 31, 2023, there were 157,394 IPO private warrants issued and outstanding for both periods.

Note 16—Equity-Based Compensation

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
(unaudited, in thousands of U.S. dollars unless stated otherwise)

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

On December 7, 2021, the the previously announced merger with GigCapital4, Inc. was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment.

The table below presents the activity in Tranche II of the Incentive Units:

Unvested as of December 31, 2023	1,155,000
Unvested as of June 30, 2024	1,155,000
As of June 30, 2024, there was no unrecognized compensation cost related to Tranche II Incentive Units.

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

There were no stock options granted during the six months ended June 30, 2024.

The table below presents the activity of outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209
Exercised	(87,324)	1.35
Forfeited	(800,858)	2.36
Expired	(60,915)	3.43
Outstanding as of June 30, 2024	4,178,576	$2.09	8.48	$372

Vested and exercisable as of June 30, 2024	1,430,565	$2.28	8.30	$150

The stock options had $0.4 million intrinsic value as of June 30, 2024. The Company recognizes equity-based compensation expense for the stock options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

of June 30, 2024, there was approximately $3.1 million of unrecognized compensation costs related to the stock options, which is expected to be recognized over the remaining weighted average period of 1.78 years.

Restricted Stock Units

During the six months ended June 30, 2024, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 9,228,544 RSUs to employees and no RSUs to nonemployee directors during the six months ended June 30, 2024. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,052,113	$2.11
Granted	9,240,739	2.04
Vested	(2,868,984)	2.15
Forfeited	(1,331,852)	2.44
Unvested as of June 30, 2024	15,092,016	$2.03

As of June 30, 2024, there was approximately $28.8 million of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 1.62 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees as a retention incentive. During the six months ended June 30, 2024, the Company granted 1,932,946 PSUs (“Retention PSUs”). The Company also granted 1,736,737 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Retention PSUs and STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	2,585,831	$1.70
Granted	3,669,683	2.74
Vested	(2,456,977)	1.80
Forfeited	(578,434)	1.77
Unvested as of June 30, 2024	3,220,103	$2.79

As of June 30, 2024, there was approximately $6.6 million of unrecognized compensation costs related to the Retention PSUs and STI PSUs, which is expected to be recognized over the remaining average period of 0.90 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the six months ended June 30, 2024, 474,325 shares were sold under the ESPP. As of June 30, 2024, the Company has withheld employee contributions of $0.1 million for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

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

	June 30, 2024	December 31, 2023
Price of common stock on the grant date	$1.50	$1.80 to $2.09
Expected term (in years)	0.50	0.50
Expected volatility(1)	122.9%	94.9% to 162.2%
Risk-free rate of return	5.3%	5.3% to 5.4%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.74	$0.75 to $1.23
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of June 30, 2024, there was approximately $0.5 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.50 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Incentive Units, stock options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues and research and development for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Equity-based compensation expense in selling, general and administrative	$3,980	$2,319	$6,151	$5,122
Equity-based compensation expense in cost of revenues	799	1,442	3,452	2,316
Equity-based compensation expense in research and development	970	233	1,303	361
Total equity-based compensation expense	$5,749	$3,994	$10,906	$7,799
Note 17—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per share	2024	2023	2024	2023
Numerator:
Net loss	$(11,737)	$(16,895)	$(136,884)	$(43,109)
Denominator:
Weighted average shares outstanding—basic and diluted	246,303,139	145,469,043	216,754,082	142,027,938
Basic and diluted net loss per Share	$(0.05)	$(0.12)	$(0.63)	$(0.30)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	4,126,975	5,055,299	4,172,994	4,995,674
2023 PIPE warrants	—	805,855	—	725,270
2023 RDO warrants	—	97,390	—	48,695
PSUs	208,157	1,534,861	1,024,579	1,534,861
RSUs	5,919,487	10,760,022	3,628,819	11,821,305
ESPP	1,365,919	1,062,602	1,247,297	1,062,602
Total	11,620,538	19,316,029	10,073,689	20,188,407

On July 2, 2024, the Company issued 2,144,073 shares of common stock in settlement of the Holdback Amount for the Pangiam acquisition. Refer to Note 20—Subsequent Events for more information.

Note 18—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Time and materials	$23,377	$21,122	$41,337	$48,281
Firm fixed price	11,639	12,577	21,685	22,977
Cost-reimbursable	4,767	4,760	9,882	9,355
Total revenues	$39,783	$38,459	$72,904	$80,613

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$171	$980	$230	$98
Additions	73	675	73	1,557
Write-offs	(117)	—	(176)	—
Ending balance	$127	$1,655	$127	$1,655

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$5,305	13%	$12,418	17%
Customer B	5,832	15%	12,182	17%
Customer C	4,877	12%	9,471	13%
Customer D(1)	—	—%	—	—%
All others	23,769	60%	38,833	53%
Total revenues	$39,783	100%	$72,904	100%

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$7,360	19%	$16,243	20%
Customer B	5,027	13%	11,790	15%
Customer C	5,856	15%	10,524	13%
Customer D(1)	5,004	13%	9,226	11%
All others	15,212	40%	32,830	41%
Total revenues	$38,459	100%	$80,613	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	June 30, 2024	December 31, 2023
Contract assets	$1,041	$4,822
Contract liabilities	$3,496	$879

The change in contract assets between December 31, 2023 and June 30, 2024 was primarily driven by invoices being issued for services previously rendered. The change in contract liability balances between December 31, 2023 and June 30, 2024 was primarily driven by upfront payments for services yet to be rendered to customers. Revenue recognized in the six months ended June 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $0.9 million.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net EAC Adjustments, before income taxes	$(104)	$(1,631)	$(344)	$365
Net EAC Adjustments, net of income taxes	$(82)	$(1,288)	$(271)	$288
Net EAC Adjustments, net of income taxes, per diluted share	$—	$(0.01)	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $82.2 million. The Company expects to recognize approximately 93% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note 19—Related Party Transactions

During the three and the six months ended June 30, 2024, the Company paid or accrued $0.4 million and $1.0 million as compensation expense for the members of the Board, including equity-based compensation related to the RSUs of $0.4 million and $0.9 million, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the three and the six months ended June 30, 2023, the Company paid or accrued $0.3 million and $0.6 million as compensation expense for the members of the Board, respectively, including equity-based compensation related to the RSUs of $0.2 million and $0.4 million, respectively, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Note 20—Subsequent Events

On July 2, 2024, the Company issued 2,144,073 shares of common stock at $1.3905 per share (as determined according to the volume weighted average price over the 20 trading days ending immediately prior to the Finalization Date) as settlement of the final determination of the post-close adjusted Purchase Price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding BigBear’s industry, future events, and other statements that are not historical facts. These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects on us and should not be relied upon as representing BigBear’s assessments as of any date subsequent to the date of this Quarterly Report on Form 10-Q. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements are subject to a number of risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and the six months ended June 30, 2024 and, June 30, 2023.

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note 2—Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding Registered Direct Offering to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of approximately $20.6 million (the “RDO warrants”). In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “2024 RDO warrant”) in a private placement. The 2024 RDO warrants will become exercisable commencing at any time on or after August 28, 2024, expiring after five years, with an exercise price per share equal to $3.78.

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

U.S. Budget Environment

The majority of our revenue is derived from federal government contracts. U.S. government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.. We expect our key contracts will continue to be supported and funded under the continuing resolution. However, during periods covered by continuing resolutions, we may experience delays in new contract awards, and those delays may adversely affect our results of operations.

On March 22, 2024, the President signed the second Fiscal Year (“FY”) 2024 Consolidated Appropriations package into law, which includes Department of Defense (“DoD”) funding. This legislation reflects the Fiscal Responsibility Act (“FRA”) spending limit of $886 billion for National Defense, of which $842 billion was for the DoD base budget.

The President’s FY 2025 budget request was submitted to Congress on March 11, 2024, initiating the FY 2025 defense authorization and appropriations legislative process. The request included $895 billion for National Defense, of which $850 billion is for the DoD base budget, in keeping with the limit established by the FRA. While compression on overall requirements driven by the FRA limit is evident, the Office of the Secretary of Defense has stated the FY 2025 budget proposal meets their objectives of keeping National Defense Strategy priorities on track.

The House and Senate continue the legislative process on the FY 2025 budget. On May 22, 2024, the House Armed Services Committee (HASC) approved its version of the FY25 National Defense Authorization Act. The bill authorizes $849.8 billion in funding for the DoD, which is consistent with the President’s FY25 budget request. On June 28, 2024, the FY 2025 DoD Appropriations bill H.R. 8774 passed the House. On July 8, 2024, the Senate Armed Service Committee (“SASC”) filed their version of the FY 25 National Defense Authorization Act at a level $25 billion above the cap set by the FRA.

In the coming months, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget to become law and complete the budget process.

On April 24, 2024, the President signed a bill providing a total of $95 billion in additional supplemental funding for Ukraine, Israel and Taiwan including funding for the restock of U.S. munitions capacity. Supplemental funding legislation is not subject to the FRA limits.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions and the 2024 elections, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our federal government contracts.

Geopolitical Environment

We operate in a complex and evolving security environment and our business is affected by geopolitical issues. Conflicts in Ukraine, the Middle East and heightened tension in the Pacific region have elevated global geopolitical tensions and security concerns. For our government customers, their focus on addressing immediate needs in these regions has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While these conflicts are still evolving and the eventual outcome remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these conflicts worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Transaction Expenses

Transaction expenses incurred in 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition, which was completed on February 29, 2024.

Goodwill Impairment

Goodwill impairment consists of non-cash charges to goodwill.

Net (Decrease) Increase in Fair Value of Derivatives

Net (decrease) increase in fair value of derivatives consists of fair value remeasurements of the Company’s warrants.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our debt agreements.

Other Income

Other income consists primarily of interest income earned on money market accounts.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$39,783	$38,459	$72,904	$80,613
Cost of revenues	28,720	29,496	54,855	61,437
Gross margin	11,063	8,963	18,049	19,176
Operating expenses:
Selling, general and administrative	23,364	16,930	40,312	37,292
Research and development	3,565	2,225	4,709	3,353
Restructuring charges	457	25	1,317	780
Transaction expenses	347	—	1,450	—
Goodwill impairment	—	—	85,000	—
Operating loss	(16,670)	(10,217)	(114,739)	(22,249)
Net (decrease) increase in fair value of derivatives	(7,882)	3,121	16,110	13,688
Interest expense	3,551	3,560	7,106	7,116
Other income	(617)	—	(1,072)	—
Loss before taxes	(11,722)	(16,898)	(136,883)	(43,053)
Income tax expense (benefit)	15	(3)	1	56
Net loss	$(11,737)	$(16,895)	$(136,884)	$(43,109)

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$39,783	$38,459	$1,324	3.4%

Revenues increased by $1.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily as a result of increases due to the acquisition of Pangiam, offset by decreased volume from the Air Force EPASS program which wound down in the second quarter of 2023.

Cost of Revenues

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Cost of revenues	$28,720	$29,496	$(776)	(2.6)%
Cost of revenues as a percentage of revenues	72%	77%

Cost of revenues as a percentage of total revenues decreased to 72% for the three months ended June 30, 2024 as compared to 77% for the three months ended June 30, 2023. The decrease in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

SG&A

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
SG&A	$23,364	$16,930	$6,434	38.0%
SG&A as a percentage of revenues	59%	44%

SG&A expenses as a percentage of total revenues for the three months ended June 30, 2024 increased to 59% as compared to 44% for the three months ended June 30, 2023, which was primarily driven by an increase in non-recurring strategic initiatives of $1.2 million, non-recurring integration costs of $0.9 million, and non-recurring litigation costs of $0.7 million incurred during the three months ended June 30, 2024.

Research and Development

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Research and development	$3,565	$2,225	$1,340	60.2%

Research and development expenses increased by $1.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven by increased headcount, the timing of certain research and development projects, as well as research and development expenses related to Pangiam.

Restructuring Charges

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Restructuring charges	$457	$25	$432	1728.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Transaction expenses	$347	$—	$347	100.0%

Transaction expenses for the three months ended June 30, 2023 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Net (Decrease) Increase in Fair Value of Derivatives

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Net (decrease) increase in fair value of derivatives	$(7,882)	$3,121	$(11,003)	(352.5)%

The net decrease in fair value of derivatives of $7.9 million for the three months ended June 30, 2024 consists of fair value remeasurements of IPO warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were fully settled as of June 30, 2024.

Interest Expense

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Interest expense	$3,551	$3,560	$(9)	(0.3)%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other Income

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Other income	$(617)	$—	$(617)	100.0%

The change in other income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$15	$(3)	$18	(600.0)%
Effective tax rate	(0.1)%	—%

The effective tax rate for the three months ended June 30, 2024 and the three months ended June 30, 2023 are consistent. The effective tax rate for the three months ended June 30, 2024 and June 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of June 30, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$72,904	$80,613	$(7,709)	(9.6)%

Revenues decreased by $7.7 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The change in revenues were primarily driven by increases due to the acquisition of Pangiam, offset by decreased volume from the Air Force EPASS program which wound down in the second quarter of 2023.

Cost of Revenues

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Cost of revenues	$54,855	$61,437	$(6,582)	(10.7)%
Cost of revenues as a percentage of revenues	75%	76%

Cost of revenues as a percentage of total revenues was 75% for the six months ended June 30, 2024 as compared to 76% for the six months ended June 30, 2023. The decrease in cost of revenues as a percentage of total revenues was driven by higher margins from the inclusion of Pangiam’s results.

SG&A

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
SG&A	$40,312	$37,292	$3,020	8.1%
SG&A as a percentage of revenues	55%	46%

SG&A expenses as a percentage of total revenues for the six months ended June 30, 2024 increased to 55% as compared to 46% for the six months ended June 30, 2023. The increase in SG&A expenses as a percentage of total revenues was primarily driven by an increase in non-recurring strategic initiatives of $1.1 million, non-recurring integration costs of $0.9 million, and non-recurring litigation costs of $0.5 million incurred during the the six months ended June 30, 2024.

Research and Development

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Research and development	$4,709	$3,353	$1,356	40.4%

Research and development expenses increased by $1.4 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring Charges

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Restructuring charges	$1,317	$780	$537	68.8%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Transaction expenses	$1,450	$—	$1,450	100.0%

Transaction expenses for the six months ended June 30, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Goodwill Impairment

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Goodwill impairment	$85,000	$—	$85,000	100.0%

During the six months ended June 30, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net (Decrease) Increase in Fair Value of Derivatives

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Net (decrease) increase in fair value of derivatives	$16,110	$13,688	$2,422	17.7%

The net increase in fair value of derivatives of $16.1 million for the six months ended June 30, 2024 includes fair value remeasurements of the IPO warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were fully settled as of June 30, 2024.

Interest Expense

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Interest expense	$7,106	$7,116	$(10)	(0.1)%

Interest expense during the six months ended June 30, 2024 and the six months ended June 30, 2023 consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other Income

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Other income	$(1,072)	$—	$(1,072)	100.0%

The change in other income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$1	$56	$(55)	(98.2)%
Effective tax rate	—%	(0.1)%

The effective tax rate for the six months ended June 30, 2024 and the six months ended June 30, 2023 are consistent. The effective tax rate for the six months ended June 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.

As of June 30, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 12—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(11,737)	$(16,895)	$(136,884)	$(43,109)
Interest expense	3,551	3,560	7,106	7,116
Interest income	(725)	—	(1,172)	—
Income tax expense (benefit)	15	(3)	1	56
Depreciation and amortization	2,907	1,979	5,346	3,965
EBITDA	(5,989)	(11,359)	(125,603)	(31,972)
Adjustments:
Equity-based compensation	5,749	3,994	10,906	7,799
Employer payroll taxes related to equity-based compensation(1)	48	174	712	357
Net (decrease) increase in fair value of derivatives(2)	(7,882)	3,121	16,110	13,688
Restructuring charges(3)	457	25	1,317	780
Non-recurring strategic initiatives(4)	2,040	813	3,374	2,321
Non-recurring litigation(5)	666	—	545	—
Transaction expenses(6)	347	—	1,450	—
Non-recurring integration costs(7)	883	—	883	—
Goodwill impairment(8)	—	—	85,000	—
Adjusted EBITDA	$(3,681)	$(3,232)	$(5,306)	$(7,027)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The increase in fair value of derivatives during the six months ended June 30, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) and issuance of the warrants in 2024 (the “2024 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. This loss is net of a $10.6 million gain related to the issuance of the 2024 Warrants and was further offset by a reduction of $26.1 million upon remeasurement of the 2024 Warrants and IPO Warrants’ fair value during the six months ended June 30, 2024. The decrease in fair value of derivatives during the three months ended June 30, 2024 relates to remeasurement of the 2024 Warrants and IPO Warrants’ fair value.

(3)
During the six months ended June 30, 2024 and the six months ended June 30, 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses during the quarter ended consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam acquisition.
(7)	Non-recurring internal integration costs related to the Pangiam acquisition.
(8)
During the six months ended June 30, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(21,417)	$(24,813)
Capital expenditures, net	(3,392)	(2)
Free cash flow	$(24,809)	$(24,815)

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

The following table summarizes certain backlog information (in thousands):

	June 30, 2024	December 31, 2023
Funded	$62,909	$30,112
Unfunded	25,967	49,382
Priced, unexercised options	141,369	63,878
Unpriced, unexercised options	36,252	24,438
Total backlog	$266,497	$167,810

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities, if available. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. As more fully disclosed below under “Bank of America Senior Revolver,” as of June 30, 2024, until such date as we are able to comply with the Adjusted EBITDA requirement under the Senior Revolver, we are unable to draw on the Senior Revolver. However, based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

As stated in Note 10—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company was not in compliance with the covenants of the Senior Revolver as of June 30, 2024 and is currently unable to draw on the Senior Revolver.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity as of June 30, 2024 and December 31, 2023, consisted primarily of available cash and cash equivalents, which were as follows:

	June 30, 2024	December 31, 2023
Available cash and cash equivalents	$72,266	$32,557
Available borrowings from our existing credit facilities(1)	25,000	—
Total available liquidity	$97,266	$32,557
(1) Represents the total amount available under the credit facility, which is subject to borrowing base adjustments that limit the total amount available under the credit facilities to 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables.

The following table summarizes borrowings under our existing credit facilities as of the dates indicated:

	June 30, 2024	December 31, 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	417	1,229
Total debt	200,417	201,229
Less: unamortized issuance costs	4,750	5,727
Total debt, net	195,667	195,502
Less: current portion	417	1,229
Long-term debt, net	$195,250	$194,273

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “Convertible Notes”) to certain investors. The Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note 10—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The Convertible Notes mature on December 15, 2026.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

As of June 30, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $4.8 million of unamortized debt issuance costs.

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

As of June 30, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $0.1 million were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note 10—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

D&O Financing Loan

On December 20, 2023, the Company entered into a $1.2 million loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024.

On December 8, 2022, the Company entered into a $2.1 million loan (the “2023 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through December 2023. The 2023 D&O Financing Loan required an upfront payment of $1.1 million and has an interest rate of 5.75% per annum and a maturity date of December 8, 2023. The 2023 D&O Financing Loan was fully repaid at maturity.

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	(21,417)	(24,813)
Net cash provided by (used in) investing activities	10,543	(2)
Net cash provided by financing activities	50,583	42,106
Net increase in cash and cash equivalents	39,709	17,291
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$72,266	$29,923

Operating activities

For the six months ended June 30, 2024, net cash used in operating activities was $21.4 million. Net loss before deducting depreciation, amortization and other non-cash items was $18.0 million and was further impacted by an unfavorable change in net working capital of $3.4 million which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $6.2 million, a decrease in accounts payable of $5.0 million and a decrease in other liabilities of $0.3 million. These were partially offset by a decrease in contract assets of $3.8 million, a decrease in prepaid expenses and other assets of $1.2 million, an increase in accrued liabilities of $1.7 million, and an increase in contract liabilities of $1.5 million.

For the six months ended June 30, 2023, net cash used in operating activities was $24.8 million. Net loss before deducting depreciation, amortization and other non-cash items was $14.7 million and was further impacted by an unfavorable change in net working capital of $10.1 million, which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $8.1 million and increases in contract assets of $1.0 million and accounts receivable of $7.7 million. These were partially offset by a decrease in prepaid expenses and other assets of $5.2 million and an increase in accrued liabilities of $0.7 million.

Investing activities

For the six months ended June 30, 2024, net cash provided by investing activities was $10.5 million, primarily consisting of cash acquired from the Pangiam acquisition of $13.9 million, partially offset by capitalized software development costs of $3.2 million.

For the six months ended June 30, 2023, net cash used in investing activities consisted of the purchase of property and equipment.

Financing activities

For the six months ended June 30, 2024, net cash provided by financing activities was $50.6 million, primarily consisting of the net proceeds from the issuance of shares pursuant to the exercise of the PIPE warrants and RDO warrants of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards $3.1 million and the net repayment of $0.8 million related to the 2023 D&O Financing Loan.

For the six months ended June 30, 2023, net cash provided by financing activities was $42.1 million, primarily consisting of net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50.0 million, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5.2 million, the payment of taxes related to net share settlement of equity awards of $1.1 million, and partial repayment of $1.5 million related to the 2023 D&O Financing Loan.

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

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our main exposure to market risk relates to changes in the value of our common stock or other instruments that are tied to our common stock, including derivative liabilities and convertible debt. Decreases in the value of our common stock have triggered certain reset provisions in our Convertible Notes that are based on the value of our common stock and volume of shares traded during the reset period. On May 29, 2022, pursuant to the Convertible Note indenture, the conversion rate applicable to the Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the conversion price is $10.61 and the Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. In addition, the Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to —Written Put Option and Note 10—Debt in the notes to our consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of June 30, 2024, the outstanding principal amount of our long-term debt was $200.0 million excluding unamortized discounts and issuance costs of $4.8 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On May 23, 2024, Amanda Long, Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Long’s Rule 10b5-1 Trading Plan, which has a term of one (1) year, provides for up to 1,780,000 shares to be sold, subject in each case to certain quantities and limit prices.

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

Date: August 9, 2024	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)