Form 10-Q
period 2024-09-30
BigBear.ai Holdings, Inc.
filed 2024-11-07
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 250,585,897 shares of our common stock, $0.0001 par value per share, outstanding as of November 1, 2024.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
September 30, 2024

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited; in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$65,584	$32,557
Accounts receivable, less allowance for credit losses of $127 as of September 30, 2024 and $230 as of December 31, 2023	32,464	21,949
Contract assets	1,914	4,822
Prepaid expenses and other current assets	4,222	4,449
Total current assets	104,184	63,777
Non-current assets:
Property and equipment, net	1,519	997
Goodwill	118,621	48,683
Intangible assets, net	119,257	82,040
Right-of-use assets	9,430	4,041
Other non-current assets	1,072	372
Total assets	$354,083	$199,910

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,249	$11,038
Short-term debt, including current portion of long-term debt	—	1,229
Accrued liabilities	26,356	16,233
Contract liabilities	2,082	879
Current portion of long-term lease liability	1,075	779
Derivative liabilities	15,796	37,862
Other current liabilities	1,027	602
Total current liabilities	50,585	68,622
Non-current liabilities:
Long-term debt, net	195,738	194,273
Long-term lease liability	9,327	4,313
Deferred tax liabilities	—	37
Total liabilities	255,650	267,245
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock, par value $0.0001; 500,000,000 shares authorized and 250,060,927 shares issued and outstanding at September 30, 2024 and 157,287,522 shares issued and outstanding at December 31, 2023	25	17
Additional paid-in capital	618,256	303,428
Treasury stock, at cost 9,952,803 shares at September 30, 2024 and December 31, 2023	(57,350)	(57,350)
Accumulated deficit	(462,490)	(313,430)
Accumulated other comprehensive loss	(8)	—
Total stockholders’ equity (deficit)	98,433	(67,335)
Total liabilities and stockholders’ equity (deficit)	$354,083	$199,910
The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited; in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$41,505	$33,988	$114,409	$114,601
Cost of revenues	30,739	25,579	85,594	87,016
Gross margin	10,766	8,409	28,815	27,585
Operating expenses:
Selling, general and administrative	17,485	15,533	57,797	52,825
Research and development	3,820	(349)	8,529	3,004
Restructuring charges	—	—	1,317	780
Transaction expenses	—	1,437	1,450	1,437
Goodwill impairment	—	—	85,000	—
Operating loss	(10,539)	(8,212)	(125,278)	(30,461)
Interest expense	3,541	3,540	10,647	10,656
Net (decrease) increase in fair value of derivatives	(1,278)	(15,659)	14,832	(1,971)
Other income	(647)	(87)	(1,719)	(87)
(Loss) income before taxes	(12,155)	3,994	(149,038)	(39,059)
Income tax expense (benefit)	21	(5)	22	51
Net (loss) income	$(12,176)	$3,999	$(149,060)	$(39,110)

Basic net (loss) income per share	$(0.05)	$0.03	$(0.65)	$(0.27)
Diluted net (loss) income per share	$(0.05)	$0.03	$(0.65)	$(0.27)

Weighted-average shares outstanding:
Basic	249,951,542	155,830,775	227,900,950	146,679,444
Diluted	249,951,542	157,894,001	227,900,950	146,679,444

Other comprehensive loss
Foreign currency translation	$(8)	$—	$(8)	$—
Total other comprehensive loss	(8)	—	(8)	—
Total comprehensive (loss) income	$(12,184)	$3,999	$(149,068)	$(39,110)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Three Months Ended September 30, 2024
	Common stock		Additional	Treasury	Accumulated	Accumulated other	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	comprehensive loss	equity
As of June 30, 2024	246,774,184	$25	$610,395	$(57,350)	$(450,314)	$—	$102,756
Net loss	—	—	—	—	(12,176)	—	(12,176)
Foreign currency translation	—	—	—	—	—	(8)	(8)
Equity-based compensation expense	—	—	5,168	—	—	—	5,168
Issuance of common shares as consideration for the acquisition of Pangiam	2,144,073	—	2,987	—	—	—	2,987
Issuance of shares for equity-based compensation awards, net	1,142,670	—	(294)	—	—	—	(294)
As of September 30, 2024	250,060,927	$25	$618,256	$(57,350)	$(462,490)	$(8)	$98,433

	Three Months Ended September 30, 2023
	Common stock		Additional	Treasury	Accumulated	Accumulated other	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	comprehensive loss	deficit
As of June 30, 2023	155,452,774	$17	$291,933	$(57,350)	$(296,173)	$—	$(61,573)
Net income	—	—	—	—	3,999	—	3,999
Equity-based compensation expense	—	—	4,793	—	—	—	4,793
Issuance of shares for equity-based compensation awards, net	601,165	—	(39)	—	—	—	(39)
Issuance of shares purchased under ESPP	—	—	531	—	—	—	531
As of September 30, 2023	156,053,939	$17	$297,218	$(57,350)	$(292,174)	$—	$(52,289)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Nine Months Ended September 30, 2024
	Common stock		Additional	Treasury	Accumulated	Accumulated other	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	comprehensive loss	equity
As of December 31, 2023	157,287,522	$17	$303,428	$(57,350)	$(313,430)	$—	$(67,335)
Net loss	—	—	—	—	(149,060)	—	(149,060)
Foreign currency translation	—	—	—	—	—	(8)	(8)
Equity-based compensation expense	—	—	16,074	—	—	—	16,074
Exercise of options	87,324	—	119	—	—	—	119
Issuance of common shares as consideration for the acquisition of Pangiam	63,982,145	6	210,757	—	—	—	210,763
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Issuance of shares for equity-based compensation awards, net	5,454,373	—	(3,434)	—	—	—	(3,434)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	474,325	—	607	—	—	—	607
As of September 30, 2024	250,060,927	$25	$618,256	$(57,350)	$(462,490)	$(8)	$98,433

	Nine Months Ended September 30, 2023
	Common stock		Additional	Treasury	Accumulated	Accumulated other	Total stockholders’
	Shares	Amount	paid in capital	stock	deficit	comprehensive loss	deficit
As of December 31, 2022	127,022,363	$14	$272,528	$(57,350)	$(253,064)	$—	$(37,872)
Net loss	—	—	—	—	(39,110)	—	(39,110)
Equity-based compensation expense	—	—	12,592	—	—	—	12,592
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	—	6,765
Issuance of shares for equity-based compensation awards, net	2,585,688	—	(2,276)	—	—	—	(2,276)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—	—
Issuance of shares purchased under ESPP	708,470	—	531	—	—	—	531
As of September 30, 2023	156,053,939	$17	$297,218	$(57,350)	$(292,174)	$—	$(52,289)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(149,060)	$(39,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,740	5,936
Amortization of debt issuance costs	1,517	1,512
Equity-based compensation expense	16,074	12,592
Goodwill impairment	85,000	—
Non-cash lease expense	553	450
Provision for doubtful accounts	220	1,607
Deferred income tax (benefit) expense	(37)	53
Net increase in fair value of derivatives	14,832	(1,971)
Loss on sale of property and equipment	—	10
Changes in assets and liabilities:
Increase in accounts receivable	(5,396)	(546)
Decrease in contract assets	3,078	860
Decrease in prepaid expenses and other assets	1,540	6,181
Decrease in accounts payable	(8,224)	(6,346)
Increase in accrued liabilities	7,610	2,035
Increase in contract liabilities	486	298
Decrease in other liabilities	(246)	(1,794)
Net cash used in operating activities	(23,313)	(18,233)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	13,935	—
Purchases of property and equipment	(304)	(2)
Capitalized software development costs	(7,396)	(2,744)
Net cash provided by (used in) investing activities	6,235	(2,746)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—
Proceeds from issuance of Private Placement and Registered Direct Offering shares	—	50,000
Payment of Private Placement and Registered Direct Offering transaction costs	—	(5,724)
Repayment of short-term borrowings	(1,229)	(2,059)
Issuance of common stock upon ESPP purchase	607	531
Proceeds from exercise of options	119	—
Payments of tax withholding from the issuance of common stock	(3,143)	(2,217)
Net cash provided by financing activities	50,163	40,531
Effect of foreign currency rate changes on cash and cash equivalents	(58)	—
Net increase in cash and cash equivalents	33,027	19,552
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$65,584	$32,184

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for Pangiam acquisition	$210,757	$—

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

In November 2023, the FASB ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU amends FASB Topic 280 to permit the disclosure of multiple measures of a segment's profit or loss, and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires the following new segment disclosures:

•Significant segment expenses by reportable segment if regularly provided to the Chief Operating Decision Maker ("CODM") and included within the reported measure of segment profit or loss;
•Other segment items, which represents the difference between reported segment revenues less the significant segment expenses less reported segment profit or loss; and
•Title and position of the CODM.

Disclosures required under this new ASU and the existing segment profit or loss and assets disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The annual disclosure requirements are effective for the Company's fiscal year ending December 31, 2024, and the interim period disclosure requirements are effective beginning January 1, 2025. Early adoption is permitted. This new rule will result in additional disclosures for segment reporting, and does not have an impact on the Company's financial condition, results of operations, or cash flows.

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

Note 3—Restructuring Charges

During the three months ended March 31, 2024, the Company refined its organizational structure resulting in employee separation costs of $1.3 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2024. There were no unpaid employee separation costs related to this organizational restructuring as of September 30, 2024.

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

As consideration for the Mergers and the related transactions contemplated by the Merger Agreement, BigBear.ai issued a total of 61,838,072 shares of the Company’s common stock to Seller based on the 20-day volume-weighted average price for common stock ending on the trading day immediately prior to the date of the Merger Agreement of $1.3439, representing an enterprise value of $70 million (which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses) (the “Purchase Price”), less $3.5 million that was held back from the Purchase Price at the time of the closing of the Mergers to cover any post-closing downward adjustments to the Purchase Price (the “Holdback Amount”). On July 2, 2024 (the “Finalization Date”), BigBear.ai issued 2,144,073 shares of common stock at $1.3905 per share (as determined according to the volume weighted average price over the 20 trading days ending immediately prior to the Finalization Date (as defined in the Purchase Agreement)) as settlement of the final determination of the post-close adjusted Purchase Price.
The following table summarizes the preliminary fair value of the consideration transferred and the estimated fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at September 30, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	91	5,939
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(606)	$66,581
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Deferred revenue	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	629	55,819
Goodwill	$156,086	$(1,148)	$154,938

On July 2, 2024, the Company issued 2,144,073 shares of common stock at $1.3905 per share as settlement of the final determination of the post-close adjusted Purchase Price.

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

The results of operations of Pangiam for the period from February 29, 2024 to September 30, 2024 have been included in the results of operations for the nine months ended September 30, 2024. The post-acquisition net revenues and net loss included in the results of operations for the nine months ended September 30, 2024 were $25.1 million and $86.4 million, respectively.

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the nine months ended September 30, 2024 and the year ended December 31, 2023 as though the acquisition of Pangiam had been completed as of January 1, 2023.

	Nine Months Ended September 30, 2024	Year ended December 31, 2023
Net revenue	$80,937	$195,813
Net loss	(140,376)	(84,789)

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

The Company incurred $1.5 million of transaction expenses attributable to the acquisition of Pangiam during the nine months ended September 30, 2024, which have been recorded in the pro forma results for the twelve months ended December 31, 2023. The Company incurred $85.0 million of goodwill impairment as outlined in Note 6—Goodwill during the nine months ended September 30, 2024, which has been recorded in the pro forma results for the nine months ended September 30, 2024.

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

The table below presents the financial assets and liabilities measured at fair value :

		September 30, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2023 PIPE warrants	Derivative liabilities	$—	$—	$—	$—
2023 RDO warrants	Derivative liabilities	—	—	—	—
IPO warrants	Derivative liabilities	—	—	24	24
2024 PIPE warrants	Derivative liabilities	—	—	9,450	9,450
2024 RDO warrants	Derivative liabilities	—	—	6,322	6,322
Total recurring fair value measurements:		—	—	15,796	15,796
Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	—	—	118,621	118,621

		December 31, 2023
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
2023 PIPE warrants	Derivative liabilities	$—	$—	$22,778	$22,778
2023 RDO warrants	Derivative liabilities	—	—	15,018	15,018
IPO warrants	Derivative liabilities	—	—	66	66
2024 PIPE warrants	Derivative liabilities	—	—	—	—
2024 RDO warrants	Derivative liabilities	—	—	—	—
Total recurring fair value measurements:		—	—	37,862	37,862
Nonrecurring fair value measurement:
Goodwill	Goodwill	—	—	48,683	48,683
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter. Differences between the implied fair value of $119.8 million and the balance as of September 30, 2024 relate to subsequent measurement period adjustments.

The changes in the fair value of the Level 3 liabilities are as follows:

	2023 PIPE warrants	2023 RDO warrants	IPO warrants	2024 PIPE warrants	2024 RDO warrants
December 31, 2023	$22,778	$15,018	$66	$—	$—
Additions	—	—	—	27,990	15,196
Changes in fair value	37,361	15,551	(39)	(18,540)	(8,874)
Settlements	(60,139)	(30,569)	(3)	—	—
September 30, 2024	$—	$—	$24	$9,450	$6,322

Note 6—Goodwill

First Quarter of Fiscal 2024

During the first quarter of fiscal 2024, we performed a quantitative impairment analysis as a result of a decrease in the Company’s share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam as described in Note 4. The Company utilized a combination of the discounted cash flow (“DCF”) method of the Income Approach and the Market Approach. Under the Income Approach, the future cash flows of the Company’s reporting units were projected based on estimates of future revenues, gross margins, operating income, excess net working capital, capital expenditures and other factors. The Company utilized estimated revenue growth rates and cash flow projections. The discount rates utilized in the DCF method were based on a weighted-average cost of capital (“WACC”) determined from relevant market comparisons and adjusted

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

for specific reporting unit risks and capital structure. A terminal value estimated growth rate was applied to the final year of the projected period and reflected the Company’s estimate of perpetual growth. The Company then calculated the present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the Income Approach. The Market Approach is comprised of the Guideline Public Company and the Guideline Transactions Methods. The Guideline Public Company Method focuses on comparing the Company to selected reasonably similar (or guideline) publicly traded companies. Under this method, valuation multiples were: (i) derived from the operating data of selected guideline companies; (ii) evaluated and adjusted based on the strengths and weaknesses of the Company relative to the selected guideline companies; and (iii) applied to the operating data of the Company to arrive at an indication of value. In the Guideline Transactions Method, consideration was given to prices paid in recent transactions that had occurred in the Company’s industry or in related industries. The Company then reconciled the estimated fair value of its reporting units to its total public market capitalization as of the valuation date. As a result of this testing, we recorded an $85.0 million non-cash goodwill impairment charge during the three months ended March 31, 2024. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 30.7%, guideline peer group and the historical and forward-looking revenue of the peer group in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

Third Quarter of Fiscal 2024

During the third quarter of fiscal 2024, we reevaluated our long-term forecasts due to changes in our expectations about the timing of forecasted revenues for one of our higher growth products. We concluded that the revision to the Company’s forecasts constituted a triggering event and therefore performed a qualitative impairment analysis as of September 30, 2024. Due to the combination of changes to our forecasts and lack of headroom resulting from our goodwill impairment during the first quarter of fiscal 2024, we could not conclude that it is more likely than not that the fair value exceeded the carrying value of our reporting unit as of September 30, 2024 and therefore performed a quantitative interim impairment test.

Our quantitative goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12.0%, guideline peer group and the historical and forward-looking revenue of the peer group in the goodwill impairment test. It was determined that there was no impairment for the three months ended September 30, 2024.

Because the fair value of the reporting unit approximated its carrying value, a negative change in the key assumptions used in the interim impairment analysis or an increase in the carrying value may result in a future impairment of goodwill. Any significant adverse changes in future periods to our internal forecasts or external market conditions could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material. For example, keeping all other assumptions the same, an additional increase in the discount rate or an increase in the carrying value could result in an impairment of goodwill.

First Quarter of Fiscal 2023

During the first quarter of fiscal 2023, the Company assessed if the reorganization described in Note 3 was potentially masking a goodwill impairment by performing a quantitative goodwill impairment test of the Company’s reporting units immediately before and after the reorganization. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 16.0%, guideline peer group and the historical and forward-looking revenue of the peer group in the goodwill impairment test. The fair value of the Company’s reporting units immediately before and after the reorganization exceeded its carrying values.

The table below presents the changes in the carrying amount of goodwill:

As of December 31, 2023	$48,683
Goodwill arising from the Pangiam acquisition	154,938
Goodwill impairment	(85,000)
As of September 30, 2024	$118,621

Accumulated impairment losses to goodwill were $138.5 million as of September 30, 2024.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 7—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	September 30, 2024
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(14,862)	$—	$81,408	20
Technology	41,035	(15,199)	—	25,836	7
Software for sale	11,224	(668)	79	10,635	3
Trade name	1,560	(182)	—	1,378	5
Total	$150,089	$(30,911)	$79	$119,257

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(11,432)	$—	$63,168	20
Technology	26,200	(11,156)	—	15,044	7
Software for sale	3,828	—	—	3,828	3
Trade name	—	—	—	—	5
Total	$104,628	$(22,588)	$—	$82,040

Amortization expense of $0.7 million and zero was recognized for the capitalized software development costs during the three and the nine months ended September 30, 2024 and September 30, 2023, respectively.

The table below presents the amortization expense related to intangible assets for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization expense related to intangible assets	$3,190	$1,869	$8,323	$5,606

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of September 30, 2024:

Remainder of 2024	$3,084
2025	15,359
2026	15,481
2027	13,990
2028	7,745
Thereafter	63,598
Total estimated amortization expense	$119,257

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 8—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	September 30, 2024	December 31, 2023
Prepaid insurance	$281	$1,419
Prepaid expenses	2,208	1,246
Prepaid taxes	1,733	1,784
Total prepaid expenses and other current assets	$4,222	$4,449

Note 9—Accrued Liabilities
The table below presents details on accrued liabilities:

	September 30 2024	December 31 2023
Payroll accruals	$16,320	$10,118
Accrued interest	3,587	560
Legal accruals	3,376	1,253
Other accrued expenses	3,073	4,302
Total accrued liabilities	$26,356	$16,233

Note 10—Debt

The table below presents the Company’s debt balances:

	September 30 2024	December 31 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	—	1,229
Total debt	200,000	201,229
Less: unamortized issuance costs	4,262	5,727
Total debt, net	195,738	195,502
Less: current portion	—	1,229
Long-term debt, net	$195,738	$194,273

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

The Company may, at its election, force conversion of the Convertible Notes after December 15, 2022 and prior to October 7, 2026 if the trading price of the Company’s common stock exceeds 130% of the conversion price for 20 out of the preceding 30 trading days and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3.0 million for the first two years after the initial issuance of the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Convertible Notes and $2.0 million thereafter. Upon such conversion, the Company will be obligated to pay all regularly scheduled interest payments, if any, due on the converted Convertible Notes on each interest payment date occurring after the conversion date for such conversion to, but excluding, the maturity date (such interest payments, an “Interest Make-Whole Payments”). In the event that a holder of the Convertible Notes elects to convert the Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025. The Interest Make-Whole Payments will be payable in cash or shares of the common stock at the Company’s election, as set forth in the Convertible Notes Indenture.

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

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

During the nine months ended September 30, 2024, Convertible Notes with a principal of $1,000 were exercised for 94 shares of the Company’s common stock. As of September 30, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $4.3 million of unamortized debt issuance costs. As of September 30, 2024, the fair value of the Convertible Notes is $195.7 million, which is considered to be a Level 3 fair value measurement.

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

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver are reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer is subject to a minimum Fixed Charge Coverage ratio covenant, but is still subject to the Secured Net Leverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company is required to have aggregate reported Adjusted EBITDA of at least one dollar over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). Failure to meet this Adjusted EBITDA requirement is not a default but limits the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA threshold as defined in the Second Amendment.

The Bank of America Credit Agreement requires the Company to meet certain financial and other covenants. As of September 30, 2024, the Company was in compliance with the covenant requirements.

As of September 30, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $0.1 million as of September 30, 2024, are recorded on the consolidated balance sheets and are presented in other non-current assets. The Bank of America Credit Agreement requires the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and is permitted to draw on the Senior Revolver.

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

The following table presents supplemental information related to leases:

	September 30, 2024	September 30, 2023
Weighted average remaining lease term	4.89	4.93
Weighted average discount rate	13.48%	10.61%

The table below summarizes total lease costs for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$674	$288	$1,646	$871
Variable lease expense	3	13	72	84
Short-term lease expense	4	11	18	105
Rent expense	$681	$312	$1,736	$1,060

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sublease income recognized (1)	$20	$28	$62	$119
(1) As of September 30, 2024 and September 30, 2023, the Company has subleased two and four of its real estate leases.

The following table presents supplemental cash flow and non-cash information related to leases:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,598	$1,071
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$5,942	$—

As of September 30, 2024, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2024	$601
2025	2,357
2026	2,275
2027	1,695
2028	1,688
Thereafter	9,065
Total future minimum lease payments	$17,681
Less: amounts related to imputed interest	7,279
Present value of future minimum lease payments	10,402
Less: current portion of long-term lease liability	1,075
Long-term lease liability	$9,327

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Note 12—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate	(0.2)%	0.1%	—%	(0.1)%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three and nine month periods ended September 30, 2024 and September 30, 2023. The effective tax rate for the three and nine month periods ended September 30, 2024 and September 30, 2023 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of September 30, 2024, the Company has accrued $3.3 million related to various ongoing legal disputes. The $3.3 million balance as of September 30, 2024, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance. On October 8, 2024 we received court approval to settle one of our outstanding legal matters and expect to pay $2.5 million before by November 19, 2024 to fully settle this particular matter.

Note 14—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	September 30, 2024	December 31, 2023
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	250,060,927	157,287,522

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	September 30, 2024	December 31, 2023
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note 15—Warrants

2023 Registered Direct Offering Warrants

On June 13, 2023, the Company consummated the closing of a registered direct offering pursuant to an Underwriting Agreement with Cowen and Company, LLC, as representative of the underwriters, for the sale and purchase of an aggregate of 11,848,341 shares of common stock at par value and accompanying common warrants (“RDO warrants”). Each share of common stock is accompanied by a common stock purchase warrant to purchase three-quarters of a share of common stock at an exercise price of $2.32 per share. The RDO warrants were initially exercisable for up to 8,886,255 shares of common stock and became exercisable six months after issuance and had a five-year term.

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

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the nine months ended September 30, 2024 and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

A gain of $6.1 million and $4.3 million, which includes transaction costs associated with the issuance of the 2023 RDO warrants, was recognized for the three and nine months ended September 30, 2023, respectively, and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2024	February 28, 2024
Value of each 2024 RDO warrant	$1.09	$2.62
Exercise price	$3.78	$3.78
Common stock price	$1.46	$3.14
Expected option term (years)	4.9	5.5
Expected volatility	121.90%	117.60%
Risk-free rate of return	3.50%	4.20%
Expected annual dividend yield	—%	—%

As of September 30, 2024, the 2024 RDO warrants had a fair value of $6.3 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $0.5 million and $8.9 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the three and nine months ended September 30, 2024, respectively, and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

As of September 30, 2024, there were 5,800,000 2024 RDO warrants issued and outstanding.

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

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the nine months ended September 30, 2024 and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

A gain and loss of $9.6 million and $2.2 million were recognized as a result of the change in fair value for the three and nine months ended September 30, 2023, respectively, and are presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the value of the 2024 PIPE warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2024	March 4, 2024
Value of each 2024 PIPE warrant	$1.05	$3.11
Exercise price	$4.75	$4.75
Common stock price	$1.46	$3.75
Expected option term (years)	4.9	5.5
Expected volatility	121.90%	117.00%
Risk-free rate of return	3.50%	4.10%
Expected annual dividend yield	—%	—%

As of September 30, 2024, the 2024 PIPE warrant has a fair value of $9.5 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $0.8 million and $18.5 million was recognized as a result of the change in fair value during the three and nine months ended September 30, 2024, respectively, and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

As of September 30, 2024, there were 9,000,000 2024 PIPE warrants issued and outstanding.

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

As of September 30, 2024 and December 31, 2023, there were 12,168,378 and 12,150,878 IPO public warrants issued and outstanding, respectively.

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

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2024	December 31, 2023
Fair value of each IPO private warrant	$0.15	$0.38
Exercise price	$11.50	$11.50
Common stock price	$1.46	$2.14
Expected option term (in years)	2.2	2.9
Expected volatility	93.00%	82.30%
Risk-free rate of return	3.60%	4.00%
Expected annual dividend yield	—%	—%

As of September 30, 2024 and December 31, 2023, the IPO private warrants have a fair value of $0.1 million and $0.1 million and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the three and the nine months ended September 30, 2024 and September 30, 2023 and is presented in net (decrease) increase in fair value of derivatives on the consolidated statements of operations:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Gain) loss on change in fair value of IPO warrants	$(4)	$56	$(39)	$89

As of September 30, 2024 and December 31, 2023, there were 157,394 and 174,894 IPO private warrants issued and outstanding, respectively.

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

Equity-based compensation for awards with performance conditions is based on the probable outcome of the related performance condition. The performance conditions required to vest pursuant to the amended Class B Unit Incentive Plan remain improbable until they occur due to the unpredictability of the events required to meet the vesting conditions. As such events are not considered probable until they occur, recognition of equity-based compensation for the Incentive Units is deferred until the vesting conditions are met. Once the event occurs, unrecognized compensation cost associated with the performance-vesting Incentive Units (based on their modification date fair value) will be recognized based on the portion of the requisite service period that has been rendered.

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

On December 7, 2021, the previously announced merger with GigCapital4, Inc. was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment.

The table below presents the activity in Tranche II of the Incentive Units:

Unvested as of December 31, 2023	1,155,000
Unvested as of September 30, 2024	1,155,000
As of September 30, 2024, there was no unrecognized compensation cost related to Tranche II Incentive Units.

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

There were no stock options granted during the nine months ended September 30, 2024.

The table below presents the activity of outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209
Exercised	(87,324)	1.35
Forfeited	(803,171)	2.36
Expired	(77,110)	3.10
Outstanding as of September 30, 2024	4,160,068	$2.09	8.26	$287

Vested and exercisable as of September 30, 2024	1,704,254	$2.24	8.19	$130

The stock options had $0.3 million intrinsic value as of September 30, 2024. The Company recognizes equity-based compensation expense for the stock options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of September 30, 2024, there was approximately $2.5 million of unrecognized compensation costs related to the stock options, which is expected to be recognized over the remaining weighted average period of 1.42 years.

Restricted Stock Units

During the nine months ended September 30, 2024, pursuant to the Plan, the Company’s Board communicated the key terms of and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 9,768,668 RSUs to employees and 614,866 RSUs to nonemployee directors during the nine months ended September 30, 2024. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,052,113	$2.11
Granted	10,383,534	1.97
Vested	(4,060,583)	2.16
Forfeited	(1,703,297)	2.35
Unvested as of September 30, 2024	14,671,767	$1.97

As of September 30, 2024, there was approximately $26.6 million of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 1.46 years.

Performance Stock Units

During the nine months ended September 30, 2024, pursuant to the Plan, the Company’s Board communicated the key terms of and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees as a retention incentive. During the nine months ended September 30, 2024, the Company granted 1,943,363 PSUs (“Retention PSUs”). The Company also granted 1,844,635 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Retention PSUs and STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	2,585,831	$1.70
Granted	3,787,998	2.74
Vested	(2,459,582)	1.80
Forfeited	(754,401)	1.77
Unvested as of September 30, 2024	3,159,846	$2.79

As of September 30, 2024, there was approximately $3.9 million of unrecognized compensation costs related to the Retention PSUs and STI PSUs, which is expected to be recognized over the remaining average period of 0.63 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of January 1, 2022, the Company reserved an aggregate of 3,974,948 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the nine months ended September 30, 2024, 474,325 shares were sold under the ESPP. As of September 30, 2024, the Company has withheld employee contributions of $0.6 million for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

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

	June 1, 2024	December 1, 2023
Price of common stock on the grant date	$1.50	$1.80 to $2.09
Expected term (in years)	0.50	0.50
Expected volatility(1)	122.9%	94.9% to 162.2%
Risk-free rate of return	5.3%	5.3% to 5.4%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.74	$0.75 to $1.23
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of September 30, 2024, there was approximately $0.2 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.16 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Incentive Units, stock options, RSUs, PSUs and ESPP in selling, general and administrative expense, cost of revenues and research and development for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity-based compensation expense in selling, general and administrative	$3,029	$3,071	$9,180	$8,193
Equity-based compensation expense in cost of revenues	1,318	1,498	4,770	3,814
Equity-based compensation expense in research and development	821	224	2,124	585
Total equity-based compensation expense	$5,168	$4,793	$16,074	$12,592
Note 17—Net (Loss) Income Per Share

The numerators and denominators of the basic and diluted net (loss) income per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net (loss) income per share	2024	2023	2024	2023
Numerator:
Net (loss) income	$(12,176)	$3,999	$(149,060)	$(39,110)
Denominator:
Weighted average shares outstanding—basic	249,951,542	155,830,775	227,900,950	146,679,444
Weighted average dilutive effect of equity awards	—	2,063,226	—	—
Weighted average shares outstanding— diluted	249,951,542	157,894,001	227,900,950	146,679,444

Basic net (loss) income per share	$(0.05)	$0.03	$(0.65)	$(0.27)
Diluted net (loss) income per share	$(0.05)	$0.03	$(0.65)	$(0.27)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The following weighted securities, calculated using the treasury stock and if-converted methods, were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	4,139,891	4,904,536	4,161,960	4,965,295
PSUs	138,182	1,765,088	729,133	1,765,088
RSUs	5,919,487	3,744,970	3,565,955	9,129,193
ESPP	1,524,188	1,470,753	1,339,594	1,470,754
Total	11,721,748	11,885,347	9,796,642	17,330,330

Note 18—Revenues

All revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Time and materials	$23,722	$19,102	$65,059	$67,383
Firm fixed price	13,154	10,376	34,839	33,353
Cost-reimbursable	4,629	4,510	14,511	13,865
Total revenues	$41,505	$33,988	$114,409	$114,601

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$127	$1,655	$230	$98
Additions	44	50	117	1,607
Write-offs	(44)	—	(220)	—
Ending balance	$127	$1,705	$127	$1,705

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$4,717	11%	$17,135	15%
Customer B	6,565	16%	18,747	16%
Customer C	4,850	12%	14,321	13%
Customer D(1)	—	—%	—	—%
Customer E(1)	5,171	12%	11,733	10%
All others	20,202	49%	52,473	46%
Total revenues	$41,505	100%	$114,409	100%

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$8,286	24%	$24,529	21%
Customer B(1)	660	2%	12,450	11%
Customer C	3,247	10%	13,771	12%
Customer D(1)	8,667	26%	17,893	16%
Customer E(1)	—	—%	—	—%
All others	13,128	38%	45,958	40%
Total revenues	$33,988	100%	$114,601	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	September 30, 2024	December 31, 2023
Contract assets	$1,914	$4,822
Contract liabilities	$2,082	$879

The change in contract assets between December 31, 2023 and September 30, 2024 was primarily driven by invoices being issued for services previously rendered. The change in contract liability balances between December 31, 2023 and September 30, 2024 was primarily driven by upfront payments for services yet to be rendered to customers. Revenue recognized in the nine months ended September 30, 2024 that was included in the contract liability balance as of December 31, 2023 was $0.9 million.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, in thousands of U.S. dollars unless stated otherwise)

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net EAC Adjustments, before income taxes	$(104)	$(626)	$(447)	$(2,257)
Net EAC Adjustments, net of income taxes	$(82)	$(495)	$(353)	$(1,783)
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$—	$(0.01)

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $130.1 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note 19—Related Party Transactions

During the three and the nine months ended September 30, 2024, the Company paid or accrued $0.3 million and $1.3 million as compensation expense for the members of the Board, including equity-based compensation related to the RSUs of $0.3 million and $1.2 million, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

During the three and the nine months ended September 30, 2023, the Company paid or accrued $0.6 million and $1.2 million as compensation expense for the members of the Board, respectively, including equity-based compensation related to the RSUs of $0.5 million and $0.9 million, respectively, which is reflected in the selling, general and administrative expenses within the consolidated statements of operations.

Note 20—Subsequent Events

On October 8, 2024 we received court approval to settle one of our outstanding legal matters and expect to pay $2.5 million before by November 19, 2024 to fully settle this particular matter.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and the nine months ended September 30, 2024 and September 30, 2023.

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

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding Registered Direct Offering warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of approximately $20.6 million (the “RDO warrants”). In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “2024 RDO warrant”) in a private placement. The 2024 RDO warrants will become exercisable commencing at any time on or after August 28, 2024, expiring after five years, with an exercise price per share equal to $3.78.

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

In the coming months, Congress will need to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. A Continuing Resolution (CR) passed the House and Senate on September 25, 2024 and was signed by the President on September 26, 2024. The bill funds U.S. Government operations through December 20, 2024. After the November 2024 election, Congress will return to the task of funding the U.S. Government for the balance of the FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, heightened political tensions and the 2024 elections, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and on our federal government contracts, which may affect the Company’s projected revenue and results of operation.

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

Cost of Revenues

Cost of revenues primarily include salaries, stock-based compensation expense, and benefits for personnel involved in performing the services described above as well as allocated overhead and other direct costs.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$41,505	$33,988	$114,409	$114,601
Cost of revenues	30,739	25,579	85,594	87,016
Gross margin	10,766	8,409	28,815	27,585
Operating expenses:
Selling, general and administrative	17,485	15,533	57,797	52,825
Research and development	3,820	(349)	8,529	3,004
Restructuring charges	—	—	1,317	780
Transaction expenses	—	1,437	1,450	1,437
Goodwill impairment	—	—	85,000	—
Operating loss	(10,539)	(8,212)	(125,278)	(30,461)
Net (decrease) increase in fair value of derivatives	(1,278)	(15,659)	14,832	(1,971)
Interest expense	3,541	3,540	10,647	10,656
Other income	(647)	(87)	(1,719)	(87)
(Loss) income before taxes	(12,155)	3,994	(149,038)	(39,059)
Income tax expense (benefit)	21	(5)	22	51
Net (loss) income	$(12,176)	$3,999	$(149,060)	$(39,110)

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$41,505	$33,988	$7,517	22.1%

Revenues increased by $7.5 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily as a result of increases due to the Pangiam Acquisition, offset by decreased volumes in certain Air

Force programs.

Cost of Revenues

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Cost of revenues	$30,739	$25,579	$5,160	20.2%
Cost of revenues as a percentage of revenues	74%	75%

Cost of revenues as a percentage of total revenues decreased to 74% for the three months ended September 30, 2024 as compared to 75% for the three months ended September 30, 2023. The decrease in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

SG&A

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
SG&A	$17,485	$15,533	$1,952	12.6%
SG&A as a percentage of revenues	42%	46%

SG&A expenses as a percentage of total revenues for the three months ended September 30, 2024 decreased to 42% as compared to 46% for the three months ended September 30, 2023, which was primarily driven by higher revenue.

SG&A expenses increased in total dollars for the three months ended September 30, 2024 as compared to September 30, 2023 due to an increase in headcount, non-recurring strategic initiatives of $1.4 million and non-recurring integration costs of $0.7 million

Research and Development

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Research and development	$3,820	$(349)	$4,169	(1194.6)%

Research and development expenses increased by $4.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven by increased headcount, the timing of certain research and development projects, as well as research and development expenses related to Pangiam.There were also certain software development projects that reached technological feasibility resulting in capitalization of R&D expenses incurred in the three months ending September 30, 2023 which did not recur during the three months ending September 30, 2024.

Restructuring Charges

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Restructuring charges	$—	$—	$—	—%

There were no restructuring charges for the three months ended September 30, 2024 or the three months ended September 30, 2023.

Transaction Expenses

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Transaction expenses	$—	$1,437	$(1,437)	(100.0)%

Transaction expenses for the three months ended September 30, 2023 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Net (Decrease) Increase in Fair Value of Derivatives

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Net (decrease) increase in fair value of derivatives	$(1,278)	$(15,659)	$14,381	(91.8)%

The net decrease in fair value of derivatives of $1.3 million for the three months ended September 30, 2024 consists of fair value remeasurements of IPO warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrants were fully settled as of September 30, 2024.

Interest Expense

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Interest expense	$3,541	$3,540	$1	—%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other Income

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Other income	$(647)	$(87)	$(560)	643.7%

The change in other income during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$21	$(5)	$26	(520.0)%
Effective tax rate	(0.2)%	0.1%

The effective tax rate for the three months ended September 30, 2024 and the three months ended September 30, 2023 are consistent. The effective tax rate for the three months ended September 30, 2024 and September 30, 2023 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of September 30, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$114,409	$114,601	$(192)	(0.2)%

Revenues decreased by $0.2 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The change in revenues were primarily driven by increases due to the Pangiam Acquisition, offset by decreased volume from the Air Force EPASS program which wound down in the second quarter of 2023.

Cost of Revenues

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Cost of revenues	$85,594	$87,016	$(1,422)	(1.6)%
Cost of revenues as a percentage of revenues	75%	76%

Cost of revenues as a percentage of total revenues was 75% for the nine months ended September 30, 2024 as compared to 76% for the nine months ended September 30, 2023. The decrease in cost of revenues as a percentage of total revenues was driven by higher margins from the inclusion of Pangiam’s results.

SG&A

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
SG&A	$57,797	$52,825	$4,972	9.4%
SG&A as a percentage of revenues	51%	46%

SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2024 increased to 51% as compared to 46% for the nine months ended September 30, 2023. The increase in SG&A expenses as a percentage of total revenues was primarily driven by an increase in non-recurring strategic initiatives of $2.5 million, non-recurring integration costs of $1.6 million, and non-recurring litigation costs of $1.1 million incurred during the the nine months ended September 30, 2024.

Research and Development

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Research and development	$8,529	$3,004	$5,525	183.9%

Research and development expenses increased by $5.5 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring Charges

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Restructuring charges	$1,317	$780	$537	68.8%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Transaction expenses	$1,450	$1,437	$13	0.9%

Transaction expenses for the nine months ended September 30, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Goodwill Impairment

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Goodwill impairment	$85,000	$—	$85,000	100.0%

During the nine months ended September 30, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the Pangiam Acquisition.

Net (Decrease) Increase in Fair Value of Derivatives

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Net (decrease) increase in fair value of derivatives	$14,832	$(1,971)	$16,803	(852.5)%

The net increase in fair value of derivatives of $14.8 million for the nine months ended September 30, 2024 includes fair value remeasurements of the IPO warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrants were fully settled as of September 30, 2024.

Interest Expense

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Interest expense	$10,647	$10,656	$(9)	(0.1)%

Interest expense during the nine months ended September 30, 2024 and the nine months ended September 30, 2023 consists primarily of interest expense, commitment fees, and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other Income

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Other income	$(1,719)	$(87)	$(1,632)	1875.9%

The change in other income during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Expense (Benefit)

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Income tax expense (benefit)	$22	$51	$(29)	(56.9)%
Effective tax rate	—%	(0.1)%

The effective tax rate for the nine months ended September 30, 2024 and the nine months ended September 30, 2023 are consistent. The effective tax rate for the nine months ended September 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.

As of September 30, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 12—Income Taxes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), income tax (benefit) expense, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, goodwill impairment, non-recurring integration costs, capital market advisory fees, commercial start-up costs, loss on extinguishment of debt, transaction bonuses, termination of legacy benefits and management fees. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(12,176)	$3,999	$(149,060)	$(39,110)
Interest expense	3,541	3,540	10,647	10,656
Interest income	(635)	(86)	(1,807)	(86)
Income tax expense (benefit)	21	(5)	22	51
Depreciation and amortization	3,394	1,971	8,740	5,936
EBITDA	(5,855)	9,419	(131,458)	(22,553)
Adjustments:
Equity-based compensation	5,168	4,793	16,074	12,592
Employer payroll taxes related to equity-based compensation(1)	29	8	741	365
Net (decrease) increase in fair value of derivatives(2)	(1,278)	(15,659)	14,832	(1,971)
Restructuring charges(3)	—	—	1,317	780
Non-recurring strategic initiatives(4)	1,568	159	4,942	2,480
Non-recurring litigation(5)	574	—	1,119	—
Transaction expenses(6)	—	1,437	1,450	1,437
Non-recurring integration costs(7)	742	—	1,625	—
Goodwill impairment(8)	—	—	85,000	—
Adjusted EBITDA	$948	$157	$(4,358)	$(6,870)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The increase in fair value of derivatives during the nine months ended September 30, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (collectively, the “2023 Warrants”) and issuance of the warrants in 2024 (the “2024 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. This loss is net of a $10.6 million gain related to the issuance of the 2024 Warrants and was further offset by a reduction of $27.4 million upon remeasurement of the 2024 Warrants and IPO Warrants’ fair value during the nine months ended September 30, 2024. The decrease in fair value of derivatives during the three months ended September 30, 2024 relates to remeasurement of the 2024 Warrants and IPO Warrants’ fair value.

(3)
During the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)	Non-recurring professional fees related to the execution of certain strategic initiatives of the Company.
(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam Acquisition.
(7)	Non-recurring internal integration costs related to the Pangiam Acquisition.
(8)
During the nine months ended September 30, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(23,313)	$(18,233)
Capital expenditures, net	(7,700)	(2,746)
Free cash flow	$(31,013)	$(20,979)

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

The following table summarizes certain backlog information (in thousands):

	September 30, 2024	December 31, 2023
Funded	$77,422	$30,112
Unfunded	52,700	49,382
Priced, unexercised options	288,614	63,878
Unpriced, unexercised options	18,758	24,438
Total backlog	$437,494	$167,810

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations and access to existing credit facilities, if available. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. As more fully described below under “Bank of America Senior Revolver,” as of September 30, 2024, until such date as we are able to comply with the Adjusted EBITDA requirement under the Senior Revolver, we are unable to draw on the Senior Revolver. However, based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

On May 10, 2024, we entered into a Controlled Equity Offering sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “sales agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $150.0 million through the sales agent under an “at-the-market” equity offering program. Any offer and sale of shares of our common stock under the Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (No. 333-271230), which was declared effective by the SEC on April 21, 2023, and the related prospectus supplement dated May 10, 2024 and accompanying prospectus that form a part of the registration statement.

As described in Note 10—Debt to consolidated financial statements included in this Quarterly Report on Form 10-Q, the Company was in compliance with the covenants of the Senior Revolver as of September 30, 2024 but is currently unable to draw on the Senior Revolver based on the Adjusted EBITDA requirements pursuant to the credit agreement.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity as of September 30, 2024 and December 31, 2023, consisted primarily of available cash and cash equivalents, which were as follows:

	September 30, 2024	December 31, 2023
Available cash and cash equivalents	$65,584	$32,557
Available borrowings from our existing credit facilities(1)	—	—
Total available liquidity	$65,584	$32,557
(1) Pursuant to the credit agreement, if the Company is compliance with the Secured Net Leverage Ratio covenant and the Adjusted EBITDA requirement as further described in Note 10—Debt, the Company is eligible to borrow up to $25 million, which is subject to borrowing base adjustments that limit the total amount available under the credit facilities to 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables.

The following table summarizes borrowings under our existing credit facilities as of the dates indicated:

	September 30, 2024	December 31, 2023
Convertible Notes	$200,000	$200,000
Bank of America Senior Revolver	—	—
D&O Financing Loan	—	1,229
Total debt	200,000	201,229
Less: unamortized issuance costs	4,262	5,727
Total debt, net	195,738	195,502
Less: current portion	—	1,229
Long-term debt, net	$195,738	$194,273

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

The Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

As of September 30, 2024, the Company has an outstanding balance of $200.0 million related to the Convertible Notes, which is recorded on the balance sheet net of approximately $4.3 million of unamortized debt issuance costs.

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

As of September 30, 2024, the Company had not drawn on the Senior Revolver. Unamortized debt issuance costs of $0.1 million were recorded on the balance sheet and are presented in Other non-current assets.

Refer to Note 10—Debt to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

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

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for total gross proceeds of approximately $20.6 million, prior to deducting offering expenses.

PIPE Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for total gross proceeds of approximately $33.2 million, prior to deducting offering expenses.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	(23,313)	(18,233)
Net cash provided by (used in) investing activities	6,235	(2,746)
Net cash provided by financing activities	50,163	40,531
Effect of foreign currency rate changes on cash and cash equivalents	(58)	—
Net increase in cash and cash equivalents	33,027	19,552
Cash and cash equivalents at the beginning of period	32,557	12,632
Cash and cash equivalents at the end of the period	$65,584	$32,184

Operating activities

For the nine months ended September 30, 2024, net cash used in operating activities was $23.3 million. Net loss before deducting depreciation, amortization and other non-cash items was $22.2 million and was further impacted by an unfavorable change in net working capital of $1.2 million which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $5.4 million, a decrease in accounts payable of $8.2 million and a decrease in other liabilities of $0.2 million. These were partially offset by a decrease in contract assets of $3.1 million, a decrease in prepaid expenses and other assets of $1.5 million, an increase in accrued liabilities of $7.6 million, and an increase in contract liabilities of $0.5 million.

For the nine months ended September 30, 2023, net cash used in operating activities was $18.2 million. Net loss before deducting depreciation, amortization and other non-cash items was $18.9 million and was further impacted by an unfavorable change in net working capital of $0.7 million, which contributed to operating cash flows during this period. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $6.3 million and increases in other liabilities of $1.8 million and accounts receivable of $0.5 million. These were partially offset by a decrease in prepaid expenses and other assets of $6.2 million, a decrease in contract assets of $0.9 million, and an increase in accrued liabilities of $2.0 million.

Investing activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $6.2 million, primarily consisting of cash acquired from the Pangiam Acquisition of $13.9 million, partially offset by capitalized software development costs of $7.4 million.

For the nine months ended September 30, 2023, net cash used in investing activities was $2.7 million, primarily due to capitalization of software development costs of $2.7 million and the purchase of property and equipment.

Financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $50.2 million, primarily consisting of the net proceeds from the issuance of shares pursuant to the exercise of the PIPE warrants and RDO warrants of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards $3.1 million and the net repayment of $1.2 million related to the 2023 D&O Financing Loan.

For the nine months ended September 30, 2023, net cash provided by financing activities was $40.5 million, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50.0 million, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5.7 million, the payment of taxes related to net share settlement of equity awards $2.2 million, and partial repayment of $2.1 million related to the 2023 D&O Financing Loan.

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

In addition to those outlined for goodwill below, our critical accounting estimates are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2023, as filed with the SEC on March 15, 2024.

Goodwill

We assess goodwill for impairment at least annually, as of October 1, and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. For the purposes of impairment testing, we have determined that we have one reporting unit. Our test of goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform a quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed.

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

Goodwill Impairment Testing

During the third quarter of fiscal 2024, we reevaluated our long-term forecasts due to changes in our expectations about the timing of forecasted revenues for one of our higher growth products. We concluded that the revision to the Company’s forecasts constituted a triggering event and therefore performed a qualitative impairment analysis as of September 30, 2024. Due to the combination of changes to our forecasts and lack of headroom resulting from our goodwill impairment during the first quarter of fiscal 2024, we could not conclude that it is more likely than not that the fair value exceeded the carrying value of our reporting unit as of September 30, 2024 and therefore performed a quantitative interim impairment test.

Our quantitative goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12.0%, guideline peer group and the historical and forward-looking revenue of the peer group in the goodwill impairment test. It was determined that there was no impairment for the three months ended September 30, 2024.

Because the fair value of the reporting unit approximated its carrying value, a negative change in the key assumptions used in the interim impairment analysis or an increase in the carrying value may result in a future impairment of goodwill. Any significant adverse changes in future periods to our internal forecasts or external market conditions could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material. For example, keeping all other assumptions the same, an additional increase in the discount rate or an increase in the carrying value could result in an impairment of goodwill.

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
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt and revolving credit, if drawn. As of September 30, 2024, the outstanding principal amount of our long-term debt was $200.0 million excluding unamortized discounts and issuance costs of $4.3 million.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On September 11, 2024, Sean Ricker, Chief Accounting Officer of the Company, adopted a trading arrangement for the sale of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Ricker’s Rule 10b5-1 Trading Plan, which has a term ending on April 11, 2025, provides for up to approximately 122,000 shares to be sold, subject in each case to certain dates and quantities.

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

Date: November 7, 2024	By:	/s/ Amanda Long
	Name	Amanda Long
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)