Form 10-K
period 2024-12-31
BigBear.ai Holdings, Inc.
filed 2025-03-25
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 001-40031
BigBear.ai Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4164597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7950 Jones Branch Drive 1st Floor North Tower, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
(410) 312-0885
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	BBAI	New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BBAI.WS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2024, based on the closing price of $1.51 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $149.9 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 289,006,948 shares of our common stock, $0.0001 par value per share, outstanding as of March 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

BIGBEAR.AI HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2024

PART I

EXPLANATORY NOTE

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”) of BigBear.ai Holdings, Inc. (the “Company,” “us,” our”) includes a restatement of the following financial statements (collectively, the “Restated Financial Statements”) as appearing in the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2023 and 2022 and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 30 in each of 2024 and 2023 (collectively, the “Prior Periodic Reports”):

1.Our consolidated balance sheets as of December 31, 2023 and as of December 31, 2022, our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2023 and December 31, 2022 and the accumulated deficit in our consolidated statements of stockholders’ equity as of December 31, 2023 and January 1, 2023 (see Note 2, “Restatement of Previously Issued Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K);

2.Our unaudited condensed consolidated balance sheets as of March 31, June 30 and September 30 in each of 2024 and 2023, our unaudited condensed consolidated statements of operations for the three months ended March 31, the three months and six months ended June 30, and the three months and nine months ended September 30 in each of 2024 and 2023, and our unaudited condensed consolidated statements cash flows for the three months ended March 31, the six months ended June 30, and the nine months ended September 30 in each of 2024 and 2023 (see Note 25, “Restatement of Quarterly Financial Information (Unaudited)” in Part II, Item 8 of this Annual Report on Form 10-K);

3.Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the fiscal years ended December 31, 2023 and 2022 (see Part II, Item 7. of this Annual Report on Form 10-K).

Restatement Overview

As disclosed by the Company in Item 4.02 of the Form 8-K filed on March 18, 2025, in connection with the preparation of this Annual Report, the audit committee of our board of directors and our board of directors concluded that the Company’s convertible notes issued in December 2021 (the “2026 Notes”) were ineligible for a scope exception from the bifurcation requirements of ASC 815-15 and, therefore, required bifurcation as a derivative under ASC 815-40 and reported at fair value as of the date of issuance and remeasured to fair value at each reporting date and, therefore, the Prior Periodic Reports would need to be restated. See, Note 2, “Restatement of Previously Issued Financial Statements” and Note 25, “Restatement of Quarterly Financial Information (Unaudited)” in the notes to the consolidated financial statements included in this Annual Report on Form 10-K.

The Items of this Annual Report on Form 10-K that restate information in the Prior Periodic Reports as a result of the Restated Financial Statements include:

1.Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations;

2.Part II., Item 8., Financial Statements and Supplementary Data; and

3.Part II., Item 9A., “Controls and Procedures.”

We have not filed and do not intend to file amendments to our Prior Periodic Reports. Accordingly, investors should rely only on the Restated Financial Statements and related disclosures included in this Annual Report on Form 10-K for the applicable information or in future filings with the SEC (as applicable).

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the restatement, the Company identified a material weakness in its internal controls over financial reporting which failed to prevent or detect the identified misstatements requiring restatement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. Therefore, the Company’s management concluded that due to the material weakness in the Company’s internal control over financial reporting, the Company’s internal control over financial reporting was not effective as of December 31, 2024, and in prior periods. In addition, as a result of the material weakness, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024. See Item 9A. Controls and Procedures, contained in this Annual Report on Form 10-K for additional information and discussion related to material weakness in internal control over financial reporting and our related remediation activities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding BigBear.ai’s industry, future events, and other statements that are not historical facts. These statements are based on current expectations and beliefs concerning future developments and their potential effects on us and should not be relied upon as representing BigBear.ai’s assessment as of any date subsequent to the date of the release of this Annual Report on Form 10-K. There can be no assurance that future developments affecting us will be those that we have anticipated. Many actual events and circumstances are beyond our control. These forward-looking statements are subject to a number of risks and uncertainties, including those relating to: changes in domestic and foreign business, market, financial, political, and legal conditions; the uncertainty of projected financial information; delays caused by factors outside of our control, including changes in fiscal or contracting policies or decreases in available government funding; changes in government programs or applicable requirements or budgetary constraints, including any potential constraints as a result of recent or future federal government layoffs, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, including government shutdowns or the ability of the U.S. federal government to unilaterally cancel a contract with or without cause, and more specifically, the potential impact of the U.S. DOGE Service Temporary Organization on government spending and terminating contracts for convenience; implementation of spending limits or changes in budgetary constraints; influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; changes in our ability to successfully compete for and receive task orders and generate revenue under Indefinite Delivery/Indefinite Quantity contracts; our ability to realize the benefits of our strategic partnerships; risks that the new businesses will not be integrated successfully or that the combined companies will not realize estimated cost savings; failure to realize anticipated benefits of the combined operations; potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics, such as the coronavirus outbreak; and those factors discussed in the Company’s reports and other documents filed with the SEC, including under the heading “Risk Factors.” If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from those projected by these forward-looking statements. There may be additional risks that BigBear.ai presently does not know or that BigBear.ai currently believes are immaterial which could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect BigBear.ai’s expectations, plans or forecasts of future events and views as of the date of the release of this Annual Report on Form 10-K. BigBear.ai anticipates that subsequent events and developments will cause BigBear.ai’s assessments to change. However, while BigBear.ai may elect to update these forward-looking statements at some point in the future, BigBear.ai specifically disclaims any obligation to do so. Accordingly, undue reliance should not be placed upon the forward-looking statements.

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

Part I

Item 1. Business

Company Overview

BigBear.ai Holdings, Inc.’s (“BigBear.ai” or the “Company”) is an AI-driven technology solutions company. We provide technology that helps organizations operationalize AI: making faster, more informed decisions by analyzing complex data and providing actionable insights in areas of critical national security, defense and related markets. Many of our customers rely on BigBear.ai’s specialized resources to supplement their technical and operational staff for long-term engagements. Hence we provide both software and services to our customers.

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

US defense initiatives

On January 11, 2024, the Department of Defense (DoD) released its inaugural National Defense Industrial Strategy (NDIS), defining priorities for industry to realize a national modernized defense industrial ecosystem. It was a call to action for companies like BigBear.ai to provide the required capabilities at the speed and scale necessary for the U.S. military to engage and prevail in a near-peer conflict.

In alignment with the National Defense Strategy (NDS) released in 2022, the Federal Government is focused on fortifying supply chains and enabling international interoperability and collaboration to deter adversarial entities from impacting critical infrastructure. BigBear.ai is consistently delivering to this need, playing a role in providing an orchestrated ecosystem of trusted and secure collaboration.

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

•Autonomy at the Edge: Our approach is to orchestrate and fuse data and artificial intelligence at the edge, even in distributed and/or disconnected environments. BigBear.ai offers proven computer vision, anomaly/event detection, and descriptive and predictive analytics to support operations and break down silos between vendors and systems.

•Contested Logistics: Our approach to enabling our military, intelligence, and federal agencies is to facilitate the safe transport of goods and people in contested environments and at points of entry.

Supply Chain Management (SCM)

BigBear.ai brings decades of experience supporting complex manufacturers, suppliers, and logistics operations to our SCM portfolio.

•Digital Twin: Our approach to Modeling & Simulation enables our customers and partners to capture the behavior of complex interdependent processes and execute rapid course-of-action analysis. Our tools play a critical role in aiding capital investment strategies, building design, layouts, and equipment purchases for manufacturing, logistics, business processes, and other operational systems.

Digital Identity

BigBear.ai offers software assets that are tailored for digital identity and biometrics, leveraging advanced vision AI technology. These assets represent a cornerstone of our commitment to innovation in identity verification and security. Through the integration of sophisticated algorithms and machine learning capabilities, our software solutions empower organizations to authenticate individuals with unparalleled accuracy and efficiency. These digital identity offerings are no longer restricted to national security uses, but are increasingly expanding into the personal finance world, enabling a frictionless user experience in an ever growing number of settings. BigBear.ai is dedicated to remaining at the forefront of technological advancement in the realm of identity verification and biometrics.

Research & Development

Our team has decades of combined experience developing and deploying software products in a variety of environments. Historically, much of our research and development has been funded and directed by defense and intelligence customers for their specific needs and objectives. Following the strategic call to action by DoD to connect sensors across all branches of the armed forces powered by artificial intelligence, we made targeted investments into foundational software capabilities that move us closer to our goal of providing the critical infrastructure for AI. We expect these investments to continue in 2025.

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

BigBear.ai has been a trusted partner to our customers for decades—we take that trust seriously and we work every day to keep it. Because of our history in complex systems integration, operating systems artificial intelligence, and Data and AI orchestration, we are well positioned to deliver solutions to solve for at-scale, production grade decision intelligence with both current and related new customers.

Growth Strategy

The long-term underlying growth in the business comes from technology-enabled solutions, particularly in the areas of national security and critical infrastructure. This includes new government contract wins and growing scope on existing contracts, as well digital identity solutions in the US and overseas.

Company Footprint and Management

As of December 31, 2024, we had 630 employees, the vast majority of which hold an active security clearance. Approximately 53% of our workforce is comprised of software engineers, data scientists, cloud/systems engineers, analysts, and cyber subject-matter experts.

BigBear.ai has headquarters in McLean, Virginia, with additional office locations in Ann Arbor, Michigan; Chantilly, Virginia; and Charlottesville, Virginia. In addition, many of our team members work at secure customer facilities across the U.S.

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

Regulatory

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental or international regulatory bodies regulations, including, but not limited to, those pertaining to global trade, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.

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

Human Capital

Our employees are critical to the success of our business. As of December 31, 2024, we had approximately 630 full-time employees, substantially all of which are employed in the United States. We also engage part-time employees, independent contractors, and third-party personnel to supplement our workforce.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully review and consider the following risk factors and the other information contained in this Annual Report on Form 10-K, including the audited consolidated financial statements and notes to the consolidated financial statements included herein.

These risk factors are not exhaustive. You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” The Company may face additional risks and uncertainties that are not presently known to it, or that BigBear.ai currently deems immaterial, which may also impair the Company’s business or financial condition. The realization of any of these risks and uncertainties could have a material adverse effect on our reputation, business, financial condition, results of operations, growth and future prospects as well as our ability to accomplish our strategic objectives. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

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
•the U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year;
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
•our reliance on customers in the public/government sector including the U.S. government, whose contracts are often only partially funded, subject to immediate termination, and heavily regulated and audited;
•the market and our customers accepting and adopting our products, including future new product offerings;
•the impact of health epidemics, on our business, financial condition, growth and the actions we may take in response thereto;
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
•issues raised by the use of AI (including machine learning) in our platforms and business may result in reputational harm or liability;
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
•our compliance with governmental laws, trade controls, economic sanctions, customs requirements and other regulations we are subject to;
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
•the effect of economic uncertainty, including high inflation, reduced spending or suspension of investment in new or enhanced projects, and concerns of economic depression or recession;
•natural disasters, geopolitical conflicts, or other natural or man-made catastrophic events could disrupt and impact our business;
•our significant increased expenses and administrative burdens as a public company;
•the volatility of the market for our securities, including our common stock;
•our ability to satisfy the continued listing requirements of the NYSE in the future;
•our internal controls over financial reporting, including our ability to remedy the identified material weakness as well as any potential future material weaknesses;
•our ability to integrate Pangiam successfully and realize the estimate cost savings expected from the combined companies;
•any failure to realize anticipated benefits of the Pangiam acquisition; and
•other factors detailed below.

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

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow or do so at current rates, and you should not rely on the revenue of any prior quarterly or annual period as an indication of our future performance. Our revenue growth rate may decline in future periods. We may not achieve or maintain profitability in future periods or, if we are profitable, we may not fully achieve our profitability targets. In addition, while we remain focused on operating efficiently, we anticipate that our operating expenses will continue to increase in the future. As we continue to expand our business and the breadth of our operations, upgrade our infrastructure, hire additional employees, expand into new markets, invest in research and development, invest in sales and marketing, and incur costs associated with general administration, including expenses related to being a public company, we expect that our costs of revenue and operating expenses will continue to increase. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our products and services from existing and new customers, a failure by us to continue capitalizing on growth opportunities including expansion into the commercial marketplace, strategic acquisitions, the wind down of significant contracts, terminations of existing contracts or failure to exercise existing options by our customers, our failure to execute on the existing backlog of customer contracts, the maturation of our business, and a contraction of our overall market, among others. If our revenue growth rate declines, our business, financial condition, and results of operations could be adversely affected.

Our results of operations and cash flows are substantially affected by our mix of fixed-price and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.

We generate most of our revenue through various time-and-material and fixed-price contracts. For the years ended December 31,

2024 revenue from time-and-material and fixed-price contracts was 56% and 29% of revenue, respectively. Some of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. These fixed-price contracts allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, require us to pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of labor, raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

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

Our results of operations depend on sales to enterprise customers, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the software, including, among others, that customer’s projections of business growth, uncertainty about economic conditions (including as a result of the ongoing conflicts in Ukraine, the Middle East, and Africa), capital budgets, anticipated cost savings from the implementation of our software, potential preference for such customer’s internally-developed software solutions, perceptions about our business and software, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our software and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, our business, financial condition, and results of operations could be adversely affected.

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

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments to our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. For example, revenue earned from customers contributing in excess of 10% of consolidated revenues were derived from four customers comprising 52% of revenue for the twelve months ended December 31, 2024.

Each of our contracts with these customers includes termination for convenience provisions whereby the customer can unilaterally elect to terminate the contract. In the event of a termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Our 2024 revenues from these significant customers were mainly earned from large multi-year contracts. As of December 31, 2024, about $52 million of our approximate $418 million of total backlog is attributable to these significant customers. The estimated completion dates for these contracts range from 2024 to 2026. Of the $52 million of backlog related to these significant customers as of December 31, 2024 we expect to recognize approximately 98% of that amount as revenue by the end of 2025, with the remainder to be recognized as revenue by the end of 2027. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

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

As of December 31, 2024 and December 31, 2023, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contract options available to those customers was approximately $418 million and $168 million, respectively.

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

Indemnity provisions in various agreements to which we are a party potentially expose us to substantial liability for infringement, misappropriation or other violation of intellectual property rights, data protection and other losses.

Our agreements with our customers and other third parties may include indemnification provisions under which we agree to indemnify or otherwise be liable for losses suffered or incurred as a result of certain claims relating to or arising from our software, services, platform, our acts or omissions under such agreements or other contractual obligations. In some cases, the liability is not limited and we may still incur substantial liability related to such agreements, and we may be required to cease providing certain functions or features on our platform as a result of any such claims. Even if we succeed in contractually limiting our liability, such limitations may not be enforceable. Any dispute with a customer or other third party with respect to such obligations could have adverse effects on our relationship with such customer or other third party and other existing or prospective customers, reduce demand for our platform and adversely affect our business, financial conditions and results of operations. In addition, our insurance may not be adequate to indemnify us for all liability that may be imposed on us or otherwise protect us from liabilities or damages with respect to claims, including claims on such matters as alleged compromises of customer data, which may be substantial. Any such coverage may not continue to be available to us on acceptable terms or at all.

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

•changes in the fair value of derivatives, including the convertible features of our 2029 Convertible Notes and our 2026 Convertible Notes, that are remeasured quarterly

•changes in the way we organize and compensate our sales teams;

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

•the timing of expenses related to any future acquisitions; and

•general economic, regulatory, and market conditions, including the impact of ongoing conflicts in Ukraine, the Middle East, and Africa which may cause financial market volatility.

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

We have provided and may continue to provide public guidance on expected results of operations for future periods. This guidance is comprised of forward-looking statements subject to risks and uncertainties, including the risks and uncertainties described in this Annual Report on Form 10-K and in our other public filings and public statements, and is based necessarily on assumptions we make at the time we provide such guidance. Our guidance may not always be accurate. We may also choose to withdraw guidance or lower guidance in future periods. If, in the future, our results of operations for a particular period do not meet guidance or the expectations of investment analysts, if we reduce guidance for future periods, or if we withdraw guidance, the market price of our common stock could decline significantly.

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

We operate in a growing market and have experienced and may experience significant expansion of our operations. Additionally, we have experienced inorganic growth through various acquisitions and may experience additional inorganic growth through future acquisitions. This growth may place a strain on our employees, management systems, operational, financial, and other resources. As we have grown, we have increasingly managed larger and more complex deployments of our software and services with a broader base of government and commercial customers. As we continue to grow, we face challenges of integrating, developing, retaining, and motivating a rapidly growing employee base. In the event of continued growth of our operations, our operational resources, including our information technology systems, our employee base, or our internal controls and procedures may not be adequate to support our operations and deployments. Managing our growth may require significant expenditures and allocation of valuable management resources, improving our operational, financial, and management processes and systems, and effectively expanding, training, and managing our employee base. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, financial condition, and results of operations would be harmed. As our organization continues to grow, we may find it increasingly difficult to maintain the benefits of our traditional company culture, including our ability to quickly respond to customers, and avoid unnecessary delays that may be associated with a formal corporate structure. This could negatively affect our business performance or ability to hire or retain personnel in the near or long-term.

Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We may encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, financial condition, and results of operations would be harmed.

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

We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. We may need to invest significant amounts of cash and equity for new and existing employees, and we may never realize returns on these investments. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Employees may also be more likely to leave us if the shares of our capital stock they own or the shares of our capital stock underlying their equity incentive awards have significantly reduced in value or the vested shares of our capital stock they own or vested shares of our capital stock underlying their equity incentive awards have significantly appreciated. In addition, many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Any of these factors could harm our business, financial condition, and results of operations.

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

Some of our customers and other business partners are affiliated with certain of our directors or hold shares of our capital stock, or both. For example, in July 2021, we entered into a Memorandum of Understanding (“MOU”) with Edge Autonomy (formerly UAV Factory), a company owned by AE Industrial Partners, whereby BigBear.ai will develop AI/ML capabilities for Edge Autonomy’s unmanned systems and components used in autonomous operations within the commercial and defense markets. We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, these relationships could create, or appear to create, potential conflicts of interest when our Board is faced with decisions that could have different implications for us and these other parties or their affiliates. In addition, conflicts of interest may arise between us and these other parties and their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public’s perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, including with competitors of such related parties, which could harm our business and results of operations.

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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, Australia, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on IT and negatively affect our business. Political and military events, including the ongoing conflicts in Ukraine, the Middle East, and Africa, poor relations between the U.S. and Russia, and sanctions by the international community against Russia or separatist areas of Ukraine may also have an adverse impact on our employees, customers, partners, and vendors. In turn, any of these may adversely impact our ability to grow our business and negatively affect our results of operations.

If the market for our software and services develops more slowly than we expect, our growth may slow or stall, and our business, financial condition, and results of operations could be harmed.

The market for our software is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate. Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that affect the calculation of our market opportunity are also subject to change over time. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our software and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security incidents, loss of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our software, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including the ongoing conflicts in Ukraine, the Middle East, and Africa, and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our software, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

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

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. As of December 31, 2024, we had approximately $200.0 million of total indebtedness. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next 12 months, additional funds may be required if our growth strategy does not develop as quickly as planned. If we require additional financing, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

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

Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of our products, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control. Furthermore, the Indenture governing our 2029 Convertible Notes contain limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing stockholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Our Indenture governing our 2029 Convertible Notes and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•incur indebtedness or liens;

•make restricted payments;

•issue preferred stock or disqualified stock;

•transact with affiliates;

•sell material intellectual property; and

•make investments or dispositions.

Our Indenture governing our 2029 Convertible Notes also require us to comply with a minimum liquidity covenant. Our Indenture governing our 2026 Convertible Notes and related documents do not contain covenants similar to those described above, but both of our Indentures governing our Convertible Notes contain a substantially similar covenant that restricts our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes and 2029 Convertible Notes, respectively. Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our instruments governing any future indebtedness of ours. Upon a default, unless waived, the noteholders could elect to demand repayment of all outstanding principal and accrued interest on our Convertible Notes and force us into bankruptcy or liquidation. Additionally, our 2029 Convertible Notes are secured by substantially all of our assets. Upon a default, unless waived, the noteholders could elect to foreclose on our assets pledged to such noteholders to secure our obligations under our Indenture governing our 2029 Convertible Notes. In addition, a default under our Indentures could trigger a cross default under agreements governing any future indebtedness. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our Indentures or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

As of December 31, 2024, the remaining principal on the 2026 Convertible Notes is approximately $17.7 million and these notes mature on December 15, 2026. As of December 31, 2024, the remaining principal on the 2029 Convertible Notes is approximately $182.3 million and these notes mature on December 15, 2029.

As of December 31, 2024, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

Issues in the use of artificial intelligence (“AI”) and machine learning (“ML”) in our software may result in reputational harm or liability.

AI is enabled by or integrated into some of our software and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

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

We have $119.1 million of goodwill assets recorded on our consolidated balance sheet as of December 31, 2024, from previous acquisitions, which represents approximately 35% of our total assets as of the end of this period. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill. For example, during the first quarter of 2024, we recognized a non-cash goodwill impairment charge of $85.0 million related to the acquisition of Pangiam. Business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired in the future.

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

Further, the U.S. Supreme Court recently overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies where the law is ambiguous. This Supreme Court decision may invite more companies and stakeholders to bring lawsuits against government agencies to challenge how such agencies pursue enforcement and compliance actions. However, we cannot predict the full impact of this decision, future judicial challenges that may be brought, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue, the measurement of derivative instruments, and the accounting of our stock-based compensation expense with respect to our financial statements. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, derivatives, intangible assets, including goodwill, and income taxes.

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

As of December 31, 2024, we had $219.0 million of U.S. federal and $231.4 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2031. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. During 2024, we performed an analysis of an “ownership changes” for purposes of Section 382 and 383 of the Code. This analysis found that an “ownership change” occurred on December 2, 2024. As a result, our ability to utilize NOLs generated prior to that date is limited from the date of the change through 2028. This could lead to BigBear.ai or its subsidiaries retaining less cash after paying U.S. federal and state income taxes in years when there is taxable income, compared to if the NOL utilization was not limited. This reduction in retained cash could negatively affect our operating results.

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

•potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, including the ongoing conflicts in Ukraine, the Middle East, and Africa, incidents of terrorism, natural disasters, and public health concerns or epidemics; and

•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.

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

Because we generate a substantial portion of our revenue from contracts with U.S. government agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration or changing geopolitical conditions. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year 2025. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts, including the ongoing conflicts in Ukraine, the Middle East, and Africa, or other factors.

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

Risks Related to the Convertible Notes

Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the Convertible Notes.

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. Our indebtedness could have important consequences to the holders of the Convertible Notes, including:
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
•possibly placing us at a competitive disadvantage compared to our competitors that have less debt; and
•limiting our ability to borrow additional funds or to borrow funds at rates or on other terms that we find acceptable;

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business.

The terms of our Indenture that governs the 2029 Convertible Notes allow us to incur additional debt subject to certain limitations; however, there is no assurance that additional financing will be available to us on terms favorable to us, if at all. In addition, if new debt is added to the then existing debt levels, the risks described above could intensify.

We may be able to incur substantial indebtedness. This could exacerbate the risks to our financial condition described above and prevent us from fulfilling our obligations under the Convertible Notes.

We may be able to incur significant additional indebtedness in the future and this could result in additional risk. Although the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

If we incur any additional indebtedness that ranks equally with the Convertible Notes, subject to any collateral arrangements, the holders of that debt will be entitled to share ratably in any proceeds distributed in connection with our insolvency, liquidation, reorganization, dissolution or other winding up as a company. This may have the effect of reducing the amount of proceeds paid to our creditors and shareholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new indebtedness is added to our current indebtedness levels, the related risks that we now face could increase. Any of these risks could materially impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations.

Our obligation to offer to redeem the Convertible Notes upon the occurrence of a fundamental change will be triggered only by certain specified transactions, and may discourage a transaction that could be beneficial to the holders of our Common Stock and the Convertible Notes.

The term “fundamental change” in our Indentures is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or the market value of the Convertible Notes or our common stock. The delisting of our shares from trading on the NYSE is a fundamental change. Our obligation to offer to redeem the notes upon a fundamental change would not necessarily afford holders of such notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us. If a fundamental change occurs, there are no assurances that we will have sufficient funds to redeem the Convertible Notes. See “— Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Convertible Notes.”

We may not be able to generate sufficient cash to service all of our indebtedness, including the Convertible Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including our Convertible Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Convertible Notes. Our ability to restructure or refinance our debt will depend on, among other things, the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments and the Indentures that govern the Convertible Notes may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

Further, our Indenture that governs the 2029 Convertible Notes contains provisions will restrict our ability to dispose of assets and use the proceeds from any such disposition. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under the Convertible Notes.

If we cannot make scheduled payments on our indebtedness, to the extent applicable, we will be in default and holders of the Convertible Notes and our other indebtedness, could declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. If we breach the covenants under our debt instruments, we would be in default under such instruments. The holders of such indebtedness could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. All of these events could result in your losing your entire investment in the Convertible Notes.

The Indentures contain terms which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture governing our 2029 Convertible Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:

•incur indebtedness or liens;

•make restricted payments;

•issue preferred stock or disqualified stock;

•transact with affiliates;

•sell material intellectual property; and

•make investments or dispositions

Our Indenture governing our 2029 Convertible Notes also require us to comply with a minimum liquidity covenant. Our Indenture governing our 2026 Convertible Notes and related documents do not contain covenants similar to those described above, but both of our Indentures governing our Convertible Notes contain a substantially similar covenant that restricts our ability to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets unless, among other things, the surviving entity assumes our obligations under the 2026 Convertible Notes and 2029 Convertible Notes, respectively.

The covenants in the Indentures that govern the Convertible Notes are subject to important exceptions and qualifications. These covenants may limit our ability to optimally operate our business. In addition, our Credit Agreement requires that we meet certain financial tests, including a leverage ratio test.

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

The Indentures contain cross-default provisions that could result in the acceleration of all of our indebtedness.

A breach of the covenants under our Indentures could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. If we were unable to repay amounts due and payable under the Indenture those noteholders could proceed against the collateral granted to them to secure that indebtedness. In the event our noteholders accelerate the repayment of our borrowings, we and our guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.

The 2026 Convertible Notes are effectively subordinated to our indebtedness under the 2029 Convertible Notes and our other secured indebtedness to the extent of the value of the assets securing that indebtedness.

The 2029 Convertible Notes are secured by substantially all of our assets while the 2026 Convertible Notes are unsecured. As a result, the 2026 Convertible Notes and the related guarantees are effectively subordinated to our existing and future secured indebtedness (including any indebtedness under the 2029 Convertible Notes) with respect to the assets that secure that indebtedness. The effect of this subordination is that upon a default in payment on, or the acceleration of, any of our secured indebtedness, or in the event of bankruptcy, insolvency, liquidation, dissolution or reorganization of our company, the proceeds from the sale of assets securing our secured indebtedness are available to pay obligations on the 2026 Convertible Notes only after all secured indebtedness has been paid in full. In connection with the Exchange Transaction entered into on December 19, 2024, the Bank of America Senior Revolver was terminated, effective concurrently with the closing of the Exchange Transaction. There were no outstanding borrowings under the Secured Revolving Credit Facility prior to its termination. The holders of the 2026

Convertible Notes may receive less, ratably, than the holders of secured indebtedness in the event of our or any of the guarantors’ bankruptcy, insolvency, liquidation, dissolution or reorganization.

The Convertible Notes are structurally subordinated to all obligations of our existing and future subsidiaries that are not and do not become guarantors of the Convertible Notes.

Each of our existing and future domestic restricted subsidiaries that is a borrower under or that guarantees obligations under the Indentures or that guarantees certain of our other indebtedness is a guarantor of the 2026 Convertible Notes (subject to certain exceptions). Each of our existing and future subsidiaries is a guarantor of the 2029 Convertible Notes (subject to certain exceptions). Our subsidiaries that do not guarantee the Convertible Notes will have no obligation, contingent or otherwise, to pay amounts due under the Convertible Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. The Convertible Notes are structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution or other winding up of any subsidiary that is not a guarantor, all of that subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of that subsidiary’s assets before the holders of the Convertible Notes would be entitled to any payment.

In addition, our subsidiaries that provide, or will provide, guarantees of the Convertible Notes (and related security interest in collateral granted by such subsidiary in the case of the 2029 Convertible Notes) will be automatically released from those guarantees (and security interest in the case of 2029 Convertible Notes) upon the occurrence of certain events.

If any guarantee is released with respect to the 2026 Convertible Notes or if any guarantee and related security interest with respect to the 2029 Convertible Notes are released, no holder of the 2026 Convertible Notes or the 2029 Convertible Notes, as applicable, will have a claim as a creditor against that subsidiary, and the indebtedness and other liabilities (including trade payables and preferred stock, if any), whether secured or unsecured, of that subsidiary will be effectively senior to the claim of any holders of the 2026 Convertible Notes or the 2029 Convertible Notes, as applicable.

Federal and state fraudulent transfer laws may permit a court to void the Convertible Notes or the guarantees and, if that occurs, the noteholders may not receive any payments on the Convertible Notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of the Convertible Notes and the incurrence of the guarantees of the Convertible Notes. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, the Convertible Notes or the guarantees thereof could be voided as a fraudulent transfer or conveyance if BigBear.ai or a guarantor, as applicable:

•issued the Convertible Notes or incurred its guarantee with the intent of hindering, delaying or defrauding creditors or

•received less than reasonably equivalent value or fair consideration in return for either issuing the Convertible Notes or incurring the guarantee and, in the case of (2) only, one of the following is also true at the time thereof:

•the issuer or such guarantor, as applicable, was insolvent or rendered insolvent by reason of the issuance of the Convertible Notes or the incurrence of its guarantees;

•the issuance of the Convertible Notes or the incurrence of its guarantees left the issuer or such guarantor, as applicable, with an unreasonably small amount of capital or assets to carry on the business;

•the issuer or such guarantor intended to, or believed that it would, incur indebtedness beyond its ability to pay as they mature; or

•the issuer or such guarantor was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, the judgment is unsatisfied after final judgment.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or a valid antecedent debt is secured or satisfied. A court would likely find that a guarantor did not receive reasonably equivalent value or fair consideration for its guarantee to the extent the guarantor did not obtain a reasonably equivalent benefit directly or indirectly from the issuance of the Convertible Notes.

We cannot be certain as to the standards a court would use to determine whether or not we or a guarantor was insolvent at the relevant time or, regardless of the standard that a court uses, whether the Convertible Notes or the guarantees would be subordinated to other indebtedness. In general, however, a court would deem an entity insolvent if:

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

If a court were to find that the issuance of the Convertible Notes or the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Convertible Notes or that guarantee, could subordinate the Convertible Notes or that guarantee to our presently existing and future indebtedness or of the relevant guarantor or could require the holders of the Convertible Notes to repay any amounts received with respect to the Convertible Notes or that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, the noteholders may not receive any repayment on the Convertible Notes. Further, the voiding of the Convertible Notes could result in an event of default with respect to our and our subsidiaries’ other indebtedness that could result in acceleration of that indebtedness.

Although each guarantee entered into in connection with the Convertible Notes will contain a provision intended to limit that guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance or fraudulent transfer, this provision may not be effective as a legal matter to protect those guarantees from being voided under fraudulent conveyance or fraudulent transfer law or otherwise, or may reduce that guarantor’s obligation to an amount that effectively makes its guarantee worthless.

In addition, as noted above, any payment by us pursuant to the Convertible Notes or by a guarantor under a guarantee made at a time we or such guarantor was found to be insolvent could be voided and required to be returned to the issuer or such guarantor if such payment is made to an insider within a one-year period prior to a bankruptcy filing or within 90 days for any non-insider party and such payment would give such insider or non-insider party (as the case may be) more than such creditors would have received in a distribution under the U.S. Bankruptcy Code in a hypothetical Chapter 7 case.

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Convertible Notes to other claims against us under the principle of equitable subordination if the court determines that (1) the holder of Convertible Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to our other creditors or conferred an unfair advantage upon the holders of Convertible Notes and (3) equitable subordination is not inconsistent with the provisions of the United States Bankruptcy Code.

There is limited trading and liquidity for the Convertible Notes, and holders’ ability to sell the Convertible Notes could be limited.

There is limited trading and liquidity of the Convertible Notes and current markets for the Convertible Notes may not persist. We cannot assure the noteholders as to the liquidity of the market for the Convertible Notes, their ability to sell their Convertible Notes or the price at which they would be able to sell their Convertible Notes. Future trading prices of the Convertible Notes will depend on many factors, including, among other things, prevailing interest rates, our operating results and the market for similar securities. The liquidity of such trading markets and the trading price of such notes may be adversely affected by changes in our financial performance or prospects and by changes in the financial performance of or prospects for companies in our industry generally.

Even though the Convertible Notes are convertible into shares of our Common Stock, the terms of the Convertible Notes will not provide protection against some types of important corporate events.

The Convertible Notes are convertible into shares of our Common Stock. Certain important corporate events, such as leveraged recapitalizations, that would increase the level of our indebtedness, would not constitute a “fundamental change” under the Convertible Notes.

A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.

There can be no assurances that any rating assigned to our debt securities will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Convertible Notes. Credit ratings are not recommendations to purchase, hold or sell the Convertible Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of the Convertible Notes.

Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Convertible Notes is subsequently lowered or withdrawn for any reason, our noteholders may not be able to resell their Convertible Notes at a favorable price or at all.

Risks Related to Our Common Stock

We have convertible debt that may be converted into Common Stock in the future, which would cause immediate and substantial dilution to our stockholders.

On December 7, 2021, we issued the 2026 Convertible Notes in the aggregate principal amount of $200.0 million. On May 29, 2022, pursuant to Section 14.04(f) of the Indenture, the Conversion Rate applicable to the notes was adjusted to 94.2230 (previously 86.9565) shares of Common Stock per $1,000 principal amount of notes, as a result of the conversion rate reset provisions therein.

On December 19, 2024 we entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of our 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.553 per share of our common stock. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indentures to the Convertible Notes) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock. To the extent that the certain liquidity conditions of us and our subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date).

The issuance of shares of Common Stock upon any conversion of the Convertible Notes and the issuance of shares of Common Stock to the extent interest is paid in kind will result in dilution to the interests of other stockholders.

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

The ability of our subsidiaries to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by the terms of the 2029 Convertible Notes, and will be subject to the negative covenants set forth therein.

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

We have certain financial instruments, including warrants and the convertible features of our 2029 Convertible Notes and our 2026 Convertible Notes, that are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We have certain financial instruments, including warrants and the convertible features of our 2029 Convertible Notes and 2026 Convertible Notes, that are accounted for in accordance with the guidance of Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The financial instruments that are accounted for as derivatives include the 2029 Notes Conversion Option, the 2026 Notes Conversion Option, IPO private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”). These financial instruments do not meet the criteria for equity treatment and are classified as liabilities measured at fair value.

During the years ended December 31, 2024 and December 31, 2023 we recognized net losses of $107.7 million and $7.4 million respectively, related to changes in the fair value of these financial instruments, with such changes presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

The estimated fair value of our derivative liabilities related to our warrants, including the 2024 RDO Warrants, the 2024 PIPE Warrants, and the IPO Private Warrants was $54.7 million as of December 31, 2024. The 2024 RDO Warrants and 2024 PIPE Warrants were fully exercised during the first quarter of 2025.

The estimated fair value of our derivative liabilities related to our 2029 Convertible Notes was $115.8 million as of December 31, 2024. As of the date of this filing, approximately $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders.

The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

The price of our Common Stock has been and could remain volatile and a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The market price of our Common Stock has historically experienced and may continue to experience significant volatility. From January 1, 2023 through March 21, 2025, the market price of our Common Stock, which is listed on the NYSE, fluctuated from a high of $9.78 per share in the first quarter of 2025 to a low of $0.73 in the first quarter of 2023. Additionally, the price of our securities has fluctuated significantly due to general economic conditions and forecasts, our general business condition and the release of our financial reports and other announcements. If our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or if an active trading market for our securities is not otherwise sustained, their liquidity and price may be more limited and you may be unable to sell your securities.

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

•being required to repurchase the Convertible Notes at a price equal to the principal amount plus accrued and unpaid interest;

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

General Risk Factors

Increasing attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting, and insurance), changes in demand for certain offerings, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations. While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or offerings or to respond to stakeholder demands, such initiatives may be costly and may not have the desired effect. Expectations around companies’ management of ESG matters continue to evolve rapidly, in many instances due to factors that are out of our control. We may experience pressure to make commitments relating to ESG matters that affect us; however, we may not agree that particular initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles, which may adversely impact our reputation or stakeholder relations. If we do not, or are perceived by stakeholders to not, take sufficient action to respond to ESG matters, we may be subject to investor or regulator engagement on our ESG initiatives and disclosures, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed requirements to disclose a variety of climate-related information, in addition to other rules, which could require us to incur significant costs for monitoring and compliance. This and other regulations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Adverse economic conditions or reduced technology spending may adversely impact our business.

Our business depends on the economic health of our current and prospective customers and overall demand for technology. In addition, the purchase of our software and services is often discretionary and typically involves a significant commitment of capital and other resources. Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation, interest rate fluctuations, bank failures and monetary supply shifts, as well as recession risks, which may continue for an extended period and which could result in our customer prospects and our existing customers experiencing slowdowns in their businesses, which in turn may result in reduced demand for our products, lengthening of sales cycles, loss of customers, and difficulties in collections. Our vendors and suppliers may experience, or may continue to experience, disruptions in their supply chains, which may result in service interruptions or additional operating expenses, and may increase the price at which our vendors and suppliers are willing to sell their products to us. Over the past two years, the United States, the EU, and the U.K. have experienced historically high levels of inflation. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects. A further downturn in economic conditions, global political and economic uncertainty, a lack of availability of credit, a reduction in business confidence and activity, the curtailment of government or corporate spending, public health concerns or emergencies, financial market volatility, and other factors have in the past and may in the future affect the industries to which we sell our software and services. Our customers may suffer from reduced operating budgets, which could cause them to defer or forego purchases of our software or services.

Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers, and the increased pace of consolidation in certain industries may result in reduced overall spending on our offerings. Uncertainty about global and regional economic conditions, including the ongoing conflicts in Ukraine, the Middle East, and Africa, a downturn in the technology sector or any sectors in which our customers operate, or a reduction in information technology spending even if economic conditions are stable, could adversely impact our business, financial condition, and results of operations in a number of ways, including longer sales cycles, lower prices for our software and services, material default rates among our customers, reduced sales of our software or services, and lower or no growth.

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

We have identified a material weakness in our internal control over financial reporting that has resulted in the restatement of the Restated Financial Statements. If we are unable to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition, and results of operations.

We are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. As disclosed in Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis. In connection with the Company’s evaluation of internal control over financial reporting for the year ended December 31, 2024, the following material weakness has been identified:

•We have not consistently executed our technical accounting review policies, inclusive of the application of certain interpretations subject to significant judgement or differences in interpretation, at a precision level sufficient to achieve complete, accurate and timely financial accounting, reporting and disclosures of certain non-routine, unusual, or complex transactions.

If we are unable to remediate our existing material weakness or if, in the future, the Company is unable to maintain effective internal control over financial reporting pursuant to Section 404(a), the Company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to financial reporting misstatements and adverse regulatory consequences and could harm investor confidence and the market price of the Company’s shares of common stock.

Natural disasters and other events beyond our control could harm our business.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, non-U.S. commerce and the global economy, and thus could have a negative effect on us. Our business operations are subject to interruption by natural disasters, earthquakes, flooding, fire, power shortages, pandemics, terrorism, political unrest, telecommunications failure, vandalism, cyberattacks, geopolitical instability, including the ongoing conflicts in Ukraine, the Middle East, and Africa, war, the effects of climate change (such as drought, wildfires, increased storm severity, and sea level rise), and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, could decrease demand for our services, could make existing customers unable or unwilling to fulfill their contractual requirements to us, including their payment obligations, and could cause us to incur substantial expense, including expenses or liabilities arising from potential litigation. Our insurance may not be sufficient to cover losses or additional expense that we may sustain. Customer data could be lost, significant recovery time could be required to resume operations and our financial condition and results of operations could be adversely affected in the event of a major natural disaster or catastrophic event.

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

We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. For example, during the first quarter of 2024, we recognized a non-cash goodwill impairment charge of $85.0 million related to the acquisition of Pangiam.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We have faced increased legal, accounting, administrative and other costs and expenses as a public company that we and our subsidiaries did not incur as private companies. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges impose additional reporting and other obligations on public companies. Compliance with public company requirements have increased costs and made certain activities more time-consuming. A number of those requirements have required us to carry out activities we and our subsidiaries have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been and will continue to be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting, including the identified material weakness as of December 31, 2024), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs could require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

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

The exercise price for the IPO warrants is $11.50 per share of Common Stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

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

During the year ended December 31, 2024 and December 31, 2023, the Company issued warrants to purchase up to 22,800,000 and 14,800,000, respectively, shares of Common Stock in connection with certain Registered Direct and Private Placement Offerings. As of the date of this filing, the aforementioned warrants have been fully exercised by the holder resulting in the issuance of a total of 37,600,000 (“February 2025 Exercise”) shares of Common Stock.

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full an outstanding Common Stock Purchase Warrant to purchase up to an aggregate of 5,800,000 shares (included in the February 2025 Exercise) of the Company’s common stock. In consideration for the immediate and full exercise of the existing warrant for cash, the investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “New Warrant”) in a private placement. The New Warrant will become exercisable commencing any time on or after August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. See Note 18—Derivatives for additional information related to warrants.

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

If securities or industry analysts cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

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

We may redeem the unexpired IPO warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

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

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following February 11, 2026, the fifth anniversary of the IPO; (b) in which we have total annual gross revenue of at least $1.235 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Based on the market value of our Common Stock that was held by non-affiliates on March 7, 2025, we would have qualified as a large accelerated filer on that date.

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

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

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

As disclosed in Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K and in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, we have identified material weakness in our internal control over financial reporting, not all of which have been remediated as of December 31, 2024.

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

Although we are no longer a “controlled company” under the New York Stock Exchange (“NYSE”) rules, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.

The NYSE defines a “controlled company” as one of which more than 50% of the voting power for the election of directors is held by an individual, group, or another company. As of December 2, 2024, AE Industrial Partners no longer controlled a majority of the voting power of our outstanding voting stock and, as a result, we ceased to be a “controlled company” within the meaning of NYSE rules. Accordingly, we became subject to additional corporate governance requirements standards within one year of the date we no longer qualified as a controlled company within the meaning of NYSE rules. Those requirements include, but not limited to, requirements that:

•our Board of Directors be composed of a majority of independent directors;
•our Nominating and Corporate Governance Committee have a formal written charter and be composed solely of independent directors; and
•our Compensation Committee have a formal written charter and be composed solely of independent directors.

However, the NYSE rules provide a “phase-in” period for these requirements. As a result, our Compensation and Nominating and Corporate Governance Committees must have at least one independent member on the date we ceased to be a controlled company and must be comprised of a majority of independent directors within 90 days of the date we ceased to be a controlled company. We must be fully compliant with the NYSE corporate governance standards within one year of the date we no longer qualified as a controlled company.

During this one-year transition period, we intend to rely on the exemptions from the corporate governance requirements provided by the NYSE. As of the date of this Annual Report on Form 10-K, our Board is composed of a majority of independent directors. We have also adopted formal written charters for each of our committees. Until we fully comply with the NYSE corporate governance standards, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE’s corporate governance requirements.

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

Certain of our stockholders have registration rights for restricted securities. We are obligated to register certain securities, including shares of Common Stock received by the Seller as part of the Pangiam Acquisition, and the shares of Common Stock issuable under our Convertible Notes and certain of our Warrants. Sales of a substantial number of shares of Common Stock pursuant to a prospectus in the public market could occur at any time a prospectus covering such shares remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

If we fail to maintain an effective system of internal controls over financial reporting, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As disclosed in Part II, Item 9A. “Controls and Procedures” in this Annual Report on Form 10-K and in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, we have identified material weaknesses in our internal control over financial reporting, not all of which have been remediated as of December 31, 2024.

In addition, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. Material inaccuracies in our financial statements would impair their value to management and our Board of Directors in making decisions as to the operation of our business, could impair our reputation and cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

Our Cybersecurity program is built upon the National Institute of Standards and Technology Cybersecurity Maturity Framework (the “NIST CSF Framework”), which includes the standards outlined in both NIST 800-53, Security and Privacy Controls for Information Systems and Organizations, and NIST 800-171 Protecting Controlled Unclassified Information in Nonfederal Systems and Organizations. The NIST CSF is issued by the U.S. government as a guideline to manage cybersecurity-related risk. Additionally, we also employ industry best practices and other global and local standards and regulations as we continuously evaluate our risks. We utilize independent third-parties to assess our adherence to these frameworks.

Our Cybersecurity program is supervised by a dedicated Chief Information Security Officer (CISO), who has over 16 years experience in cybersecurity and operations and holds the following certifications: Certified Information Systems Security Professional (CISSP) and Certification in Risk and Information Systems Control (CRISC). The CISO’s team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. A strong partnership exists between our Information Technology, Cybersecurity, Internal Audit, and Legal functions so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required. We have established a Governance, Risk, and Compliance (GRC) program to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO reports information about such risks to the Board of Directors.

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

Item 2. Properties

We occupy approximately fifty four thousand square feet of leased building space at five primary locations. We have significant operations in the following locations:

•McLean, Virginia (Corporate Headquarters)
•Ann Arbor, Michigan;
•Chantilly, Virginia; and
•Charlottesville, Virginia

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

Holders
As of December 31, 2024, there were 68 common stockholders of record.

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

Stock Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2024 of $100 invested in BigBear.ai Holdings common stock on December 8, 2021 to the New York Stock Exchange (NYSE) Index and the S&P 500 Information Technology Index.
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

Restatements of Previously Issued Consolidated Financial Statements

As described in Note 2—Restatement of Previously Issued Financial Statements, for the period ended December 31, 2024, management identified a material error in the previously reported financial statements related to its convertible notes issued in December 2021 and due in December 2026 (“2026 Notes”). The conversion option embedded within the 2026 Notes was incorrectly deemed to be eligible for a scope exception from the bifurcation requirements of ASC 815-15 and therefore requires bifurcation as a derivative (“2026 Notes Conversion Option”). The 2026 Notes include certain adjustments to the conversion rate that violate the “fixed-for-fixed” criteria described in Accounting Standards Codification (“ASC”) 815-40. As a result, the consolidated financial statements have been restated to reflect the issuance of the 2026 Notes Conversion Option at fair value as of December 7, 2021 and the subsequent remeasurement to fair value at each reporting date.

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

•Results of Operations: This section provides a discussion of our results of operations for the year ended December 31, 2024, December 31, 2023 and December 31, 2022.

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note 3—Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

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

Recent Developments

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock, subject to other adjustments if certain liquidity requirements are not met. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock.

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

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding Registered Direct Offering to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of approximately $20.6 million (the “RDO warrants”). In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “2024 RDO warrant”) in a private placement. The 2024 RDO warrants became exercisable commencing on August 28, 2024, expiring after five years, with an exercise price per share equal to $3.78. These warrants were fully exercised during the first quarter of 2025.

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full an outstanding Common Stock Purchase Warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock. In consideration for the immediate and full exercise of the existing warrant for cash, the investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “New Warrant”) in a private placement.

The New Warrant will become exercisable commencing any time on or after August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. The gross proceeds to the Company from the exercise were $21.9 million, prior to deducting estimated offering expenses.

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of approximately $33.2 million. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE warrant became exercisable commencing on September 5, 2024 (the “Exercise Date”), expiring after five years, with an exercise price per share equal to $4.75. These warrants were fully exercised during the first quarter of 2025.

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

The House and Senate continue the legislative process on the FY 2025 budget. The National Defense Authorization Act for Fiscal Year 2025, signed by the President on December 24, 2024, is consistent with the FY 2025 President’s Budget Request (PBR) and Congressionally mandated budget caps established by the FRA with a topline of $849.8 billion. The House Appropriations Committee also marked its bill at this same level. The Senate Appropriations Committee, however, did not adhere to the FRA spending caps and marked budgets above the PBR, providing between a $21 billion and $25 billion increase over the PBR level.

Congress still needs to approve or revise the President’s FY 2025 budget proposal through enactment of appropriations bills and other policy legislation, which would then require final approval from the President in order for the FY 2025 budget process to conclude. A second Continuing Resolution (CR) for FY 2025 passed the House and Senate on December 20, 2024, and was signed by the President on December 21, 2024. The bill funds U.S. Government operations through March 14, 2025. In addition to the Continuing Resolution, the President also signed the Disaster Relief Supplemental Appropriations Act on December 21, 2024, which includes more than $100 billion in supplemental funding. Of note, the final version of the bill did not address the debt ceiling, which is set to expire mid-January 2025 and is expected to cause challenges at the start of the 119th Congressional negotiations. Once the debt ceiling is reached, Treasury may have to use extraordinary measures to prevent default. Treasury’s available cash and any extraordinary measures taken should delay the risk of default for at least several months after the end of the first quarter of 2025. In the upcoming months, the new Congress will return to the task of funding the U.S. Government for the balance of FY 2025. Significant differences that must be resolved include the different allocations as noted above and policy matters that arose during consideration of the CR and the underlying bills.

We anticipate the federal budget will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs.

Geopolitical Environment

We operate in a complex and evolving security environment and our business is affected by geopolitical issues. Conflicts in Ukraine, the Middle East. and Africa and heightened tension in the Pacific region have elevated global geopolitical tensions and security concerns. For our government customers, their focus on addressing immediate needs in these regions has slowed the pipeline and pace of contract awards, pushing revenue into subsequent periods. We continue to expect the geopolitical climate to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we have unmatched capabilities. While these conflicts are still evolving and the eventual outcome remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these conflicts worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Selling, General and Administrative (“SG&A”)

SG&A expenses include salaries, equity-based compensation expense, and benefits for personnel involved in our executive, finance, accounting, legal, human resources, and administrative functions, as well as third-party professional services and fees, and allocated overhead.

Research and Development

Research and development expenses primarily consist of salaries, equity-based compensation expense, and benefits for personnel involved in research and development activities as well as allocated overhead. Certain research and development expenses relate to software developed for sale, lease, or will otherwise be marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software, are capitalized when they are expected to become significant. All other research and development expenses are expensed in the period incurred.

Restructuring Charges

Restructuring charges consist of employee separation costs and impairment of lease right-of-use assets related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

Transaction expenses incurred in 2024 and 2023 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition, which was completed on February 29, 2024. Transaction costs incurred in 2022 are primarily related to our acquisition of ProModel Corporation, which was completed on April 7, 2022, as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

Goodwill impairment consists of non-cash impairments of goodwill.

Net Increase (Decrease) in Fair Value of Derivatives

Net increase (decrease) in fair value of derivatives consists of fair value remeasurements of the 2029 Convertible Notes Conversion Option, 2026 Convertible Notes Conversion Option, PIPE warrants, RDO warrants, IPO private warrants, and the Written put option.

Interest Expense

Interest expense consists primarily of interest expense, commitment fees, debt issuance discount amortization, and debt issuance cost amortization under our debt agreements.

Income Tax Benefit

Income tax benefit consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Revenues	$158,236	$155,164	$155,011
Cost of revenues	113,016	114,563	112,018
Gross margin	45,220	40,601	42,993
Operating expenses:
Selling, general and administrative	80,040	71,057	84,775
Research and development	10,863	5,035	8,393
Restructuring charges	1,287	822	4,203
Transaction expenses	1,450	2,721	2,605
Goodwill impairment	85,000	—	53,544
Operating loss	(133,420)	(39,034)	(110,527)
Net increase (decrease) in fair value of derivatives	107,658	7,361	(21,387)
Loss on extinguishment of debt	31,272	—	—
Interest expense	25,647	24,877	24,092
Other (income) expense	(2,194)	(393)	19
Loss before taxes	(295,803)	(70,879)	(113,251)
Income tax benefit	(256)	(222)	(1,884)
Net loss	$(295,547)	$(70,657)	$(111,367)

Comparison of the Year Ended December 31, 2024, 2023 and 2022

Revenues

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Revenues	$158,236	$155,164	$155,011	$3,072	2.0%	$153	0.1%

Revenues increased by $3.1 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The change in revenues were primarily driven by increases due to the acquisition of Pangiam, offset by decreased volume from the Air Force EPASS program which wound down in the second quarter of 2023.

Revenues increased by $0.2 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily as a result of increased revenue on certain Army programs as a result of new contract awards and higher volume. These increases were offset by the wind-down of certain Air Force programs in the second quarter of 2023 as well as lower volume from Virgin Orbit as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023.

Cost of Revenues

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Cost of revenues	$113,016	$114,563	$111,510	$(1,547)	(1.4)%	$2,545	2.3%
Cost of revenues as a percentage of revenues	71%	74%	77%

Cost of revenues as a percentage of total revenues was 71% for the year ended December 31, 2024 as compared to 74% for the year ended December 31, 2023. The decrease in cost of revenues as a percentage of total revenues was driven by higher margins from the inclusion of Pangiam’s results.

Cost of revenues as a percentage of total revenues increased to 74% for the year ended December 31, 2023 as compared to 77% for the year ended December 31, 2022. The year ended December 31, 2023 does not include activity from Virgin Orbit after the first quarter of 2023 as a result of Virgin Orbit’s bankruptcy announcement in the second quarter of 2023 which was a primary driver of the decrease in gross margin during the year as compared to the year ended December 31, 2022.

SG&A

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
SG&A	$80,040	$71,057	$84,775	$8,983	12.6%	$(13,718)	(16.2)%
SG&A as a percentage of revenues	51%	46%	55%

SG&A expenses as a percentage of total revenues for the year ended December 31, 2024 increased to 51% as compared to 46% for the year ended December 31, 2023. The increase in SG&A expenses as a percentage of total revenues was primarily driven by an increase in non-recurring strategic initiatives of $3.4 million, non-recurring integration costs of $1.8 million, and non-recurring litigation costs of $1.1 million incurred during the year ended December 31, 2024.

SG&A expenses as a percentage of total revenues for the year ended December 31, 2023 decreased to 46% as compared to 55% for the year ended December 31, 2022, which was primarily driven by a reduction in personnel costs resulting from the Company’s restructuring actions, as well as reduction in non-recurring integration costs of $7.3 million, capital market advisory fees of $0.7 million, and commercial start-up costs of $6.5 million incurred during the year ended December 31, 2022 that were not repeated in the comparable period. These decreases were partially offset by $3.0 million of professional fees related to non-recurring strategic initiatives, $2.3 million of non-recurring litigation expenses, and bad debt reserves of $1,425 million related to the settlement of Virgin Orbit’s Chapter 11 bankruptcy proceedings.

Research and Development

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Research and development	$10,863	$5,035	$8,393	$5,828	115.7%	$(3,358)	(40.0)%

Research and development expenses increased by $5.8 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Research and development expenses decreased by $3.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease in research and development expenses was driven by certain software development projects that have reached the technological feasibility stage and for which related costs were capitalized during the year ended December 31, 2023.

Restructuring Charges

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Restructuring charges	$1,287	$822	$4,203	$465	56.6%	$(3,381)	(80.4)%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Restructuring charges for the year ended December 31, 2022 includes the impairment of lease right-of-use assets associated with these strategic cost saving initiatives.

Transaction Expenses

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Transaction expenses	$1,450	$2,721	$2,605	$(1,271)	(46.7)%	$116	4.5%

Transaction expenses for the years ended December 31, 2024 and December 31, 2023 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Transaction expenses the year ended December 31, 2022 are related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

Goodwill Impairment

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Goodwill impairment	$85,000	$—	$53,544	$85,000	100.0%	$(53,544)	(100.0)%

During the year ended December 31, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net Increase (Decrease) in Fair Value of Derivatives

	Year Ended December 31,			Year-Over-Year Change
	2024	2023 (as restated)	2022 (as restated)	2024 vs 2023		2023 vs 2022 (as restated)
Net increase (decrease) in fair value of derivatives	$107,658	$7,361	$(21,387)	$100,297	1362.5%	$28,748	(134.4)%

The net increase in fair value of derivatives of $107.7 million for the year ended December 31, 2024 includes fair value remeasurements of the 2026 Notes Conversion Option, 2029 Notes Conversion Option, IPO private warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were fully settled as of December 31, 2024.

The net increase in fair value of derivatives of $7.4 million for the year ended December 31, 2023 consists of fair value remeasurements of IPO private warrants, 2026 Notes Conversion Option, PIPE warrants, and RDO warrants. The net decrease in fair value of derivatives of $21.4 million for the year ended December 31, 2022 consists of fair value remeasurements of the Written put option, 2026 Notes Conversion Option, and the IPO private warrants. The Written put option was fully settled as of March 31, 2022.

Interest Expense

	Year Ended December 31,			Year-Over-Year Change
	2024	2023 (as restated)	2022 (as restated)	2024 vs 2023		2023 vs 2022 (as restated)
Interest expense	$25,647	$24,877	$24,092	$770	3.1%	$785	3.3%

Interest expense during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 consists primarily of interest expense, commitment fees, debt issuance discount amortization, and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. See the Liquidity and Capital Resources section below for more information.

Other (Income) Expense

	Year Ended December 31,			Year-Over-Year Change
	2024	2023	2022	2024 vs 2023		2023 vs 2022
Other (income) expense	$(2,194)	$(393)	$19	$(1,801)	458.3%	$(412)	(2168.4)%

The change in other income during the year ended December 31, 2024 as compared to the year ended December 31, 2023 is primarily driven by interest income earned on money market accounts.

Income Tax Benefit

	Year Ended December 31,			Year-Over-Year Change
	2024	2023 (as restated)	2022 (as restated)	2024 vs 2023		2023 vs 2022 (as restated)
Income tax benefit	$(256)	$(222)	$(1,884)	$(34)	15.3%	$1,662	(88.2)%
Effective tax rate	0.1%	0.3%	1.7%

The effective tax rate for the year ended December 31, 2024 and the year ended December 31, 2023 are consistent. The effective tax rate for the year ended December 31, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.

The decrease in the effective tax rate for the year ended December 31, 2024 from the year ended December 31, 2023 was primarily due to significant pre-tax loss, non-deductible goodwill impairment and derivative losses, largely offset by an increase in valuation allowance.

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

As of December 31, 2024, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 14—Income Taxes of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense (income), net, income tax (benefit) expense, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, goodwill impairment, non-recurring integration costs, capital market advisory fees, commercial start-up costs, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Net loss	$(295,547)	$(70,657)	$(111,367)
Interest expense	25,647	24,877	24,092
Interest income	(2,293)	(392)	—
Income tax benefit	(256)	(222)	(1,884)
Depreciation and amortization	11,872	7,901	7,758
EBITDA	(260,577)	(38,493)	(81,401)
Adjustments:
Equity-based compensation	21,127	18,671	10,865
Employer payroll taxes related to equity-based compensation(1)	985	440	—
Net increase in fair value of derivatives(2)	107,658	7,361	(21,387)
Restructuring charges(3)	1,287	822	4,203
Non-recurring strategic initiatives(4)	6,459	3,025	—
Non-recurring litigation(5)	1,142	2,250	—
Transaction expenses(6)	1,450	2,721	2,605
Non-recurring integration costs(7)	1,800	—	—
Goodwill impairment(8)	85,000	—	53,544
Loss on extinguishment of debt(9)	31,272	—	—
Capital market advisory fees(10)	—	—	741
Commercial start-up costs(11)	—	—	6,490
Adjusted EBITDA	$(2,397)	$(3,203)	$(17,085)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The increase in fair value of derivatives during the year ended December 31, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) and issuance of the warrants in 2024 (the “2024 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. The additional loss relates to $11.4 million fair market value adjustment of the 2026 Notes Conversion Option, 2024 Warrants, and IPO Private Warrants during the year ended December 31, 2024.This loss is net of a $10.6 million gain related to the issuance of the 2024 Warrants and was further offset by a reduction of $11.4 million upon remeasurement of the 2024 Warrants and IPO Private Warrants’ fair value during the year ended December 31, 2024. Additionally, for the year-ended December 31, 2024, $54.4 million is related to derivative liabilities in connection with the 2029 Convertible Notes.

The increase in fair value of derivatives during the year ended December 31, 2023 primarily relates to changes in the fair value of PIPE warrant and RDO warrants issued during the first and second quarters of 2023.

(3)
During the year ended December 31, 2024 and the year ended December 31, 2023, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

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
(6)
Transaction expenses during the year ended December 31, 2024 and December 31, 2023 consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam acquisition. Transaction costs incurred in 2022 are primarily related to our acquisition of ProModel Corporation as well as costs associated with evaluating other acquisition opportunities.

(7)	Non-recurring internal integration costs related to the Pangiam acquisition.
(8)
During the year ended December 31, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

(9)	Loss on extinguishment of debt is related to the exchange of the 6.00% convertible senior notes due in 2026 for 6.00% convertible senior secured notes due in 2029.
(10)	The Company incurred capital market and advisory fees related to advisors assisting with the Gig Business Combination.
(11)	Commercial start-up costs include certain non-recurring expenses associated with tailoring the Company’s products for commercial customers and use cases.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	$(38,119)	$(18,307)	$(48,918)
Capital expenditures, net	(11,114)	(3,830)	(769)
Free cash flow	$(49,233)	$(22,137)	$(49,687)

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

•Funded Backlog. Funded backlog represents the remaining contract value of goods and services to be delivered under existing contracts for which funding is appropriated or otherwise authorized less revenues previously recognized on these contracts.

•Unfunded backlog. Unfunded backlog represents the remaining contract value, or portion thereof, of goods and services to be delivered under existing contracts for which funding has not been appropriated or otherwise authorized.

•Priced Unexercised Options. Priced unexercised contract options represent the remaining contract value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For priced unexercised options, we measure backlog based on the corresponding contract values assigned to the options as negotiated in our contract with our customer.

•Unpriced Unexercised Options. Unpriced unexercised contract options represent the remaining contract value of goods and services to be delivered under existing contracts if our customer elects to exercise all of the options available in the contract. For unpriced unexercised options, we estimate backlog generally under the assumption that our current level of support on the contract will persist for each option period.

The following table summarizes certain backlog information:

	December 31, 2024	December 31, 2023
Funded	$46,552	$30,112
Unfunded	72,474	49,382
Priced, unexercised options	283,258	63,878
Unpriced, unexercised options	16,021	24,438
Total backlog	$418,305	$167,810

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by our operations. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

Our available liquidity as of December 31, 2024 and December 31, 2023, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	December 31, 2024	December 31, 2023
Available cash and cash equivalents	$50,141	$32,557
Available borrowings from our existing credit facilities(1)	—	—
Total available liquidity	$50,141	$32,557
(1) Represents the total amount available under the credit facility, which is subject to borrowing base adjustments that limit the total amount available under the credit facilities to 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. These credit facilities were terminated on December 19, 2024.

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	December 31, 2024	December 31, 2023 (as restated)
2026 Convertible Notes	$17,668	$200,000
2029 Convertible Notes	182,332	—
Bank of America Senior Revolver(1)	—	—
D&O Financing Loan	818	1,229
Total debt	200,818	201,229
Less: unamortized debt issuance discount and costs	64,596	43,845
Total debt, net	136,222	157,384
Less: current portion	818	1,229
Long-term debt, net	$135,404	$156,155
(1) Represents the total amount available under the credit facility, which is subject to borrowing base adjustments that limit the total amount available under the credit facilities to 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. These credit facilities were terminated on December 19, 2024.

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note 12—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K. The 2026 Convertible Notes mature on December 15, 2026.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the 2026 Convertible Notes indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per $1,000 principal amount of 2026 Convertible Notes) because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). Subsequent to the Conversion Rate Reset, the 2026 Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s existing 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on such the exchanged 2026 Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock. To the extent that the certain liquidity conditions of us and our subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). The initial conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged. The Company recognized a loss on extinguishment of $31.3 million on the consolidated statements of operations related to the unamortized debt issuance costs of the exchanged 2026 Convertible Notes.

The 2029 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 27, 2024. The 2029 Convertible Notes will be fully and unconditionally guaranteed, on a senior, secured basis, by the Company and certain of its existing and future direct and indirect subsidiaries, subject to certain exceptions (the “Guarantors”), and will initially be secured on a first-priority basis by substantially all assets of the Company and such Guarantors, subject to certain exceptions.

Upon completion of the Exchange Transaction, the aggregate principal amount of the 2026 Convertible Notes outstanding was $17.7 million. The Company did not receive any cash proceeds from the issuance of the 2029 Convertible Notes pursuant to the Exchange Transactions.

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. The 2029 Convertible Notes added a covenant that require the Company to maintain liquidity of at least $15 million measured as an average of the last five business days of any month. As of December 31, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of December 31, 2024. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding principal balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(333)	$17,335	$13,600
2029 Convertible Notes	182,332	(3,978)	178,354	141,700
Total	$200,000	$(4,311)	$195,689	$155,300

Bank of America Senior Revolver

BigBear.ai entered into a senior Bank of America Credit Agreement on December 7, 2021, subsequently amended on November 8, 2022, providing BigBear.ai with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures, and other general corporate purposes.

The Senior Revolver included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan would reduce the amount available under the revolving credit facility. BigBear.ai could increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $25.0 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, were satisfied.

The Bank of America Credit Agreement required BigBear.ai to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result was unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment, which among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Credit Agreement for the quarter ended June 30, 2022.

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modifies key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver were reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer was subject to a minimum Fixed Charge Coverage ratio covenant, but was still subject to the Secured Net Leverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company was required to have aggregated reported Adjusted EBITDA of at least $1 over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). Failure to meet this Adjusted EBITDA requirement was not a default but limited the Company’s ability to make borrowings under the Senior Revolver until such time that the Company was able to meet the Adjusted EBITDA thresholds as defined in the Second Amendment.

In connection with the Exchange Transaction entered into on December 19, 2024, the Senior Revolver was terminated, effective concurrently with the closing of the Exchange Transaction. There were no outstanding borrowings under the Secured Revolving Credit Facility prior to its termination. The Company was in compliance with all covenants through the termination of the Senior Revolver.

Refer to Note 12—Debt of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan has an interest rate of 5.99% per annum and a maturity date of September 8, 2025.

On December 20, 2023, the Company entered into a $1.2 million loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan had an interest rate of 6.99% per annum and a maturity date of September 8, 2024. The 2024 D&O Financing Loan was fully repaid at maturity.

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Year Ended December 31,
	2024	2023	2022
Net cash used in operating activities	(38,119)	(18,307)	(48,918)
Net cash provided by (used in) investing activities	2,821	(3,830)	(5,234)
Net cash provided by (used in) financing activities	52,458	42,062	(103,137)
Net increase (decrease) in cash and cash equivalents	17,584	19,925	(157,289)
Cash and cash equivalents at the beginning of period	32,557	12,632	169,921
Cash and cash equivalents at the end of the period	$50,141	$32,557	$12,632

Operating activities

For the year ended December 31, 2024, net cash used in operating activities was $38.1 million. Net loss before deducting depreciation, amortization and other non-cash items was $24.6 million and was further impacted by an unfavorable change in net working capital of $13.6 million which contributed to operating cash outflows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $11.8 million, a decrease in accounts payable of $4.0 million and a decrease in other liabilities of $1.4 million. These were partially offset by a decrease in contract assets of $3.9 million, a decrease in prepaid expenses and other assets of $2.1 million, an increase in accrued liabilities of $2.9 million, and an increase in contract liabilities of $0.5 million.

For the year ended December 31, 2023, net cash used in operating activities was $18.3 million. Net loss before deducting depreciation, amortization and other non-cash items was $21.9 million and offset by a favorable change in net working capital of $3.6 million which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $6.4 million, a decrease in prepaid expenses and other assets of $5.9 million, and in increase in accrued liabilities of $2.6 million. These were partially offset by an increase in contract assets of $3.5 million, a decrease in accounts payable of $4.4 million, a decrease in contract liabilities of $1.1 million, and a decrease in other liabilities of $2.3 million.

For the year ended December 31, 2022, net cash used in operating activities was $48.9 million. Net loss before deducting depreciation, amortization and other non-cash items was $49.4 million and was offset by a favorable change in net working capital of $0.5 million which contributed to operating cash flows during this period. The favorable change in net working capital was largely driven by increases in accounts payable of $9.9 million and other liabilities of $2.2 million. These increases were partially offset by an increase in accounts receivable of $0.8 million, an increase in prepaid expenses and other assets of $1.7 million, a decrease in accrued liabilities of $5.1 million and a decrease in contract liabilities of $3.7 million.

Investing activities

For the year ended December 31, 2024, net cash provided by investing activities was $2.8 million, primarily consisting of cash acquired from the Pangiam acquisition of $13.9 million, partially offset by capitalized software development costs of $10.6 million.

For the year ended December 31, 2023, net cash used in investing activities was $3.8 million, primarily consisting of capitalized software development costs.

For the year ended December 31, 2022, net cash used in investing activities was $5.2 million, consisting of the net cash used to acquire ProModel Corporation of $4.5 million and purchase of property and equipment of $0.8 million.

Financing activities

For the year ended December 31, 2024, net cash provided by financing activities was $52.5 million, primarily consisting of the net proceeds from the issuance of shares pursuant to the exercise of the PIPE warrants and RDO warrants of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards $2.4 million and the net repayment of $0.4 million related to the 2023 D&O Financing Loan.

For the year ended December 31, 2023, net cash provided by financing activities was $42.1 million, primarily consisting of net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $50.0 million, offset by the payment of transaction costs associated with the Private Placement and Registered Direct Offering of $5.7 million, proceeds from the issuance of common stock upon ESPP purchase of $1.2 million, the payment of taxes related to net share settlement of equity awards of $2.6 million, and net repayment of $0.8 million related to the 2023 D&O Financing Loan.

For the year ended December 31, 2022, net cash used in financing activities was $103.1 million, primarily consisting of the purchase of Company shares as a result of settlement of the FPAs of $100.9 million, and the net short-term borrowings of $2.1 million related to the 2022 D&O Financing Loan.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 3 of our audited consolidated financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our consolidated statements of operations, as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Our quantitative goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12.0%, guideline peer group and the historical and forward-looking revenue of the peer group in the goodwill impairment test. It was determined that there was no impairment for the three months ended September 30, 2024. We continued to evaluate these key assumptions and performed a qualitative analysis through December 31, 2024 and determined there was no impairment for the three months ended December 31, 2024.

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

Derivatives

Derivatives are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which the 2029 Notes Conversion Option, the 2026 Notes Conversion Option, IPO private warrants, Private Placement (“PIPE”) warrants, warrants issued under the registered direct offering (“RDO warrants”), and the Written Put Option, do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company remeasures these derivatives at fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations.

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

Restricted Stock Units

Pursuant to the Plan, the Company may award Restricted Stock Units (“RSUs”) to eligible employees. RSUs generally vest over four years with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter during years two, three and four. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s RSUs will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company.

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

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2025, the Company reserved an aggregate of 3,316,677 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

Recent Accounting Pronouncements

See Note 3—Summary of Significant Accounting Policies of the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in the value of derivative liabilities that are tied to our common stock or convertible debt, interest rates, foreign currency exchange, and inflation.

Market Risk

Our main exposure to market risk relates to changes in the market value our common stock or other instruments that are tied to our common stock, including warrants and other derivative liabilities related to our 2029 Convertible Notes and our 2026 Convertible Notes.

The estimated fair value of our derivative liabilities related to our warrants, including the 2024 RDO Warrants, the 2024 PIPE Warrants, and the IPO Private Warrants was $54.7 million as of December 31, 2024. The 2024 RDO Warrants and 2024 PIPE Warrants were fully exercised during the first quarter of 2025 and we issued 3.77 million new warrants. See Note 24—Subsequent Events for additional information. We remeasures the fair value of these derivatives at the end of each reporting period with changes in fair value recognized in the consolidated statements of operations.

The estimated fair value of our derivative liabilities related to our 2029 Convertible Notes and our 2026 Convertible Notes was $116.2 million as of December 31, 2024. Additionally, our Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note 18—Derivatives and Note 12—Debt in the notes to our consolidated financial statements in Item 1 on this Annual Report on Form 10-K for further information.

As of the date of this filing, approximately $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes.

Interest Rate Risk

Our cash and cash equivalents consist of cash and money market funds. The primary objective of our investment activities and strategies are focused on the preservation of capital and supporting our liquidity requirements. Due to the short-term nature of the financial instruments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in GBP. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change over time as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.
We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. As of December 31, 2024, the outstanding principal amount of our long-term debt was $200.0 million excluding unamortized discounts and issuance costs of $64.6 million.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 8. Financial Statements and Supplementary Data

BigBear.ai Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BigBear.ai Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement of prior periods
As discussed in Note 2, the December 31, 2023 and 2022 consolidated financial statements have been restated to correct a misstatement.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Arlington, Virginia
March 25, 2025

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023 (as restated)
Assets
Current assets:
Cash and cash equivalents	$50,141	$32,557
Accounts receivable, less allowance for credit losses of $127 as of December 31, 2024 and $230 as of December 31, 2023	38,953	21,949
Contract assets	895	4,822
Prepaid expenses and other current assets	3,768	4,449
Total current assets	93,757	63,777
Non-current assets:
Property and equipment, net	1,566	997
Goodwill	119,081	48,683
Intangible assets, net	119,119	82,040
Right-of-use assets	9,263	4,041
Other non-current assets	990	372
Total assets	$343,776	$199,910

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,455	$11,038
Short-term debt, including current portion of long-term debt	818	1,229
Accrued liabilities	19,496	16,233
Contract liabilities	2,541	879
Current portion of long-term lease liability	1,068	779
Derivative liabilities	170,515	38,353
Other current liabilities	73	602
Total current liabilities	202,966	69,113
Non-current liabilities:
Long-term debt, net	135,404	156,155
Long-term lease liability	9,120	4,313
Deferred tax liabilities	—	328
Total liabilities	347,490	229,909
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit):
Common stock, par value $0.0001; 500,000,000 shares authorized and 251,554,378 shares issued and outstanding at December 31, 2024 and 157,287,522 shares issued and outstanding at December 31, 2023	26	17
Additional paid-in capital	625,130	303,428
Treasury stock, at cost 9,952,803 shares at December 31, 2024 and December 31, 2023	(57,350)	(57,350)
Accumulated deficit	(571,641)	(276,094)
Accumulated other comprehensive income	121	—
Total stockholders’ equity (deficit)	(3,714)	(29,999)
Total liabilities and stockholders’ equity (deficit)	$343,776	$199,910

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Revenues	$158,236	$155,164	$155,011
Cost of revenues	113,016	114,563	112,018
Gross margin	45,220	40,601	42,993
Operating expenses:
Selling, general and administrative	80,040	71,057	84,775
Research and development	10,863	5,035	8,393
Restructuring charges	1,287	822	4,203
Transaction expenses	1,450	2,721	2,605
Goodwill impairment	85,000	—	53,544
Operating loss	(133,420)	(39,034)	(110,527)
Interest expense	25,647	24,877	24,092
Net increase (decrease) in fair value of derivatives	107,658	7,361	(21,387)
Loss on extinguishment of debt	31,272	—	—
Other (income) expense	(2,194)	(393)	19
Loss before taxes	(295,803)	(70,879)	(113,251)
Income tax benefit	(256)	(222)	(1,884)
Net loss	$(295,547)	$(70,657)	$(111,367)

Basic net loss per share	$(1.27)	$(0.47)	$(0.87)
Diluted net loss per share	$(1.27)	$(0.47)	$(0.87)

Weighted-average shares outstanding:
Basic	233,604,500	149,234,917	127,698,478
Diluted	233,604,500	149,234,917	127,698,478

Other comprehensive income
Foreign currency translation	121	—	—
Total other comprehensive income	121	—	—
Total comprehensive loss	$(295,426)	$(70,657)	$(111,367)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Year Ended December 31, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income (Loss)	stock	deficit	(deficit) equity
As of December 31, 2023 (as restated)	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)
Net loss	—	—	—	—	—	(295,547)	(295,547)
Foreign currency translation adjustments, net of tax	—	—	—	121	—	—	121
Equity-based compensation expense	—	—	21,127	—	—	—	21,127
Exercise of options	292,496	—	421	—	—	—	421
Issuance of common shares as consideration for the acquisition of Pangiam	63,982,145	6	210,751	—	—	—	210,757
Issuance of shares for equity-based compensation awards, net	6,138,947	—	(2,669)	—	—	—	(2,669)
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Issuance of shares for exercised convertible notes	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	1,078,030	1	1,367	—	—	—	1,368
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)

	Year Ended December 31, 2023
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income (Loss)	stock	deficit	equity (deficit)
As of December 31, 2022 (as restated)	127,022,363	$14	$272,528	$—	$(57,350)	$(205,437)	$9,755
Net loss	—	—	—	—	—	(70,657)	(70,657)
Equity-based compensation expense	—	—	18,671	—	—	—	18,671
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	—	6,765
Issuance of shares for equity-based compensation awards, net	3,374,625	—	(2,790)	—	—	—	(2,790)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—	—
Issuance of shares purchased under ESPP	1,153,116	—	1,176	—	—	—	1,176
As of December 31, 2023 (as restated)	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share data)

	Year Ended December 31, 2022
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income (Loss)	stock	deficit	equity (deficit)
As of December 31, 2021 (as previously reported)	135,566,227	$14	$253,744	$—	$—	$(131,390)	$122,368
Restatement adjustment	—	—	—	—	—	37,320	37,320
As of December 31, 2021 (as restated)	135,566,227	14	253,744	—	—	(94,070)	159,688
Net loss	—	—	—	—	—	(111,367)	(111,367)
Equity-based compensation expense	—	—	10,865	—	—	—	10,865
Repurchase of shares as a result of Forward Share Purchase Agreements	(9,952,803)	—	—	—	(57,350)	—	(57,350)
Issuance of common stock as consideration for the acquisition of ProModel Corporation	649,976	—	7,501	—	—	—	7,501
Exercise of warrants	51	—	1	—	—	—	1
Issuance of shares purchased under ESPP	508,062	—	417	—	—	—	417
Issuance of shares vested for RSUs	250,850	—	—	—	—	—	—
As of December 31, 2022 (as restated)	127,022,363	$14	$272,528	$—	$(57,350)	$(205,437)	$9,755

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Cash flows from operating activities:
Net loss	$(295,547)	$(70,657)	$(111,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,873	7,901	7,758
Amortization of debt issuance costs and discount	13,428	12,695	11,958
Equity-based compensation expense	21,127	18,671	10,865
Goodwill impairment	85,000	—	53,544
Impairment of right-of-use assets	—	—	901
Non-cash lease expense	720	597	174
Provision for doubtful accounts	228	1,739	55
Deferred income tax benefit	(328)	(235)	(1,924)
Loss on extinguishment of debt	31,272	—	—
Net increase (decrease) in fair value of derivatives	107,658	7,361	(21,387)
Loss on sale of property and equipment	—	10	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11,753)	6,403	(798)
Decrease (increase) in contract assets	3,927	(3,510)	(286)
Decrease (increase) in prepaid expenses and other assets	2,076	5,899	(1,702)
(Decrease) increase in accounts payable	(4,027)	(4,384)	9,942
(Decrease) increase in accrued liabilities	(2,873)	2,637	(5,121)
Increase (decrease) in contract liabilities	514	(1,143)	(3,740)
(Decrease) increase in other liabilities	(1,414)	(2,291)	2,210
Net cash used in operating activities	(38,119)	(18,307)	(48,918)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	13,935	—	(4,465)
Purchases of property and equipment	(484)	(2)	(769)
Capitalized software development costs	(10,630)	(3,828)	—
Net cash provided by (used in) investing activities	2,821	(3,830)	(5,234)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—	—
Proceeds from issuance of Private Placement and Registered Direct Offering shares	—	50,000	—
Payment of Private Placement and Registered Direct Offering transaction costs	—	(5,724)	—
Repurchase of shares as a result of forward share purchase agreements	—	—	(100,896)
Proceeds from short-term borrowings	817	1,229	2,059
Repayment of short-term borrowings	(1,229)	(2,059)	(4,233)
Payment of debt issuance costs to third parties	(349)	—	—
Issuance of common stock upon ESPP purchase	1,367	1,176	—
Proceeds from exercise of options	421	—
Payments of tax withholding from the issuance of common stock	(2,378)	(2,560)	(67)
Net cash provided by (used in) financing activities	52,458	42,062	(103,137)
Effect of foreign currency rate changes on cash and cash equivalents	424	—	—
Net increase (decrease) in cash and cash equivalents	17,584	19,925	(157,289)
Cash and cash equivalents at the beginning of period	32,557	12,632	169,921
Cash and cash equivalents at the end of the period	$50,141	$32,557	$12,632

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)

Cash paid during the period for:
Interest	$12,555	$12,189	$12,409
Income taxes	$(1,506)	$(30)	$9

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for Pangiam acquisition	$210,751	$—	$—
Issuance of common stock as consideration for the acquisition of ProModel	$—	$—	$7,501

Reconciliation of cash and cash equivalents and restricted cash:	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$50,141	$32,557	$12,632
Restricted cash	—	—	—
Cash and cash equivalents and restricted cash at end of the period	$50,141	$32,557	$12,632

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

Note 2—Restatement of Previously Issued Financial Statements

Description of Restatement Adjustments

In connection with the preparation of the Company’s consolidated financial statements as of and for the period ended December 31, 2024, management identified a material error in the previously reported financial statements related to its convertible notes issued in December 2021 and due in December 2026 (“2026 Notes”). The conversion option embedded within the 2026 Notes was incorrectly deemed to be eligible for a scope exception from the bifurcation requirements of ASC 815-15 and therefore requires bifurcation as a derivative (“2026 Notes Conversion Option”). The 2026 Notes include certain adjustments to the conversion rate that violate the “fixed-for-fixed” criteria described in Accounting Standards Codification (“ASC”) 815-40. As a result, the consolidated financial statements have been restated to reflect the issuance of the 2026 Notes Conversion Option at fair value as of December 7, 2021 and the subsequent remeasurement to fair value at each reporting date. Changes in the fair value of the 2026 Notes Conversion Option are recorded in the consolidated statements of operations. Bifurcation of the 2026 Notes Conversion Option from its host results in a discount to the 2026 Notes par value. The amortization of the discount to the par of the 2026 Notes is recorded in the consolidated statements of operations as non-cash interest expense using the effective interest rate method.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of December 31, 2023 and for the years ended December 31, 2023 and December 31, 2022. The accompanying applicable notes to consolidated financial statements have been updated to reflect the effects of the restatement.
The impact of the restatement to the consolidated statements of stockholders’ equity (deficit) includes an increase of $37.3 million in accumulated deficit as of December 31, 2023 and a $47.6 million increase to the accumulated deficit as of January 1, 2023.

The amounts in the “As previously reported” columns are amounts derived from the Company's previously filed consolidated financial statements. The amounts in the “Restatement adjustments” columns present the impact of the following adjustments:

•The amortization of the discount on the 2026 Notes.
•The change in the fair value of the 2026 Notes Conversion Option derivative.
•The impact to income tax provision as a result of the restatement adjustments above.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The amounts in the “As restated” columns are the updated amounts including the impacts from the restatement.

		December 31, 2023
Consolidated Balance Sheets	Notes	As previously reported	Restatement adjustments	As restated
Current assets:
Cash and cash equivalents		$32,557	$—	$32,557
Accounts receivable, less allowance for credit losses		21,949	—	21,949
Contract assets		4,822	—	4,822
Prepaid expenses and other current assets		4,449	—	4,449
Total current assets:		63,777	—	63,777
Non-current assets:
Property and equipment, net		997	—	997
Goodwill		48,683	—	48,683
Intangible assets, net		82,040	—	82,040
Right-of-use assets		4,041	—	4,041
Other non-current assets		372	—	372
Total assets		$199,910	$—	$199,910
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable		$11,038	$—	$11,038
Short-term debt, including current portion of long-term debt		1,229	—	1,229
Accrued liabilities		16,233	—	16,233
Contract liabilities		879	—	879
Current portion of long-term lease liability		779	—	779
Derivative liabilities	i	37,862	491	38,353
Other current liabilities		602	—	602
Total current liabilities		68,622	491	69,113
Non-current liabilities
Long-term debt, net	ii	194,273	(38,118)	156,155
Long-term lease liability		4,313	—	4,313
Deferred tax liabilities	iii	37	291	328
Total liabilities		267,245	(37,336)	229,909
Stockholders deficit:
Common stock		17	—	17
Additional paid-in capital		303,428	—	303,428
Treasury stock		(57,350)	—	(57,350)
Accumulated deficit	iv	(313,430)	37,336	(276,094)
Total stockholders’ equity (deficit)		(67,335)	37,336	(29,999)
Total liabilities and stockholders’ equity (deficit)		$199,910	$—	$199,910

Description of restatement adjustments in the consolidated balance sheets:

i.The increase in derivative liabilities relates to the adjustments to record the change in the fair value of the 2026 Notes Conversion Option.
ii.The $38.1 million decrease in long-term debt, net relates to the adjustments to reflect the debt issuance discount resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021. The initial discount of $59.1 million has been reduced by cumulative amortization of the debt issuance discount of $20.9 million.
iii.The increase in deferred tax liabilities is related to the impact to income tax provision as a result of the adjustments above.
iv.The increase in accumulated deficit is related to a decrease in net loss due to the adjustments mentioned above for the year ended December 31, 2023 and an increase of $47.6 million in the beginning balance of the accumulated deficit as of January 1, 2023.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Year Ended December 31,
		2023			2022
Consolidated Statements of Operations	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenues		$155,164	$—	$155,164	$155,011	$—	$155,011
Cost of revenues		114,563	—	114,563	112,018	—	112,018
Gross margin		40,601	—	40,601	42,993	—	42,993
Operating expenses:
Selling, general and administrative		71,057	—	71,057	84,775	—	84,775
Research and development		5,035	—	5,035	8,393	—	8,393
Restructuring charges		822	—	822	4,203	—	4,203
Transaction expenses		2,721	—	2,721	2,605	—	2,605
Goodwill impairment		—	—	—	53,544	—	53,544
Operating loss		(39,034)	—	(39,034)	(110,527)	—	(110,527)
Interest expense	i	14,200	10,677	24,877	14,436	9,656	24,092
Net increase (decrease) in fair value of derivatives	ii	7,424	(63)	7,361	(1,591)	(19,796)	(21,387)
Other (income) expense		(393)	—	(393)	19	—	19
Loss before taxes		(60,265)	(10,614)	(70,879)	(123,391)	10,140	(113,251)
Income tax expense (benefit)	iii	101	(323)	(222)	(1,717)	(167)	(1,884)
Net loss		$(60,366)	$(10,291)	$(70,657)	$(121,674)	$10,307	$(111,367)

Basic and diluted net loss per share		$(0.40)	$(0.07)	$(0.47)	$(0.95)	$0.08	$(0.87)

Description of restatement adjustments in the consolidated statements of operations:

i.The increases in interest expense for the years ended December 31, 2023 and December 31, 2022, respectively, relate to the amortization of the debt issuance discount on the 2026 Notes resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021.
ii.The decreases in net increase (decrease) in fair value of derivatives for the years ending December 31, 2023 and December 31, 2022, respectively, relate to the fair value remeasurement of the 2026 Notes Conversion Option.
iii.The change in income tax expense (benefit) for the years ended December 31, 2023 and December 31, 2022, respectively, are related to impact to the income tax provision as a result of the adjustments above.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Year Ended December 31,
		2023			2022
Consolidated Statements of Cash Flows	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss		$(60,366)	$(10,291)	$(70,657)	$(121,674)	$10,307	$(111,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		7,901	—	7,901	7,758	—	7,758
Amortization of debt issuance costs and discount	i	2,018	10,677	12,695	2,302	9,656	11,958
Equity-based compensation expense		18,671	—	18,671	10,865	—	10,865
Goodwill impairment		—	—	—	53,544	—	53,544
Impairment of right-of-use assets		—	—	—	901	—	901
Non-cash lease expense		597	—	597	174	—	174
Provision for doubtful accounts		1,739	—	1,739	55	—	55
Deferred income tax (benefit) expense	ii	88	(323)	(235)	(1,757)	(167)	(1,924)
Net increase (decrease) in fair value of derivatives	iii	7,424	(63)	7,361	(1,591)	(19,796)	(21,387)
Loss on sale of property and equipment		10	—	10	—	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable		6,403	—	6,403	(798)	—	(798)
Increase in contract assets		(3,510)	—	(3,510)	(286)	—	(286)
Decrease (increase) in prepaid expenses and other assets		5,899	—	5,899	(1,702)	—	(1,702)
(Decrease) increase in accounts payable		(4,384)	—	(4,384)	9,942	—	9,942
Increase (decrease) in accrued liabilities		2,637	—	2,637	(5,121)	—	(5,121)
Decrease in contract liabilities		(1,143)	—	(1,143)	(3,740)	—	(3,740)
(Decrease) increase in other liabilities		(2,291)	—	(2,291)	2,210	—	2,210
Net cash used in operating activities		(18,307)	—	(18,307)	(48,918)	—	(48,918)
Cash flows from investing activities:
Acquisition of business, net of cash acquired		—	—	—	(4,465)	—	(4,465)
Purchases of property and equipment		(2)	—	(2)	(769)	—	(769)
Capitalized software development costs		(3,828)	—	(3,828)	—	—	—
Net cash used in investing activities		(3,830)	—	(3,830)	(5,234)	—	(5,234)
Cash flows from financing activities:
Proceeds from issuance of Private Placement and Registered Direct Offering shares		50,000	—	50,000	—	—	—
Payment of Private Placement and Registered Direct Offering transaction costs		(5,724)	—	(5,724)	—	—	—
Repurchase of shares as a result of forward share purchase agreements		—	—	—	(100,896)	—	(100,896)
Proceeds from short-term borrowings		1,229	—	1,229	2,059	—	2,059
Repayment of short-term borrowings		(2,059)	—	(2,059)	(4,233)	—	(4,233)
Issuance of common stock upon ESPP purchase		1,176	—	1,176	—	—	—
Payments of tax withholding from the issuance of common stock		(2,560)	—	(2,560)	(67)	—	(67)
Net cash provided by (used in) financing activities		42,062	—	42,062	(103,137)	—	(103,137)
Net increase (decrease) in cash and cash equivalents		19,925	—	19,925	(157,289)	—	(157,289)
Cash and cash equivalents at the beginning of period		12,632	—	12,632	169,921	—	169,921
Cash and cash equivalents at the end of the period		$32,557	$—	$32,557	$12,632	$—	$12,632

Description of restatement adjustments in the consolidated statements of cash flows:

i.The increases in amortization of debt issuance discount for the years ended December 31, 2023 and December 31, 2022, respectively, relate to the amortization of the debt issuance discount on the 2026 Notes resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021.
ii.The change in deferred income tax (benefit) expense for the years ended December 31, 2023 and December 31, 2022, respectively, are related to impact to the income tax provision as a result of the adjustments above.
iii.The decreases in net increase (decrease) in fair value of derivatives for the years ending December 31, 2023 and December 31, 2022, respectively, relate to the fair value remeasurement of the 2026 Notes Conversion Option.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 3—Summary of Significant Accounting Policies

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

The Company organizes its solutions into four markets:

i.Supply Chain & Logistics Solutions: Data Conflation at Scale (providing a full view of operations, enabling real-time tracking of inventory, and facilitating predictive analytics to optimize functions like routes and delivery times), Discrete Event Simulation (Course of Action Analysis & Digital Twins), and Next-Gen Decision Support (e.g. Macroeconomic & Geopolitical Forecasting)
ii.Cybersecurity Solutions: AI-powered / machine-accelerated binary analysis, Cyber-Physical systems vulnerability testing & evaluation, Vulnerability assessment as a Service, and Specialized services for the Department of Defense and Intelligence Community

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

iii.Autonomous Systems Solutions: AI/machine learning (“ML”) decision intelligence solutions (conflate millions of data points to provide situational awareness, predictive forecasts, and anomaly detection), AI Orchestration as a Service, and specialized consulting services
iv.Digital Identity Services: security solutions specializing in customized digital identity, biometrics, AI/ML, and advanced analytics software and solutions for global trade, travel and digital identity industries. Airlines, airports and US government agencies are among the Company’s customers relying on Vision AI, analytics capabilities, and expertise to streamline operations, secure facilities and verify identity.

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

Contract assets represent revenue recognized in excess of amounts invoiced to the customer and the right to payment is not subject to the passage of time. Contract liabilities consist of billings in excess of revenues and customer advances. Billings in excess of revenues represents milestone billing contracts where the billings of the contract exceed recognized revenues.

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

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers, and amounts billable where the right to consideration is unconditional and amounts unbilled. The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's accounts receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations.

Amounts unbilled included within accounts receivable as of December 31, 2024 and December 31, 2023 were $15.4 million and $9.1 million, respectively.

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

Finite-lived Intangible Assets

Finite-lived intangible assets result from the Company’s various business combinations and consist of identifiable finite-lived intangible assets, including customer relationships, technology, software for sale and trade names. These finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible asset are consumed.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Derivatives

Financial instruments subject to the guidance of ASC 815, Derivatives and Hedging (“ASC 815”) that do not meet the criteria for equity treatment are classified as assets or liabilities measured at fair value. The Company remeasures derivative asset or liability to fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. As of December 31, 2024 and December 31, 2023, the Company accrued $0.8 million and $0.8 million for uncertain tax positions, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At times, such amounts may exceed federally insured limits. Cash and cash

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

equivalents including cash on deposit or invested with financial and lending institutions was $50.1 million and $32.6 million, as of December 31, 2024 and December 31, 2023, respectively.

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

As of December 31, 2022, the Company had two operating and reportable segments that were organized by sector: Cyber & Engineering and Analytics. During the first quarter of 2023, the Company reevaluated its operating and reportable segments under Financial Accounting Standards Board (“FASB”) ASC 280 - Segment Reporting, following an organizational and legal entity restructuring, which allowed the Company to align its operations with how the business will be managed. As a result of such changes, the performance of the Company’s operations are evaluated by the CODM using the consolidated financial results of the Company. As a result of this reevaluation, effective for the first quarter of fiscal year 2023, the Company determined that it manages its operations as a single operating and reportable segment.

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

Internal-Use Software

Costs incurred in developing internal-use software are either capitalized or expensed, depending on both the nature of the costs and the phase of development in which they are incurred. Costs incurred for implementation activities during the preliminary and post-implementation phases of a project are expensed as incurred, while costs incurred during the application development phase are generally capitalized. Costs incurred to upgrade or enhance existing software are capitalized if the changes result in additional functionality, but these costs are expensed if the software’s functionality is not improved. No costs were capitalized during the year ended December 31, 2024 and December 31, 2023.

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life the product. Software development costs of $10.2 million and $3.3 million were capitalized during the year ended December 31, 2024 and December 31, 2023, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the year ended December 31, 2024 and December 31, 2023, we have recognized no impairments of capitalized software costs.

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

Research and Development Costs

Research and development costs are primarily made up of labor charges, subcontractor labor costs, prototype material, and development expenses. Research and development costs are expensed in the period incurred.

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in selling, general and administrative expenses within the consolidated statements of operations.

The table below presents advertising costs for the following periods:

	Year Ended December 31,
	2024	2023	2022
Advertising Costs	$157	$337	$339

Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted net (loss) income per share assumes conversion of potentially dilutive shares, such as stock options. The Company’s consolidated statements of operations include a presentation of net loss per share for the year ended December 31, 2024, December 31, 2023, and December 31, 2022.

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

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This ASU amends ASC 280 to permit the disclosure of multiple measures of a segment's profit or loss, and requires an entity with a single reportable segment to apply FASB Topic 280 in its entirety. In addition, this ASU requires the following new segment disclosures:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

•Significant segment expenses by reportable segment if regularly provided to the CODM and included within the reported measure of segment profit or loss;
•Other segment items, which represents the difference between reported segment revenues less the significant segment expenses less reported segment profit or loss; and
•Title and position of the CODM.

Disclosures required under this new ASU and the existing segment profit or loss and asset disclosures currently required annually by FASB Topic 280 are to be disclosed in interim periods. The Company adopted ASU 2023-07 as of January 1, 2024, and the interim period disclosure requirements are effective beginning January 1, 2025. The adoption of ASU 2023-07 did not have an impact on the Company's consolidated financial statements.

Note 4—Restructuring Charges

During the three months ended March 31, 2024, the Company refined its organizational structure resulting in employee separation costs of $1.3 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2024. There were no unpaid employee separation costs related to this organizational restructuring as of December 31, 2024.

During the three months ended March 31, 2023, the Company refined its organizational structure resulting in employee separation costs of $0.8 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2023. There were no unpaid employee separation costs related to this organizational restructuring as of December 31, 2023.

Upon performing a strategic review of the Company’s capacity and future projections, the Company initiated restructuring actions in the third and fourth quarters of 2022, both of which were completed as of December 31, 2022. The purpose of the restructuring was to better align the organization and cost structure and improve the affordability of products and services. A liability reflecting unpaid employee separation costs of $1.5 million is presented on the consolidated balance sheets within other current liabilities as of December 31, 2022.

The table below presents the activity in accrued restructuring charges for the year ended December 31, 2024:

As of December 31, 2022	$1,535
Additions	822
Settlements	(2,357)
As of December 31, 2023	$—
Additions	1,289
Settlements	(1,289)
As of December 31, 2024	$—

Note 5—Business Combinations

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

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at December 31, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	(369)	5,479
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(1,066)	$66,121
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Deferred revenue	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	169	55,359
Goodwill	$156,086	$(688)	$155,398

The Holdback Amount is calculated for any potential differences between the estimated and final amount of cash balance, working capital and Seller transaction costs and is presented as other current liabilities on BigBear.ai’s consolidated balance sheets. The Holdback Amount will be settled in Company shares and the number of shares will be calculated based on the volume weighted-average price for the BigBear.ai Holdings, Inc. shares over the 20 trading days ending on the Merger’s closing date.

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

The results of operations of Pangiam for the period from February 29, 2024, as reported at December 31, 2024 to December 31, 2024 have been included in the results of operations for the year ended December 31, 2024. The post-acquisition net revenues and net loss included in the results of operations for the year ended December 31, 2024 were $38.7 million and $82.6 million, respectively.

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the year ended December 31, 2024 and the year ended December 31, 2023 as though the acquisition of Pangiam had been completed as of January 1, 2023.

	Pro forma for the year ended
	December 31, 2024	December 31, 2023
Net revenue	$164,413	$195,813
Net loss	(242,468)	(84,789)

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

The Company incurred $1.5 million of transaction expenses attributable to the acquisition of Pangiam during the year ended December 31, 2024, which have been recorded in the pro forma results for the twelve months ended December 31, 2023. The Company incurred $85.0 million of goodwill impairment as outlined in Note 8—Goodwill during the year ended December 31, 2024, which has been recorded in the pro forma results for the year ended December 31, 2024.

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

The purchase agreement with the sellers of ProModel Corporation also stipulates that certain funds would be held in escrow (“Indemnity Escrow Deposit”, “Distribution Withholding Deposit”, and “Adjustment Escrow Deposit”), for the benefit of the seller. Pursuant to and subject to the terms and conditions of the Escrow Agreement, the Adjustment Escrow Amount of $200 thousand the Distribution Withholding Escrow Amount of $100 thousand, and the Indemnity Escrow Amount of $100 thousand shall be held in escrow until released in accordance with the purchase agreement and the Escrow Agreement.

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

Pro Forma Financial Data (Unaudited)

The results of operations of ProModel Corporation for the period from April 7, 2022 to December 31, 2022 have been included in the results of operations for the year ended December 31, 2022. The post-acquisition net revenues and net losses included in the results of operations for the year ended December 31, 2022 were $4,626 and $5,120, respectively.

The Company incurred $1,585 of transaction expenses attributable to the acquisition of ProModel Corporation during the year ended December 31, 2022.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 6—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities and other current liabilities are reflected on the consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

Certain warrants that were issued at BigBear.ai’s initial public offering (“IPO Private Warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE Warrants”), and warrants issued in BigBear.ai’s 2023 and 2024 registered direct offering warrants (“RDO Warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”). The conversion options of the 2026 Convertible Notes (“2026 Notes Conversion Option”) and 2029 Convertible Notes (“2029 Notes Conversion Option”) are valued using a binomial lattice convertible bond model and discounted cash flow method, considering the traded price of the 2026 Convertible Notes and 2029 Convertible Notes, respectively, and other unobservable input assumptions. The 2026 Notes Conversion Option, 2029 Notes Conversion Option, RDO Warrants,PIPE warrants, and IPO private warrants are considered to be Level 3 fair value measurements. See Note 18—Derivatives for information on the Level 3 inputs used to value the IPO Private Warrants, PIPE Warrants, RDO Warrants, 2026 Notes Conversion Option, and the 2029 Notes Conversion Option.

The table below presents the financial assets and liabilities measured at fair value :

		December 31, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2023 PIPE warrants	Derivative liabilities	$—	$—	$—	$—
2023 RDO warrants	Derivative liabilities	—	—	—	—
IPO private warrants	Derivative liabilities	—	—	290	290
2026 Notes Conversion Option	Derivative liabilities	—	—	322	322
2024 PIPE warrants	Derivative liabilities	—	—	32,760	32,760
2024 RDO warrants	Derivative liabilities	—	—	21,634	21,634
2029 Notes Conversion Option	Derivative liabilities	—	—	115,831	115,831
Total recurring fair value measurements:		—	—	170,837	170,837
Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	—	—	119,081	119,081

		December 31, 2023 (as restated)
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
2023 PIPE warrants	Derivative liabilities	$—	$—	$22,778	$22,778
2023 RDO warrants	Derivative liabilities	—	—	15,018	15,018
2026 Notes Conversion Option	Derivative liabilities	—	—	491	491
IPO private warrants	Derivative liabilities	—	—	66	66
2024 PIPE warrants	Derivative liabilities	—	—	—	—
2024 RDO warrants	Derivative liabilities	—	—	—	—
2029 Notes Conversion Option	Derivative liabilities	—	—	—	—
Total recurring fair value measurements:		—	—	38,353	38,353
Nonrecurring fair value measurement:
Goodwill	Goodwill	—	—	48,683	48,683
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter. Differences between the implied fair value of $119.8 million and the balance as of December 31, 2024 relate to subsequent measurement period adjustments.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The changes in the fair value of the Level 3 liabilities are as follows:

	2023 PIPE warrants	2023 RDO warrants	IPO private warrants	2026 Notes Conversion Option	2024 PIPE warrants	2024 RDO warrants	2029 Notes Conversion Option
December 31, 2022 (as restated)	$—	$—	$9	$554	$—	$—	$—
Additions	14,893	15,536	—	—	—	—	—
Changes in fair value	7,885	(518)	57	(63)	—	—	—
Settlements	—	—	—	—	—	—	—
December 31, 2023 (as restated)	$22,778	$15,018	$66	$491	$—	$—	$—
Additions	—	—	—	—	27,990	15,196	61,402
Changes in fair value	37,361	15,551	227	(169)	4,770	6,438	54,429
Settlements	(60,139)	(30,569)	(3)	—	—	—	—
December 31, 2024	$—	$—	$290	$322	$32,760	$21,634	$115,831

Note 7—Property and Equipment, net

The property and equipment and accumulated depreciation balances are as follows:

	December 31, 2024	December 31, 2023
Computer equipment	$1,564	$1,006
Furniture and fixtures	937	712
Leasehold improvements	714	397
Office equipment	180	166
Software	60	60
Total cost	3,455	2,341
Less: accumulated depreciation	(1,889)	(1,344)
Property and equipment, net	$1,566	$997

The table below presents depreciation expense related to property and equipment for the following periods:

	Year Ended December 31,
	2024	2023	2022
Depreciation expense on property and equipment	$540	$428	$497

Substantially all property and equipment is located within the United States of America.

Note 8—Goodwill

First Quarter of Fiscal 2024

During the first quarter of fiscal 2024, we performed a quantitative impairment analysis as a result of a decrease in the Company’s share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam as described in Note 5. As a result of this testing, we recorded an $85.0 million non-cash goodwill impairment charge during the three months ended March 31, 2024. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 30.7%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

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

Because the fair value of the reporting unit approximated its carrying value, a negative change in the key assumptions used in the interim impairment analysis or an increase in the carrying value may result in a future impairment of goodwill. Any significant adverse changes in future periods to our internal forecasts or external market conditions could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material. For example, keeping all other assumptions the same, an additional increase in the discount rate or an increase in the carrying value could result in an impairment of goodwill. We continued to evaluate these key assumptions and performed a qualitative analysis through December 31, 2024 and determined there was no impairment for the three months ended December 31, 2024.

The table below presents the changes in the carrying amount of goodwill:

Total
As of December 31, 2023	$48,683
Goodwill arising from the Pangiam acquisition	155,398
Goodwill impairment	(85,000)
December 31, 2024	$119,081

Accumulated impairment losses to goodwill were $138.5 million as of December 31, 2024.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 9—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(16,064)	$—	$80,206	20
Technology	41,035	(16,665)	—	24,370	7
Software for sale	14,459	(927)	(289)	13,243	3
Trade name	1,560	(260)	—	1,300	5
Total	$153,324	$(33,916)	$(289)	$119,119

	December 31, 2023
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$74,600	$(11,432)	$—	$63,168	20
Technology	26,200	(11,156)	—	15,044	7
Software for sale	3,828	—	—	3,828	3
Trade name	—	—	—	—	5
Total	$104,628	$(22,588)	$—	$82,040

Amortization expense of $0.9 million and zero was recognized for the capitalized software development costs during the year ended December 31, 2024 and December 31, 2023, respectively.

The table below presents the amortization expense related to intangible assets for the following periods:

	Year Ended December 31,
	2024	2023	2022
Amortization expense related to intangible assets	$11,327	$7,473	$7,261

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of December 31, 2024:

2025	$14,808
2026	15,713
2027	14,225
2028	8,650
2029	7,118
Thereafter	58,605
Total estimated amortization expense	$119,119

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 10—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	December 31, 2024	December 31, 2023
Prepaid insurance	$1,021	$1,419
Prepaid expenses	2,498	1,246
Prepaid taxes	249	1,784
Total prepaid expenses and other current assets	$3,768	$4,449

Note 11—Accrued Liabilities
The table below presents details on accrued liabilities:

	December 31 2024	December 31 2023
Payroll accruals(1)	$13,533	$10,118
Accrued interest	231	560
Legal accruals	450	1,253
Other accrued expenses	5,283	4,302
Impact of foreign currency translation	(1)	—
Total accrued liabilities	$19,496	$16,233
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 12—Debt

The table below presents the Company’s debt balances:

	December 31 2024	December 31, 2023 (as restated)
2026 Convertible Notes	$17,668	$200,000
2029 Convertible Notes	182,332	—
Bank of America Senior Revolver (1)	—	—
D&O Financing Loan	818	1,229
Total debt	200,818	201,229
Less: unamortized debt issuance discount and costs	64,596	43,845
Total debt, net	136,222	157,384
Less: current portion	818	1,229
Long-term debt, net	$135,404	$156,155
(1) These credit facilities were terminated on December 19, 2024.

2026 Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial conversion price of $11.50 (the “Conversion Price”). The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the indenture governing the 2026 Convertible Notes (the “2026 Convertible Notes Indenture”), the conversion rate applicable to the 2026 Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of 2026 Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the 2026 Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The 2026 Convertible Notes mature on December 15, 2026.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The Company may, at its election and subject to certain conditions, force conversion of the 2026 Convertible Notes after December 15, 2022 and prior to October 7, 2026 if the trading price of the Company’s common stock exceeds 130% of the conversion price for 20 out of the preceding 30 trading days and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3.0 million for the first two years after the initial issuance of the 2026 Convertible Notes and $2.0 million thereafter. In connection with such forced conversion, the conversion rate for the 2026 Convertible Notes will be increased but no Interest Make-Whole Payment (as defined below) will be made in connection with such forced conversion. In the event that a holder of the 2026 Convertible Notes elects to convert the 2026 Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025 (such interest payments, an “Interest Make-Whole Payments”). The Interest Make-Whole Payments will be payable in cash or shares of the common stock, depending on the average of the daily volume-weighted average price per share of the Company’s common stock for a specified period immediately prior to such conversion, as set forth in the 2026 Convertible Notes Indenture.

Following certain corporate events that occur prior to the maturity date or if the Company exercises its mandatory conversion right, the conversion rate will be increased in certain circumstances for a holder who elects, or has been forced, to convert its 2026 Convertible Notes in connection with such corporate events or such mandatory conversion..

If a Fundamental Change (as defined in the 2026 Convertible Notes Indenture) occurs prior to the maturity date, holders of the 2026 Convertible Notes will have the right to require the Company to repurchase all or any portion of their 2026 Convertible Notes in principal amounts of one thousand dollars or an integral multiple thereof, at a repurchase price equal to the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the 2026 Convertible Notes Indenture, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per one thousand dollars of principal amount of 2026 Convertible Notes). Subsequent to the adjustment, the 2026 Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 18—Derivatives for more information on the 2026 Notes Conversion Option.

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on the 2026 Convertible Notes at the time of the Exchange Transaction. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock. To the extent that the certain liquidity conditions of the Company and its subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). Interest is payable semi-annually. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2029 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged. The Company recognized a loss on extinguishment of $31.3 million on the consolidated statements of operations related to the unamortized debt issuance

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

costs of the exchanged 2026 Convertible Notes. The Company was in compliance with all covenants through the extinguishment of the exchanged 2026 Convertible Notes.

The 2029 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2029 Convertible Notes Indenture”), dated as of December 27, 2024. The 2029 Convertible Notes will be fully and unconditionally guaranteed, on a senior, secured basis, by the Company and certain of its existing and future direct and indirect subsidiaries, subject to certain exceptions (the “Guarantors”), and will initially be secured on a first-priority basis by substantially all assets of the Company and such Guarantors, subject to certain exceptions.

Upon completion of the Exchange Transaction, the aggregate principal amount of the 2026 Convertible Notes outstanding was $17.7 million. The Company did not receive any cash proceeds from the issuance of the 2029 Convertible Notes pursuant to the Exchange Transactions.

Holders who convert their 2029 Convertible Notes will also be entitled to an interest make-whole payment of up to 7.5% of the aggregate principal amount of notes converted, subject to reduction as further described in the 2029 Convertible Notes Indenture. Interest make-whole payments are payable in cash or shares of common stock, depending on the average of the daily volume-weighted average price per share of the Company’s common stock for a specified period immediately prior to such conversion. Payment of the interest make-whole in shares will be at a price equal to 95% of such average of the daily volume-weighted average price.

The 2029 Convertible Notes will not be redeemable at the Company’s election before December 27, 2025. The 2029 Convertible Notes will be redeemable, in whole but not in part (subject to certain limitations), for cash at the Company’s option at any time, and from time to time, on or after December 27, 2025 and prior to the close of business on November 16, 2029, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for a specified period of time and certain other conditions are satisfied. The redemption price will be equal to the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

If a Fundamental Change (as defined in the 2029 Convertible Notes Indenture) occurs, holders of the 2029 Convertible Notes will have the right to require the Company to repurchase their 2029 Convertible Notes for cash in principal amounts of the 2029 Convertible Notes to be repurchased of one thousand dollars, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date, plus any remaining amounts that would be owed to, but excluding, the maturity date.

The 2026 Convertible Notes Indenture and the 2029 Convertible Notes Indenture require the Company to meet certain financial and other covenants. As of December 31, 2024, the Company was in compliance with all covenants related to the Convertible Notes.

The 2029 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 18—Derivatives for more information on the 2029 Notes Conversion Option.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of December 31, 2024. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding principal balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(333)	$17,335	$13,600
2029 Convertible Notes	182,332	(3,978)	178,354	141,700
Total	$200,000	$(4,311)	$195,689	$155,300

Bank of America Senior Revolver

The Company entered into a senior credit agreement with Bank of America, N.A. (the “Bank of America Credit Agreement”) on December 7, 2021 (the “Closing Date”), subsequently amended on November 8, 2022, providing the Company with a $25.0 million senior secured revolving credit facility (the “Senior Revolver”). Proceeds from the Senior Revolver will be used to fund working capital needs, capital expenditures and other general corporate purposes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The Senior Revolver was secured by a pledge of 100% of the equity of certain of the Company’s wholly owned subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets. The Senior Revolver included borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swing loans.” Any issuance of letters of credit or making of a swing loan reduced the amount available under the revolving credit facility. The Company could increase the commitments under the Senior Revolver in an aggregate amount of up to the greater of $25.0 million or 100% of consolidated adjusted EBITDA plus any additional amounts so long as certain conditions, including compliance with the applicable financial covenants for such period, in each case on a pro forma basis, were satisfied.

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

The Base Rate Margin and BSBY Margin became subject to adjustment based on the Company’s Secured Net Leverage Ratio after March 31, 2022. The Company was also required to pay unused commitment fees and letter of credit fees under the Bank of America Credit Agreement. The Second Amendment (defined below) increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%.

The Bank of America Credit Agreement required the Company to meet certain financial and other covenants. The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of June 30, 2022, and as a result was unable to draw on the facility. The Company notified Bank of America N.A. of the covenant violation, and on August 9, 2022, entered into the First Amendment (the “First Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company demonstrate compliance with the minimum Fixed Charge Coverage ratio provided for in the Bank of America Credit Agreement for the quarter ended June 30, 2022.

The Company was not in compliance with the Fixed Charge Coverage ratio requirement as of September 30, 2022, and as a result was unable to draw on the facility. On November 8, 2022, the Company entered into a Second Amendment to the Bank of America Credit Agreement (the “Second Amendment”), which modified key terms of the Senior Revolver. As a result of the Second Amendment, funds available under the Senior Revolver were reduced to $25.0 million from $50.0 million, limited to a borrowing base of 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. Additionally, the Second Amendment increased the Base Rate Margin, BSBY Margin and unused commitment fees by 0.25%. Following entry into the Second Amendment, the Senior Revolver no longer was subject to a minimum Fixed Charge Coverage ratio covenant, but was still subject to the Secured Net Leverage ratio covenant. In order for the facility to become available for borrowings (the “initial availability quarter”), the Company must report Adjusted EBITDA of at least one dollar. Commencing on the first fiscal quarter after the initial availability quarter, the Company was required to have aggregated reported Adjusted EBITDA of at least one dollar over the two preceding quarters to maintain its ability to borrow under the Senior Revolver (though the inability to satisfy such condition does not result in a default under the Senior Revolver). Failure to meet this Adjusted EBITDA requirement is not a default but limits the Company’s ability to make borrowings under the Senior Revolver until such time that the Company is able meet the Adjusted EBITDA threshold as defined in the Second Amendment.

The Bank of America Credit Agreement required the Company to meet certain financial and other covenants.

The Bank of America Credit Agreement required the Company to deliver monthly borrowing base certificates. The Company did not deliver such monthly borrowing base certificates for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023. Bank of America N.A. notified the Company of the reporting violation, and on April 21, 2023, Bank of America N.A. and the Company entered into the Third Amendment (the “Third Amendment”) to the Bank of America Credit Agreement, which, among other things, waived the requirement that the Company deliver the monthly borrowing base certificate for the months ending December 31, 2022, January 31, 2023, February 28, 2023, and March 31, 2023, and removed the reporting requirement to deliver a monthly borrowing base certificate going forward until the Company meets the Adjusted EBITDA requirements set forth above and was permitted to draw on the Senior Revolver.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

In connection with the Exchange Transaction on December 19, 2024, the Senior Revolver was terminated, effective concurrently with the closing of the Exchange Transaction. There were no outstanding borrowings under the Secured Revolving Credit Facility prior to its termination. The Company was in compliance with all covenants through the termination of the Senior Revolver.

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan has an interest rate of 5.99% per annum and a maturity date of September 8, 2025.

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

Note 13—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 4.6% per annum and remaining lease terms of up to ten years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	8.06	4.79
Weighted average discount rate	13.52%	10.66%

The table below summarizes total lease costs for the following periods:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$2,139	$1,149	$1,459
Variable lease expense	47	221	42
Short-term lease expense	18	117	398
Rent expense	$2,204	$1,487	$1,899

	Year Ended December 31,
	2024	2023	2022
Sublease income recognized (1)	$72	$133	$48
(1) As of December 31, 2024 and December 31, 2023, the Company has subleased two and one of its real estate leases.

The following table presents supplemental cash flow and non-cash information related to leases:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$2,199	$1,430	$1,160
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$5,942	$—	$2,027

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2024, the future annual minimum lease payments for operating leases are as follows:

2025	$2,357
2026	2,275
2027	1,695
2028	1,668
2029	1,713
Thereafter	7,352
Total future minimum lease payments	$17,060
Less: amounts related to imputed interest	6,872
Present value of future minimum lease payments	10,188
Less: current portion of long-term lease liability	1,068
Long-term lease liability	$9,120

Note 14—Income Taxes

The table below presents the components of income tax expense (benefit) for the following periods

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Federal:
Current	$—	$—	$—
Deferred	—	(323)	(1,539)
Total Federal	—	(323)	(1,539)

State:
Current	16	13	40
Deferred	(37)	88	(385)
Total State	(21)	101	(345)

Total Foreign	(235)	—	—
Income tax expense (benefit)	$(256)	$(222)	$(1,884)

The following is the reconciliation of the amounts computed using the federal statutory income tax rate and the amounts computed using the effective income tax rate:

	Year Ended December 31,
	2024	2023 (as restated)	2022 (as restated)
Tax benefit at federal statutory rates	$(62,118)	$(14,881)	$(23,724)
State income tax, net of federal tax benefit	(11,422)	(5,070)	(6,426)
Class B Incentive Unit equity-based compensation	(4)	727	1,001
Valuation allowance	46,739	17,248	25,205
Net increase (decrease) in fair value of derivatives	11,281	1,559	(334)
Goodwill impairment	15,544	—	1,900
Other permanent differences	(276)	195	494
Income tax expense (benefit)	$(256)	$(222)	(1,884)

Effective tax rate	0.1%	0.3%	1.7%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the components of net deferred tax assets and deferred liabilities:

	December 31, 2024	December 31, 2023 (as restated)
Deferred tax assets:
Net operating loss carryforwards	$62,811	$32,017
Interest carryforwards	12,755	8,356
Amortizable transaction costs	2,121	2,285
Accrued expenses	1,643	1,330
Equity-based compensation	3,175	2,313
Derivative liability	30,824	130
Depreciation and amortization	7,083	6,594
Lease liabilities	2,741	1,436
Section 174 costs	8,327	3,268
Other assets	109	493
Total deferred tax assets	131,589	58,222
Valuation allowance	(112,003)	(46,569)
Net deferred tax assets	19,586	11,653

Deferred tax liabilities:
Discount on debt	16,340	10,081
Prepaid expenses	752	765
Right-of-use assets	2,494	1,135
Total deferred tax liabilities	19,586	11,981
Net deferred tax (liabilities) assets	$—	$(328)

As of December 31, 2024, the Company has $219.0 million of U.S. federal net operating losses, all of which can be carried forward indefinitely.

As of December 31, 2024, the Company has $231.4 million of U.S. state net operating losses which will begin to expire in 2031.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that it would not be able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance. The Company had valuation allowances against net deferred tax assets of $112.0 million and $46.6 million as of December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2024, the increase in the valuation allowance was primarily attributable to a net increase in our deferred tax assets resulting from net operating losses and section 174 capitalization.

Unrecognized Tax Benefits

As of December 31, 2024 and December 31, 2023, the Company had gross unrecognized tax benefits of $0.8 million and $0.8 million, respectively. The unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate because of the valuation allowance. There are no interest and penalties associated with the unrecognized tax benefits. For the year ended December 31, 2024 and prior periods, we were subject to income taxes only in the United States, and all tax years since the Company’s inception are open for examination.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the Company’s gross unrecognized tax benefits:

Unrecognized tax benefits as of December 31, 2022	$785
Increases related to positions taken on prior year items	—
Unrecognized tax benefits as of December 31, 2023	$785
Increases related to positions taken on prior year items	—
Unrecognized tax benefits as of December 31, 2024	$785

Note 15—Employee Benefit Plans

401(k) Plans

The Company maintains qualified 401(k) plans for its U.S. employees: the BigBear.ai 401(k) Plan and Pangiam Holdings, LLC Retirement Plan.

The table below presents the total contributions to the Company’s 401(k) plan for the following periods:

	Year Ended December 31,
	2024	2023	2022
Total contributions	$5,010	$4,684	$5,880

Note 16—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of December 31, 2024, the Company has accrued $0.5 million related to various ongoing legal disputes. The $0.5 million balance as of December 31, 2024, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

Note 17—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	December 31, 2024	December 31, 2023
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	251,554,378	157,287,522

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	December 31, 2024	December 31, 2023
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 18—Derivatives

2029 Notes Conversion Option

On December 19, 2024, the Company entered into privately negotiated Exchange Agreements with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for 2029 Convertible Notes. The 2029 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

The table below presents the value of the 2029 Notes Conversion Option under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	December 19, 2024
Value of 2029 Notes Conversion Option ($ thousands)	$115,831	$61,402
Conversion price	$3.55	$3.55
Common stock price	$4.45	$2.82
Expected term (years)	5.0	5.0
Expected volatility	37.60%	37.60%
Risk-free rate of return	4.30%	4.40%
Expected annual dividend yield	—%	—%

As of December 31, 2024, the 2029 Notes Conversion Option had a fair value of $115.8 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $54.4 million was recognized during the twelve months ended December 31, 2024, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2024, the remaining principal of the 2029 Convertible Notes outstanding was $182.3 million.

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

The table below presents the value of the RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31, 2023
Value of each RDO warrant	$1.69
Exercise price	$2.32
Common stock price	$2.14
Expected term (years)	5.0
Expected volatility	110.00%
Risk-free rate of return	3.80%
Expected annual dividend yield	—%

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants,

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

a loss of $10.1 million was recognized for the year ended December 31, 2024 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

A loss of $1.9 million, which includes transaction costs associated with the issuance of the 2023 RDO warrants, was recognized for the year ended December 31, 2023, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	February 28, 2024
Value of each 2024 RDO warrant	$3.73	$2.62
Exercise price	$3.78	$3.78
Common stock price	$4.45	$3.14
Expected term (years)	4.7	5.5
Expected volatility	120.00%	117.60%
Risk-free rate of return	4.31%	4.20%
Expected annual dividend yield	—%	—%

As of December 31, 2024, the 2024 RDO warrants had a fair value of $21.6 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $6.4 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the twelve months ended December 31, 2024, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2024, there were 5,800,000 2024 RDO warrants issued and outstanding.

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

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

January 19, 2023
Value of each PIPE warrant	$1.22
Exercise price	$2.39
Common stock price	$1.87
Expected term (years)	5.5
Expected volatility	82.10%
Risk-free rate of return	3.40%
Expected annual dividend yield	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the year ended December 31, 2024 and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

A loss of $11.8 million was recognized as a result of the change in fair value for the year ended December 31, 2023, respectively, and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the value of the 2024 PIPE warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	March 4, 2024
Value of each 2024 PIPE warrant	$3.64	$3.11
Exercise price	$4.75	$4.75
Common stock price	$4.45	$3.75
Expected term (years)	4.7	5.5
Expected volatility	120.00%	117.00%
Risk-free rate of return	4.32%	4.10%
Expected annual dividend yield	—%	—%

As of December 31, 2024, the 2024 PIPE warrant has a fair value of $32.8 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $4.8 million was recognized as a result of the change in fair value during the twelve months ended December 31, 2024, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2024, there were 9,000,000 2024 PIPE warrants issued and outstanding.

2026 Notes Conversion Option (restated)

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

The table below presents the value of the 2026 Notes Conversion Option under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	December 31, 2023
Value of 2026 Notes Conversion Option ($ thousands)	$322	$491
Conversion price	$10.61	$10.61
Common stock price	$4.45	$2.14
Expected term (years)	1.9	2.9
Expected volatility	93.30%	40.00%
Risk-free rate of return	4.25%	4.01%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

As of December 31, 2024, the 2026 Notes Conversion Option had a fair value of $0.3 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $0.2 million was recognized during the twelve months ended December 31, 2024, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of December 31, 2024, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	December 31, 2024	December 31, 2023
IPO public warrants issued	12,168,378	12,150,878
IPO public warrants outstanding	12,168,378	12,150,878

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	December 31, 2023
Fair value of each IPO private warrant	$1.84	$0.38
Exercise price	$11.50	$11.50
Common stock price	$4.45	$2.14
Expected term (in years)	1.9	2.9
Expected volatility	93.30%	82.30%
Risk-free rate of return	4.25%	4.00%
Expected annual dividend yield	—%	—%

As of December 31, 2024 and December 31, 2023, the IPO private warrants have a fair value of $0.3 million and $0.1 million and are presented on the consolidated balance sheets within derivative liabilities and other non-current liabilities, respectively. The following was recognized as a result of the change in fair value for the three and the year ended December 31, 2024 and December 31, 2023 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Loss (gain) on change in fair value of IPO private warrants	$266	$57	$(267)

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	December 31, 2024	December 31, 2023
IPO private warrants issued	157,394	174,894
IPO private warrants outstanding	157,394	174,894

Written Put Option

Immediately prior to the stockholder vote for the merger between the Company’s Parent, BBAI Ultimate Holdings, LLC (“Parent”), and GigCapital4, Inc. (“GigCapital4”), which was consummated on December 7, 2021 (the “Merger”), GigCapital4 executed a series of Forward Share Purchase Agreements (“FPAs”) with certain investors (the “Investors”). The FPAs provide that each of the Investors would not redeem their shares and instead would hold the shares for a period of up to three months following the consummation of the Merger, at which time they would have the right to sell the shares to the Company for $10.15 per share (the “Written Put Option”). The Investors had the right to sell shares on the open market before the end of the three-month period provided that the share price was at least $10.00 per share. If the Investors sold any shares in the open market within the first month of the three-month period and at a price greater than $10.05 per share, the Company would pay the Investors $0.05 per share sold.

During the first quarter of 2022, the Company settled the derivative liability associated with the Written Put Option by repurchasing all 9,952,803 shares of its common stock that were subject to the FPAs at the Investors’ request. Certain of the Investors requested for their shares to be repurchased prior to the end of the three-month period at a reduced price per share. As a result, 5,000,000 shares were repurchased at $10.125 per share during the first quarter of 2022. Of the $101.0 million previously presented as restricted cash on the Company’s consolidated balance sheets on December 31, 2021, $100.9 million was released from the escrow account to settle the obligation to Investors and the remaining $0.1 million was reclassified to cash and cash equivalents.

During the three months ended March 31, 2022, the derivative liability was remeasured to its intrinsic value at each date that the underlying shares were repurchased. The resulting gain of $1.3 million was presented in net increase (decrease) in fair value of derivatives on the consolidated statement of operations during the first quarter of 2022. The intrinsic value of the Written Put Option upon settlement was $43.5 million and was recognized directly in equity during the first quarter of 2022.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 19—Equity-Based Compensation

Class A Units granted to Board of Directors

Prior to the Gig Business Combination, certain members of the Board of Directors of the Company had elected to receive compensation for their services as a board member in stock, Class A units of the Parent. The number of units granted by the Parent were determined by dividing the compensation payable for the quarter by the fair value of the Class A units at the end of each respective quarter. No Class A units were granted to the Board of Directors during the year ended December 31, 2024 and December 31, 2023, respectively.

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

On December 7, 2021, the previously announced Gig Business Combination was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment. During the year ended December 31, 2022, the Company’s Parent modified the vesting conditions for four former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $1.5 million during the year ended December 31, 2022.

The table below presents the activity in Tranche II of the Incentive Units:

Unvested as of December 31, 2022	1,295,000
Forfeited	(140,000)
Unvested as of December 31, 2023	1,155,000
Unvested as of December 31, 2024	1,155,000
As of December 31, 2024, there was no unrecognized compensation cost related to Tranche II Incentive Units.

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

There were no stock options granted during the year ended December 31, 2024.

The table below presents the fair value of the Stock Options granted during the year-ended December 31, 2023 using the Black-Scholes OPM and the following assumptions:

December 31, 2023
Number of Stock Options granted	3,153,641
Price of common stock on the grant date	$1.90 to $2.74
Expected option term (in years)	5.80 to 6.20
Expected volatility(1)	96.8% to 127.9%
Risk-free rate of return	3.3% to 4.1%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$1.51 to $2.29
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

The table below presents the activity of outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	2,982,893	$2.89	9.64	$—
Granted	3,153,641	2.01
Vested	—	—
Exercised	(12,102)	1.32
Forfeited	(875,410)	3.45
Expired	(121,349)	7.98
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209
Granted	—	—
Vested	—	—
Exercised	(292,496)	1.44
Forfeited	(826,308)	2.35
Expired	(78,267)	3.08
Outstanding as of December 31, 2024	3,930,602	$2.12	8.01	$10,138

Vested and exercisable as of December 31, 2024	2,006,781	$2.27	7.91	$5,121

The stock options had $10.1 million intrinsic value as of December 31, 2024. The Company recognizes equity-based compensation expense for the stock options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of December 31, 2024, there was approximately $2.0 million of unrecognized compensation costs related to the stock options, which is expected to be recognized over the remaining weighted average period of 1.34 years.

Restricted Stock Units

During the year ended December 31, 2024, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 10,026,914 RSUs to employees and 614,866 RSUs to nonemployee directors during the year ended December 31, 2024. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	7,595,185	$2.35
Granted	9,336,171	2.03
Vested	(4,146,826)	1.84
Forfeited	(2,732,417)	2.91
Unvested as of December 31, 2023	10,052,113	$2.11
Granted	10,641,780	2.10
Vested	(4,671,720)	2.18
Forfeited	(2,151,771)	2.29
Unvested as of December 31, 2024	13,870,402	$1.94

As of December 31, 2024, there was approximately $23.3 million of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 1.46 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the year ended December 31, 2024, the Company granted 1,943,363 Discretionary PSUs. The Company also granted 1,759,783 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of Discretionary PSUs and STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	287,500	$4.86
Granted	3,370,623	1.82
Vested	(568,824)	2.21
Forfeited	(503,468)	3.73
Unvested as of December 31, 2023	2,585,831	$1.70
Granted	3,703,146	5.00
Vested	(2,559,844)	1.45
Forfeited	(795,517)	6.61
Unvested as of December 31, 2024	2,933,616	$2.88

As of December 31, 2024, there was approximately $3.3 million of unrecognized compensation costs related to the Discretionary PSUs and STI PSUs, which is expected to be recognized over the remaining average period of 0.64 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of December 31, 2024, the Company reserved an aggregate of 3,316,677 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the year ended December 31, 2024, 1,078,030 shares were sold under the ESPP. As of December 31, 2024, the Company has withheld employee contributions of $0.2 million for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

Year Ended December 31,
	2024	2023
Price of common stock on the grant date	$1.50 to $2.20	$1.80 to $2.09
Expected term (in years)	0.50	0.50
Expected volatility(1)	122.9% to 101.0%	94.9% to 162.2%
Risk-free rate of return	5.3% to 4.3%	5.3% to 5.4%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$0.74 to $2.15	$0.75 to $1.23

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of December 31, 2024, there was approximately $0.2 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.16 years.

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

The table below presents the total equity-based compensation expense recognized for Class A Units, Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Year Ended December 31,
	2024	2023	2022
Equity-based compensation expense in selling, general and administrative	$12,088	$11,349	$7,359
Equity-based compensation expense in cost of revenues	6,274	5,446	$3,172
Equity-based compensation expense in research and development	2,765	1,876	334
Total equity-based compensation expense	$21,127	$18,671	$10,865
Note 20—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Year Ended December 31,
Basic and diluted net loss per share	2024	2023 (as restated)	2022 (as restated)
Numerator:
Net loss	$(295,547)	$(70,657)	$(111,367)
Denominator:
Weighted average shares outstanding—basic and diluted	233,604,500	149,234,917	127,698,478
Basic and diluted net loss per share	$(1.27)	$(0.47)	$(0.87)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Stock options	4,086,187	5,005,889	2,982,268
Private warrants	140,726	174,894	210,642
Public warrants	12,185,046	12,150,878	12,115,130
2023 PIPE warrants	—	13,888,889	—
2024 PIPE warrants	9,000,000	—	—
2023 RDO warrants	—	8,886,255	—
2024 RDO warrants	5,800,000	—	—
2026 Convertible notes	99,867	18,844,600	18,844,600
2029 Convertible notes	51,317,177	—	—
PSUs	793,781	678,552	287,500
RSUs	4,723,239	9,359,923	7,595,185
ESPP	1,288,536	1,128,675	3,482,791
Total	89,434,559	70,118,555	45,518,116

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 21—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Year Ended December 31,
	2024	2023	2022
Time and materials	$88,740	$85,734	$102,255
Firm fixed price	46,259	50,100	35,939
Cost-reimbursable	23,237	19,330	16,817
Total revenues	$158,236	$155,164	$155,011

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$230	$98	$43
Additions	125	1,739	244
Write-offs	(228)	(1,607)	(189)
Recoveries	—	—	—
Ending balance	$127	$230	$98

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Year Ended December 31, 2024
	Total	Percent of total revenues
Customer A	$21,284	13%
Customer B	25,681	16%
Customer C	18,731	12%
Customer D(1)	—	—%
Customer E	16,840	11%
All others	75,700	48%
Total revenues	$158,236	100%

	Year Ended December 31, 2023
	Total	Percent of total revenues
Customer A	$33,266	21%
Customer B	24,560	16%
Customer C	18,143	12%
Customer D(1)	14,197	9%
Customer E(1)	—	—%
All others	64,998	42%
Total revenues	$155,164	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

	Year Ended December 31, 2022
	Total	Percent of total revenues
Customer A	$29,413	19%
Customer B(1)	9,751	6%
Customer C	17,426	11%
Customer D	29,087	19%
Customer E(1)	—	—%
All others	69,334	45%
Total revenues	$155,011	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2024	December 31, 2023
Contract assets	$895	$4,822
Contract liabilities	$2,541	$879

The change in contract assets between December 31, 2023 and December 31, 2024 was primarily driven by invoices being issued for services previously rendered. The change in contract liability balances between December 31, 2023 and December 31, 2024 was primarily driven by upfront payments for services yet to be rendered to customers. Revenue recognized in the year ended December 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $0.9 million.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Year Ended December 31,
	2024	2023	2022
Net EAC Adjustments, before income taxes	$626	$593	$1,598
Net EAC Adjustments, net of income taxes	$495	$468	$1,262
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$0.01

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $119.0 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 22—Segments

The Company has determined that it operates in a single operating and reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Consolidated net loss is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segment. The Company’s significant segment expenses, which reflects segment-level information that is regularly provided to the CODM, consist of adjusted cost of revenues, adjusted selling and marketing, adjusted general and administrative, and adjusted research and development. Other material segment expenses and other segment items are presented to reconcile significant segment expenses to consolidated net income.

The tables below present the Company’s operating segment results of operations for the following periods:

	Year Ended December 31,
	2024		2023		2022
Revenues	$158,236		$155,164		$155,011
Less significant segment expenses:
Adjusted cost of revenues	105,818	(a)	109,117	(f)	108,846	(f)
Adjusted selling and marketing	4,728	(b)	5,299	(b)	6,664	(b)
Adjusted general and administrative	41,891	(c)	40,793	(g)	53,690	(i)
Adjusted research and development	8,096	(d)	3,159	(d)	3,658	(j)
Goodwill impairment	85,000		—		53,544
Equity-based compensation expense	21,127		18,671		10,865
Net increase (decrease) in fair value of derivatives	107,658		7,361		(21,387)
Interest income	(2,293)		(392)		—
Interest expense	25,647		24,877		24,092
Depreciation and amortization	11,873		7,901		7,758
Loss on extinguishment of debt	31,272		—		—
Other segment items	12,966	(e)	9,035	(h)	18,648	(k)
Consolidated net loss	$(295,547)		$(70,657)		$(111,367)

(a) Adjusted cost of revenues consists of cost of revenues adjusted to remove amortization expense and equity-based compensation expense.

(b) Adjusted selling and marketing consists of selling and marking costs adjusted to remove equity-based compensation expense.

(c) Adjusted general and administrative consists of general and administrative costs adjusted to remove depreciation and amortization costs, equity-based compensation expense, employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring integration costs, and non-recurring litigation expenses.

(d) Adjusted research and development expenses consists of research and development costs adjusted to remove equity-based compensation expense.

(e) Other segment items included in consolidated net income includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring integration costs, non-recurring litigation costs, restructuring charges, transaction expenses, income tax expense, and other income and expense.

(f) Adjusted cost of revenues consists of cost of revenues adjusted to remove equity-based compensation expense.

(g) Adjusted general and administrative consists of general and administrative costs adjusted to remove depreciation and amortization costs, equity-based compensation expense, employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, and non-recurring litigation expenses.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

(h) Other segment items included in consolidated net income includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring litigation costs, restructuring charges, transaction expenses, income tax expense, and other income and expense.

(i) Adjusted general and administrative consists of general and administrative costs adjusted to remove depreciation and amortization costs, equity-based compensation expense, non-recurring integration costs, capital market advisory fees, and commercial start-up costs.

(j) Adjusted research and development expenses consists of research and development costs adjusted to remove equity-based compensation expense and commercial start-up costs.

(k) Other segment items included in consolidated net income includes non-recurring integration costs, capital market advisory fees, commercial start-up costs, restructuring charges, transaction expenses, income tax expense, and other income and expense.

Note 23—Related Party Transactions

The table below presents the total amount of compensation expense, including equity-based compensation related to the RSUs, the Company paid or accrued for Board members which is included in selling, general and administrative expenses within the consolidated statements of operations for the following periods:

	Year Ended December 31,
	2024	2023	2022
Total compensation expense paid or accrued for Board members	$1,659	$1,542	$2,272

RSU expense for Board members included in total compensation expense	$1,464	$1,201	$1,218

Note 24—Subsequent Events

Warrants

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full an outstanding Common Stock Purchase Warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock. In consideration for the immediate and full exercise of the existing warrant for cash, the investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “New Warrant”) in a private placement.

The New Warrant will become exercisable commencing any time on or after August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. The gross proceeds to the Company from the exercise were $21.9 million, prior to deducting estimated offering expenses.

During the quarter ended March 31, 2025, an existing accredited investor exercised a Common Stock Purchase Warrant and purchased 9,000,000 shares of the Company’s common stock for gross proceeds of $42.8 million.

2029 Convertible Notes

As of the date of this filing, approximately $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

Note 25—Restatement of Quarterly Financial Information (Unaudited)

As described in Note 2—Restatement of Previously Issued Financial Statements, for the period ended December 31, 2024, management identified a material error in the previously reported financial statements related to its convertible notes issued in December 2021 and due in December 2026 (“2026 Notes”). The conversion option embedded within the 2026 Notes was incorrectly deemed to be eligible for a scope exception from the bifurcation requirements of ASC 815-15 and therefore requires bifurcation as a derivative (“2026 Notes Conversion Option”). The 2026 Notes include certain adjustments to the conversion rate that violate the “fixed-for-fixed” criteria described in Accounting Standards Codification (“ASC”) 815-40. As a result, the consolidated financial statements have been restated to reflect the issuance of the 2026 Notes Conversion Option at fair value as of December 7, 2021 and the subsequent remeasurement to fair value at each reporting date. The following tables present the effect of the restatement on the Company's previously reported:
•unaudited condensed consolidated balance sheets as of March 31, 2023, June 30, 2023, and September 30, 2023;
•unaudited condensed consolidated balance sheets as of March 31, 2024, June 30, 2024, and September 30, 2024;
•unaudited condensed consolidated statements of operations for the three months ended March 31, 2023, the three months and six months ended June 30, 2023, and the three months and nine months ended September 30, 2023;
•unaudited condensed consolidated statements of operations for the three months ended March 31, 2024, the three months and six months ended June 30, 2024, and the three months and nine months ended September 30, 2024;
•unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2023, the six months ended June 30, 2023, and the nine months ended September 30, 2023; and
•unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024, the six months ended June 30, 2024, and the nine months ended September 30, 2024.

The values as previously reported were derived from the previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024, and September 30, 2024. These restatements do not result in a reclassification between cash flows from operating activities, cash flows from investing activities, or cash flows from financing activities in the unaudited condensed consolidated statements of cash flows for the periods presented. The restatements only impact net loss and accumulated other comprehensive loss in the unaudited condensed consolidated statements of changes in stockholders’ equity in the periods presented.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		March 31, 2023			June 30, 2023			September 30, 2023
Unaudited Condensed Consolidated Balance Sheets	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents		$21,827	$—	$21,827	$29,923	$—	$29,923	$32,184	$—	$32,184
Accounts receivable, net		32,678	—	32,678	36,269	—	36,269	29,030	—	29,030
Contract assets		2,427	—	2,427	346	—	346	452	—	452
Prepaid expenses and other current assets		8,775	—	8,775	5,042	—	5,042	4,104	—	4,104
Total current assets		65,707	—	65,707	71,580	—	71,580	65,770	—	65,770
Non-current assets:
Property and equipment, net		1,308	—	1,308	1,199	—	1,199	1,095	—	1,095
Goodwill		48,683	—	48,683	48,683	—	48,683	48,683	—	48,683
Intangible assets, net		83,816	—	83,816	81,948	—	81,948	82,823	—	82,823
Right-of-use assets		4,491	—	4,491	4,341	—	4,341	4,188	—	4,188
Deferred tax assets		51	—	51	—	—	—	—	—	—
Other non-current assets		509	—	509	469	—	469	452	—	452
Total Assets		$204,565	$—	$204,565	$208,220	$—	$208,220	$203,011	$—	$203,011
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable		$10,508	$—	$10,508	$7,298	$—	$7,298	$9,076	$—	$9,076
Short-term debt, including current portion of long-term debt		1,296	—	1,296	522	—	522	—	—	—
Accrued liabilities		18,271	—	18,271	15,630	—	15,630	15,460	—	15,460
Contract liabilities		2,347	—	2,347	2,000	—	2,000	2,320	—	2,320
Current portion of long-term lease liabilities		810	—	810	850	—	850	803	—	803
Derivative liabilities	i	25,469	3,000	28,469	44,126	2,309	46,435	28,467	699	29,166
Other current liabilities		2,136	—	2,136	1,355	—	1,355	871	—	871
Total current liabilities		60,837	3,000	63,837	71,781	2,309	74,090	56,997	699	57,696
Non-current liabilities:
Long-term debt	ii	192,807	(46,267)	146,540	193,296	(43,641)	149,655	193,784	(40,914)	152,870
Long-term leases		4,906	—	4,906	4,714	—	4,714	4,517	—	4,517
Deferred tax liabilities	iii	54	613	667	2	613	615	2	613	615
Total liabilities		258,604	(42,654)	215,950	269,793	(40,719)	229,074	255,300	(39,602)	215,698
Stockholders' equity (deficit):
Common stock		16	—	16	17	—	17	17	—	17
Additional paid in capital		282,573	—	282,573	291,933	—	291,933	297,218	—	297,218
Treasury stock		(57,350)	—	(57,350)	(57,350)	—	(57,350)	(57,350)	—	(57,350)
Accumulated deficit	iv	(279,278)	42,654	(236,624)	(296,173)	40,719	(255,454)	(292,174)	39,602	(252,572)
Total stockholders' equity (deficit)		(54,039)	42,654	(11,385)	(61,573)	40,719	(20,854)	(52,289)	39,602	(12,687)
Total liabilities and stockholders' equity (deficit)		$204,565	$—	$204,565	$208,220	$—	$208,220	$203,011	$—	$203,011

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		March 31, 2024			June 30, 2024			September 30, 2024
Unaudited Condensed Consolidated Balance Sheets	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Assets
Current assets:
Cash and cash equivalents		$81,412	$—	$81,412	$72,266	$—	$72,266	$65,584	$—	$65,584
Accounts receivable, net		36,584	—	36,584	33,944	—	33,944	32,464	—	32,464
Contract assets		2,379	—	2,379	1,041	—	1,041	1,914	—	1,914
Prepaid expenses and other current assets		4,661	—	4,661	4,519	—	4,519	4,222	—	4,222
Total current assets		125,036	—	125,036	111,770	—	111,770	104,184	—	104,184
Non-current assets:
Property and equipment, net		1,570	—	1,570	1,586	—	1,586	1,519	—	1,519
Goodwill		119,769	—	119,769	118,621	—	118,621	118,621	—	118,621
Intangible assets, net		120,444	—	120,444	118,197	—	118,197	119,257	—	119,257
Right-of-use assets		9,701	—	9,701	9,620	—	9,620	9,430	—	9,430
Other non-current assets		1,107	—	1,107	1,089	—	1,089	1,072	—	1,072
Total Assets		$377,627	$—	$377,627	$360,883	$—	$360,883	$354,083	$—	$354,083
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable		$6,215	$—	$6,215	$7,128	$—	$7,128	$4,249	$—	$4,249
Short-term debt, including current portion of long-term debt		826	—	826	417	—	417	—	—	—
Accrued liabilities		21,516	—	21,516	20,375	—	20,375	26,356	—	26,356
Contract liabilities		3,853	—	3,853	3,496	—	3,496	2,082	—	2,082
Current portion of long-term lease liabilities		848	—	848	1,077	—	1,077	1,075	—	1,075
Derivative liabilities	i	24,956	306	25,262	17,074	107	17,181	15,796	55	15,851
Other current liabilities		4,856	—	4,856	3,748	—	3,748	1,027	—	1,027
Total current liabilities		63,070	306	63,376	53,315	107	53,422	50,585	55	50,640
Non-current liabilities:
Long-term debt	ii	194,761	(35,288)	159,473	195,250	(32,387)	162,863	195,738	(29,376)	166,362
Long-term leases		11,300	—	11,300	9,562	—	9,562	9,327	—	9,327
Deferred tax liabilities	iii	14	291	305	—	291	291	—	291	291
Total liabilities		269,145	(34,691)	234,454	258,127	(31,989)	226,138	255,650	(29,030)	226,620
Stockholders' equity (deficit):
Common stock		25	—	25	25	—	25	25	—	25
Additional paid in capital		604,384	—	604,384	610,395	—	610,395	618,256	—	618,256
Treasury stock		(57,350)	—	(57,350)	(57,350)	—	(57,350)	(57,350)	—	(57,350)
Accumulated deficit	iv	(438,577)	34,691	(403,886)	(450,314)	31,989	(418,325)	(462,490)	29,030	(433,460)
Accumulated other comprehensive income		—	—	—	—	—	—	(8)	—	(8)
Total stockholders' equity (deficit)		108,482	34,691	143,173	102,756	31,989	134,745	98,433	29,030	127,463
Total liabilities and stockholders' equity (deficit)		$377,627	$—	$377,627	$360,883	$—	$360,883	$354,083	$—	$354,083

Description of restatement adjustments in the unaudited condensed consolidated balance sheets:

i.The increase in derivative liabilities relates to the adjustments to record changes in fair value of the 2026 Notes Conversion Option.
ii.The decreases in long-term debt, net relates to the adjustments to reflect the debt issuance discount resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021. The initial discount of $59.1 million has been reduced by cumulative amortization of the debt issuance discount.
iii.The increase in deferred tax liabilities is related to the impact to income tax provision as a result of adjustments to restate prior annual periods.
iv.The increase in accumulated deficit is related to a decrease in net loss due to the adjustments mentioned above and an increase of $47.6 million in the beginning balance of the accumulated deficit as of January 1, 2023.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Three months ended March 31, 2023			Three months ended June 30, 2023			Three months ended September 30, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenues		$42,154	$—	$42,154	$38,459	$—	$38,459	$33,988	$—	$33,988
Cost of revenues		31,941	—	31,941	29,496	—	29,496	25,579	—	25,579
Gross margin		10,213	—	10,213	8,963	—	8,963	8,409	—	8,409
Operating expenses:
Selling, general and administrative		20,362	—	20,362	16,930	—	16,930	15,533	—	15,533
Research and development		1,128	—	1,128	2,225	—	2,225	(349)	—	(349)
Restructuring charges		755	—	755	25	—	25	—	—	—
Transaction expenses		—	—	—	—	—	—	1,437	—	1,437
Goodwill impairment		—	—	—	—	—	—	—	—	—
Operating loss		(12,032)	—	(12,032)	(10,217)	—	(10,217)	(8,212)	—	(8,212)
Interest expense	i	3,556	2,528	6,084	3,560	2,626	6,186	3,540	2,727	6,267
Net increase (decrease) in fair value of derivatives	ii	10,567	2,445	13,012	3,121	(691)	2,430	(15,659)	(1,610)	(17,269)
Loss on extinguishment of debt		—	—	—	—	—	—	—	—	—
Other (income) expense		—	—	—	—	—	—	(87)	—	(87)
Loss before taxes		(26,155)	(4,973)	(31,128)	(16,898)	(1,935)	(18,833)	3,994	(1,117)	2,877
Income tax expense (benefit)		59	—	59	(3)	—	(3)	(5)	—	(5)
Net loss		$(26,214)	$(4,973)	$(31,187)	$(16,895)	$(1,935)	$(18,830)	$3,999	$(1,117)	$2,882

Basic and diluted net loss per share		$(0.19)	$(0.04)	$(0.23)	$(0.12)	$(0.01)	$(0.13)	$0.03	$(0.01)	$0.02

Other comprehensive income
Foreign currency translation		—	—	—	—	—	—	—	—	—
Total other comprehensive income		—	—	—	—	—	—	—	—	—
Total comprehensive loss		$(26,214)	$(4,973)	$(31,187)	$(16,895)	$(1,935)	$(18,830)	$3,999	$(1,117)	$2,882

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Six months ended June 30, 2023			Nine months ended September 30, 2023			Three months ended December 31, 2023
Unaudited Condensed Consolidated Statements of Operations	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenues		$80,613	$—	$80,613	$114,601	$—	$114,601	$40,563	$—	$40,563
Cost of revenues		61,437	—	61,437	87,016	—	87,016	27,547	—	27,547
Gross margin		19,176	—	19,176	27,585	—	27,585	13,016	—	13,016
Operating expenses:
Selling, general and administrative		37,292	—	37,292	52,825	—	52,825	18,232	—	18,232
Research and development		3,353	—	3,353	3,004	—	3,004	2,031	—	2,031
Restructuring charges		780	—	780	780	—	780	42	—	42
Transaction expenses		—	—	—	1,437	—	1,437	1,284	—	1,284
Goodwill impairment		—	—	—	—	—	—	—	—	—
Operating loss		(22,249)	—	(22,249)	(30,461)	—	(30,461)	(8,573)	—	(8,573)
Interest expense	i	7,116	5,154	12,270	10,656	7,881	18,537	3,544	2,796	6,340
Net increase (decrease) in fair value of derivatives	ii	13,688	1,754	15,442	(1,971)	144	(1,827)	9,395	(207)	9,188
Loss on extinguishment of debt		—	—	—	—	—	—	—	—	—
Other (income) expense		—	—	—	(87)	—	(87)	(306)	—	(306)
Loss before taxes		(43,053)	(6,908)	(49,961)	(39,059)	(8,025)	(47,084)	(21,206)	(2,589)	(23,795)
Income tax expense (benefit)		56	—	56	51	—	51	50	(323)	(273)
Net loss		$(43,109)	$(6,908)	$(50,017)	$(39,110)	$(8,025)	$(47,135)	$(21,256)	$(2,266)	$(23,522)

Basic and diluted net loss per share		$(0.30)	$(0.05)	$(0.35)	$(0.27)	$(0.05)	$(0.32)	$(0.14)	$(0.01)	$(0.15)

Other comprehensive income
Foreign currency translation		—	—	—	—	—	—	—	—	—
Total other comprehensive income		—	—	—	—	—	—	—	—	—
Total comprehensive loss		$(43,109)	$(6,908)	$(50,017)	$(39,110)	$(8,025)	$(47,135)	$(21,256)	$(2,266)	$(23,522)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Three months ended March 31, 2024			Three months ended June 30, 2024
Unaudited Condensed Consolidated Statements of Operations	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenues		$33,121	$—	$33,121	$39,783	$—	$39,783
Cost of revenues		26,135	—	26,135	28,720	—	28,720
Gross margin		6,986	—	6,986	11,063	—	11,063
Operating expenses:
Selling, general and administrative		16,948	—	16,948	23,364	—	23,364
Research and development		1,144	—	1,144	3,565	—	3,565
Restructuring charges		860	—	860	457	—	457
Transaction expenses		1,103	—	1,103	347	—	347
Goodwill impairment		85,000	—	85,000	—	—	—
Operating loss		(98,069)	—	(98,069)	(16,670)	—	(16,670)
Interest expense	i	3,555	2,830	6,385	3,551	2,901	6,452
Net increase (decrease) in fair value of derivatives	ii	23,992	(185)	23,807	(7,882)	(199)	(8,081)
Loss on extinguishment of debt		—	—	—	—	—	—
Other (income) expense		(455)	—	(455)	(617)	—	(617)
Loss before taxes		(125,161)	(2,645)	(127,806)	(11,722)	(2,702)	(14,424)
Income tax expense (benefit)		(14)	—	(14)	15	—	15
Net loss		$(125,147)	$(2,645)	$(127,792)	$(11,737)	$(2,702)	$(14,439)

Basic and diluted net loss per share		$(0.67)	$(0.01)	$(0.68)	$(0.05)	$(0.01)	$(0.06)

Other comprehensive income
Foreign currency translation		—	—	—	—	—	—
Total other comprehensive income		—	—	—	—	—	—
Total comprehensive loss		$(125,147)	$(2,645)	$(127,792)	$(11,737)	$(2,702)	$(14,439)

		Six months ended June 30, 2024			Nine months ended September 30, 2024
Unaudited Condensed Consolidated Statements of Operations	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Revenues		$72,904	$—	$72,904	$114,409	$—	$114,409
Cost of revenues		54,855	—	54,855	85,594	—	85,594
Gross margin		18,049	—	18,049	28,815	—	28,815
Operating expenses:
Selling, general and administrative		40,312	—	40,312	57,797	—	57,797
Research and development		4,709	—	4,709	8,529	—	8,529
Restructuring charges		1,317	—	1,317	1,317	—	1,317
Transaction expenses		1,450	—	1,450	1,450	—	1,450
Goodwill impairment		85,000	—	85,000	85,000	—	85,000
Operating loss		(114,739)	—	(114,739)	(125,278)	—	(125,278)
Interest expense	i	7,106	5,731	12,837	10,647	8,742	19,389
Net increase (decrease) in fair value of derivatives	ii	16,110	(384)	15,726	14,832	(436)	14,396
Loss on extinguishment of debt	iii	—	—	—	—	—	—
Other (income) expense		(1,072)	—	(1,072)	(1,719)	—	(1,719)
Loss before taxes		(136,883)	(5,347)	(142,230)	(149,038)	(8,306)	(157,344)
Income tax expense (benefit)		1	—	1	22	—	22
Net loss		$(136,884)	$(5,347)	$(142,231)	$(149,060)	$(8,306)	$(157,366)

Basic and diluted net loss per share		$(0.63)	$(0.03)	$(0.66)	$(0.65)	$(0.04)	$(0.69)

Other comprehensive income
Foreign currency translation		—	—	—	(8)	—	(8)
Total other comprehensive income		—	—	—	(8)	—	(8)
Total comprehensive loss		$(136,884)	$(5,347)	$(142,231)	$(149,068)	$(8,306)	$(157,374)

Description of restatement adjustments in the unaudited condensed consolidated statements of operations:
i.The increases in interest expense relate to the amortization of the debt issuance discount on the 2026 Notes resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

ii.The decreases in net increase (decrease) in fair value of derivatives relate to the fair value remeasurement of the 2026 Notes Conversion Option.
iii.The increase in loss on extinguishment of debt during the three months ended December 31, 2024 relates to the remaining unamortized debt issuance costs of the exchanged 2026 Notes.

		Three months ended March 31, 2023			Six months ended June 30, 2023			Nine months ended September 30, 2023
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss		$(26,214)	$(4,973)	$(31,187)	$(43,109)	$(6,908)	$(50,017)	$(39,110)	$(8,025)	$(47,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		1,986	—	1,986	3,965	—	3,965	5,936	—	5,936
Amortization of debt issuance costs and discount	i	500	2,528	3,028	1,006	5,154	6,160	1,512	7,881	9,393
Equity-based compensation expense		3,805	—	3,805	7,799	—	7,799	12,592	—	12,592
Non-cash lease expense		(35)	—	(35)	297	—	297	450	—	450
Provision for doubtful accounts		882	—	882	1,557	—	1,557	1,607	—	1,607
Deferred income tax expense		54	—	54	53	—	53	53	—	53
Net increase (decrease) in fair value of derivatives	ii	10,567	2,445	13,012	13,688	1,754	15,442	(1,971)	144	(1,827)
Loss on sale of property and equipment		8	—	8	8	—	8	10	—	10
Changes in assets and liabilities:
Increase in accounts receivable		(3,469)	—	(3,469)	(7,735)	—	(7,735)	(546)	—	(546)
(Increase) decrease in contract assets		(1,115)	—	(1,115)	966	—	966	860	—	860
Decrease in prepaid expenses and other assets		1,488	—	1,488	5,244	—	5,244	6,181	—	6,181
Decrease in accounts payable		(4,914)	—	(4,914)	(8,124)	—	(8,124)	(6,346)	—	(6,346)
Increase in accrued liabilities		4,066	—	4,066	660	—	660	2,035	—	2,035
Increase (decrease) in contract liabilities		325	—	325	(22)	—	(22)	298	—	298
Increase (decrease) in other liabilities		49	—	49	(1,066)	—	(1,066)	(1,794)	—	(1,794)
Net cash used in operating activities		(12,017)	—	(12,017)	(24,813)	—	(24,813)	(18,233)	—	(18,233)
Cash flows from investing activities:
Purchases of property and equipment		—	—	—	(2)	—	(2)	(2)	—	(2)
Capitalized software development costs		—	—	—	—	—	—	(2,744)	—	(2,744)
Net cash used in investing activities		—	—	—	(2)	—	(2)	(2,746)	—	(2,746)
Cash flows from financing activities:
Proceeds from issuance of Private Placement and Registered Direct Offering shares		25,000	—	25,000	50,000	—	50,000	50,000	—	50,000
Payment of Private Placement and Registered Direct Offering transaction costs		(3,025)	—	(3,025)	(5,225)	—	(5,225)	(5,724)	—	(5,724)
Repayment of short-term borrowings		(763)	—	(763)	(1,537)	—	(1,537)	(2,059)	—	(2,059)
Issuance of common stock upon ESPP purchase		—	—	—	—	—	—	531	—	531
Payments of tax withholding from the issuance of common stock		—	—	—	(1,132)	—	(1,132)	(2,217)	—	(2,217)
Net cash provided by financing activities		21,212	—	21,212	42,106	—	42,106	40,531	—	40,531
Net increase in cash and cash equivalents		9,195	—	9,195	17,291	—	17,291	19,552	—	19,552
Cash and cash equivalents at the beginning of period		12,632	—	12,632	12,632	—	12,632	12,632	—	12,632
Cash and cash equivalents at the end of the period		$21,827	$—	$21,827	$29,923	$—	$29,923	$32,184	$—	$32,184

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars unless stated otherwise)

		Three months ended March 31, 2024			Six months ended June 30, 2024			Nine months ended September 30, 2024
Unaudited Condensed Consolidated Statements of Cash Flows	Notes	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated	As previously reported	Restatement adjustments	As restated
Cash flows from operating activities:
Net loss		$(125,147)	$(2,645)	$(127,792)	$(136,884)	$(5,347)	$(142,231)	$(149,060)	$(8,306)	$(157,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense		2,439	—	2,439	5,346	—	5,346	8,740	—	8,740
Amortization of debt issuance costs and discount	i	506	2,830	3,336	1,012	5,731	6,743	1,517	8,742	10,259
Equity-based compensation expense		5,157	—	5,157	10,906	—	10,906	16,074	—	16,074
Goodwill impairment		85,000	—	85,000	85,000	—	85,000	85,000	—	85,000
Non-cash lease expense		94	—	94	363	—	363	553	—	553
Provision for doubtful accounts		171	—	171	176	—	176	220	—	220
Deferred income tax benefit		(23)	—	(23)	(37)	—	(37)	(37)	—	(37)
Net increase (decrease) in fair value of derivatives	ii	23,992	(185)	23,807	16,110	(384)	15,726	14,832	(436)	14,396
Changes in assets and liabilities:
Increase in accounts receivable		(8,957)	—	(8,957)	(6,232)	—	(6,232)	(5,396)	—	(5,396)
Decrease in contract assets		2,443	—	2,443	3,781	—	3,781	3,078	—	3,078
Decrease in prepaid expenses and other assets		950	—	950	1,243	—	1,243	1,540	—	1,540
Decrease in accounts payable		(5,960)	—	(5,960)	(5,047)	—	(5,047)	(8,224)	—	(8,224)
Increase in accrued liabilities		2,599	—	2,599	1,652	—	1,652	7,610	—	7,610
Increase in contract liabilities		1,826	—	1,826	1,469	—	1,469	486	—	486
Increase (decrease) in other liabilities		551	—	551	(275)	—	(275)	(246)	—	(246)
Net cash used in operating activities		(14,359)	—	(14,359)	(21,417)	—	(21,417)	(23,313)	—	(23,313)
Cash flows from investing activities:
Acquisition of business, net of cash acquired		13,935	—	13,935	13,935	—	13,935	13,935	—	13,935
Purchases of property and equipment		(38)	—	(38)	(167)	—	(167)	(304)	—	(304)
Capitalized software development costs		(1,643)	—	(1,643)	(3,225)	—	(3,225)	(7,396)	—	(7,396)
Net cash provided by investing activities		12,254	—	12,254	10,543	—	10,543	6,235	—	6,235
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants		53,809	—	53,809	53,809	—	53,809	53,809	—	53,809
Repayment of short-term borrowings		(403)	—	(403)	(812)	—	(812)	(1,229)	—	(1,229)
Issuance of common stock upon ESPP purchase		—	—	—	607	—	607	607	—	607
Proceeds from exercise of options		86	—	86	119	—	119	119	—	119
Payments of tax withholding from the issuance of common stock		(2,532)	—	(2,532)	(3,140)	—	(3,140)	(3,143)	—	(3,143)
Net cash provided by financing activities		50,960	—	50,960	50,583	—	50,583	50,163	—	50,163
Effect of foreign currency rate changes on cash and cash equivalents		—	—	—	—	—	—	(58)	—	(58)
Net increase in cash and cash equivalents		48,855	—	48,855	39,709	—	39,709	33,027	—	33,027
Cash and cash equivalents at the beginning of period		32,557	—	32,557	32,557	—	32,557	32,557	—	32,557
Cash and cash equivalents at the end of the period		$81,412	$—	$81,412	$72,266	$—	$72,266	$65,584	$—	$65,584

Description of restatement adjustments in the unaudited condensed consolidated statements of cash flows:

i.The increases in amortization of debt issuance costs relate to the amortization of the debt issuance discount on the 2026 Notes resulting from the bifurcation of the 2026 Notes Conversion Option derivative as of December 7, 2021.
ii.The increases (decreases) in net increase (decrease) in fair value of derivatives relate to the fair value remeasurement of the 2026 Notes Conversion Option.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, and have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of December 31, 2024 due to a material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the Company’s evaluation of internal control over financial reporting for the year ended December 31, 2024, the following material weakness was identified:

•We have not consistently executed our technical accounting review policies, inclusive of the application of certain interpretations subject to significant judgement or differences in interpretation, at a precision level sufficient to achieve complete, accurate and timely financial accounting, reporting and disclosures of certain non-routine, unusual, or complex transactions.

The material weakness described above did not result in a material misstatement to the consolidated financial statements as of December 31, 2024 and the year then ended presented in this Annual Report on Form 10-K; however, the material weakness did result in a material misstatement to the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022, and as of and for the interim quarterly periods during the years ended December 31, 2024 and 2023 presented in this Annual Report on Form 10-K and labeled as restated.

Remediation Plans

We are in the process of implementing the following measures designed to improve our internal control over financial reporting and to remediate the deficiencies that led to the material weakness, including designing and implementing new controls activities, and enhancing existing control activities.

•We will continue to evaluate and analyze in consultation with outside third-party accounting experts on non-routine, unusual, or complex transactions that are subject to technical accounting standards and significant judgement or differences in interpretation, in reaching technical accounting conclusions.
•We will subject our technical accounting conclusions to various quality control reviews prior to finalization for non-routine, unusual, or complex transactions that are subject to significant judgment or differences in interpretation.

We have begun to remediate the material weakness and will continue to remediate the matter as efficiently and effectively as possible and expect a full remediation of this material weakness to be completed by the second quarter of 2025. We will not be able to conclude that we have remediated the material weakness until the applicable controls are fully implemented and operate for a sufficient period of time and management has concluded, through formal testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

In accordance with Section 103 of the Jumpstart Our Business Startups (“JOBS”) Act, for as long as it qualifies as an emerging growth company, the Company is not required to comply with the requirements to provide an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)As disclosed above, this Annual Report on Form 10-K reflects the correction of an error to previously issued financial statements that required a recovery analysis of incentive-based compensation received by the Company’s executive officers. The Company has determined that no recovery of incentive-based compensation is required as the correction resulted in no changes to the performance metrics used to determine incentive-based compensation for executive officers during any of the applicable completed fiscal years.

(b)None.

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
		Schedule 14A	11/5/2021	001-40031	Annex A
2.2†	Amendment No. 2 to Merger Agreement, dated as of November 29, 2021 (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by GigCapital4, Inc. on November 30, 2021 and on Exhibit 2.2 to BigBear.ai Holdings, Inc.’s Form 8-K filed on December 13, 2021, respectively).	8-K	11/30/2021	001-40031	10.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
4.1	Warrant Agreement, dated as of February 8, 2021, between Continental Stock Transfer & Trust Company and the GigCapital4, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by GigCapital4, Inc. on February 12, 2021).	8-K	2/12/2021	001-40031	4.1
4.2	Indenture, dated December 7, 2021, between Wilmington Trust, National Association and GigCapital4, Inc., relating to the 6.00% Convertible Notes due 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.2
4.3	Form of 2026 Convertible Note (included in Exhibit 4.2).	8-K	12/13/2021	001-40031	10.2
4.4	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2022	001-40031	4.4
4.5	Form of Common Stock Purchase Warrant	8-K	2/28/2024	001-40031	4.1
4.6	Form of Common Stock Purchase Warrant	8-K	3/5/2024	001-40031	4.1
4.7	Third Supplemental Indenture, dated December 27, 2024 among BigBear.ai Holdings, Inc., BigBear.ai Intermediate Holdings, LLC, BigBear.ai, LLC, BigBear.ai Federal, LLC (f/k/a NuWave Solutions, L.L.C.), ProModel, LLC, Pangiam Purchaser, LLC, Pangiam Intermediate II Holdings, LLC, Pangiam Holdings, LLC, Pangiam Labs, LLC, Linkware, LLC, Pre, LLC, veriScan LLC, 214 Technologies, Inc. d/b/a Trueface and Wilmington Trust National Association, as trustee.	8-K	12/30/2024	001-40031	4.1
4.8	Indenture, dated as of December 27, 2024, among BigBear.ai Holdings, Inc., BigBear.ai Intermediate Holdings, LLC, BigBear.ai, LLC, BigBear.ai Federal, LLC (f/k/a NuWave Solutions, L.L.C.), ProModel, LLC, Pangiam Purchaser, LLC, Pangiam Intermediate II Holdings, LLC, Pangiam Holdings, LLC, Pangiam Labs, LLC, Linkware, LLC, Pre, LLC, veriScan LLC, 214 Technologies, Inc. d/b/a Trueface and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	12/30/2024	001-40031	4.2
4.9	Form of certificate representing the 6.00% Convertible Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.2)	8-K	12/30/2024	001-40031	4.3

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
4.10	Form of New Warrant.	8-K	2/6/2025	001-40031	4.1
10.1	Form of Amended and Restated Convertible Note Subscription Agreement and form of Revised Indenture (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.3
10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.3
10.3#	BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.4
10.4#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Employees).	10-K	3/31/2022	001-40031	10.4
10.5#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Stock Option Grant Notice.	10-K	3/31/2022	001-40031	10.5
10.6#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Non-Employee Director).	10-K	3/31/2022	001-40031	10.6
10.7#	BigBear.ai Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.5
10.8#	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.6
10.9#	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.7
10.10#	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.8
10.11#	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.9
10.12	Backstop Subscription Agreement, dated as of November 29, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.2 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.2
10.13	First Amendment to Backstop Subscription Agreement, dated as of December 6, 2021, by and between GigCapital4, Inc. and AE BBAI Aggregator, LP (incorporated by reference to Exhibit 10.1 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.1
10.14	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.3
10.15	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 10.4 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.4
10.16	Payment Agreement, dated December 6, 2021, by and between GigCapital4, Inc. and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.5 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.5
10.17	Payment Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC and William Blair & Company, L.L.C. (incorporated by reference to Exhibit 10.6 filed on the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.6
10.18	Amended and Restated Investor Rights Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC, AE BBAI Aggregator, LP, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International, Inc., BMO Capital Markets Corp., William Blair & Company, L.L.C., and Other Holders (as defined in the Amended and Restated Investor Rights Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.7

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.19	Credit Agreement, dated as of December 7, 2021, by and among BigBear.ai Holdings, Inc., the other borrowers party thereto from time to time, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.17
10.20#	Employment Agreement, dated as of October 23, 2020, between PCI Strategic Management, LLC, and Joshua Kinley (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.18
10.21#	Offer Letter, dated as of May 22, 2020, on behalf of AE Industrial Partners Fund II, L.P., to Mr. Reginald Brothers (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.19
10.22	Forward Share Purchase Agreement, dated October 21, 2021, by and among GigCapital4, Inc. and Tenor Opportunity Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on October 22, 2021).	8-K	10/22/2021	001-40031	10.1
10.23	Termination of the Forward Share Purchase Agreement, dated February 22, 2022, by and among BigBear.ai Holdings, Inc., Glazer Capital, LLC and Meteora Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on February 23, 2022).	8-K	2/23/2022	001-40031	10.1
10.24	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022	10-Q	8/12/2022	001-40031	10.1
10.25	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 8, 2022	10-Q	11/10/2022	001-40031	10.2
10.26	Separation Agreement and General Release, dated as of September 15, 2022, by and between BigBear.ai, LLC and Brian Frutchey	8-K	9/20/2022	001-40031	10.1
10.27	Offer Letter, dated as of October 11, 2022, between BigBear.ai Holdings, Inc. and Amanda Long	8-K	10/11/2022	001-40031	10.1
10.28	Separation Agreement and General Release, dated as of October 9, 2022, by and between BigBear.ai, LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.3
10.29	Consulting Agreement, dated as of October 9, 2022, between BigBear.ai LLC and Dr. Louis R. Brothers	8-K	10/11/2022	001-40031	10.4
10.30	BigBear.ai, LLC Executive Severance Plan	8-K	11/21/2022	001-40031	10.1
10.31	Separation and Release Agreement, dated as of December 30, 2022, by and between BigBear.ai Holdings, Inc. and Joshua Kinley	8-K	1/4/2023	001-40031	10.1
10.32	Form of Securities Purchase Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.1
10.33	Form of Registration Rights Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.2
10.34	Offer Letter, dated May 4, 2023, between BigBear.ai Holdings, Inc. and Norm Laudermilch	8-K	5/9/2023	001-40031	10.1
10.35	Third Amendment to Credit Agreement with Bank of America, N.A.,	10Q-Q	5/15/2023	001-40031	10.3
10.36	First Amendment to the Amended and Restated Investor Rights Agreement dated as of July 20. 2023 by and among BigBear.ai Holdings, Inc., AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International Inc., William Blair & Company, L.L.C. and BMO Capital Markets Corp.	10-Q	8/10/2023	001-40031	10.2
10.37	Business Covenants Agreement, dated as of November 4, 2023, by and among AE Industrial Partners, LP, AE Industrial Operating Partners, LLC, and the Company	8-K	11/6/2023	001-40031	10.1
10.38	Warrant Exercise Agreement, dated as of February 27, 2024, by and between BigBear.ai and the Investor.	8-K	2/28/2024	001-40031	10.1
10.39	Joinder & Second Amendment to Amended & Restated Investor Rights Agreement, by and among BBAI, AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, Seller and the other parties thereto, dated as of December 6, 2021, as amended on July 20, 2023, effective as of February 29, 2024.	8-K	3/1/2024	001-40031	10.1
10.40	Warrant Exercise Agreement, dated as of March 4, 2024, by and between BigBear.ai and the Investor.	8-K	3/5/2024	001-40031	4.1
10.41	Form of Exchange Agreement, dated December 19, 2024	8-K	12/19/2024	001-40031	10.1
10.42	Offer Letter, dated as of January 15, 2025, between BigBear.ai Holdings, Inc. and Kevin McAleenan	8-K	1/16/2025	001-40031	10.1
10.43	Warrant Exercise Agreement, dated as of February 5, 2025, by and between BigBear.ai and the Investor.	8-K	2/6/2025	001-40031	10.1
19	Insider Trading Policy					X

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
21.1	Significant Subsidiaries of the Registrant	10-K	3/31/2023	001-40031	21.1
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
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
X
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
97	Clawback Policy BigBear.ai Holdings Inc.					X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

Date: March 25, 2025	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer

KNOWN ALL BY THOSE PRESENT, that each person whose signature appears below constitutes and appoints Kevin McAleenan, Carolyn Blankenship, and Sean Ricker or any of them, severally, as his or her attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in such person’s name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same with all exhibits hereto, and all other documents in connection herewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and any of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Kevin McAleenan	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2025
Kevin McAleenan

/s/ Julie Peffer	Chief Financial Officer (Principal Financial Officer)	March 25, 2025
Julie Peffer

/s/ Sean Ricker	Principal Accounting Officer	March 25, 2025
Sean Ricker

/s/ Peter Cannito	Chairman of the Board	March 25, 2025
Peter Cannito

/s/ Sean Battle	Director	March 25, 2025
Sean Battle

/s/ Pamela Braden	Director	March 25, 2025
Pamela Braden

/s/ Paul Fulchino	Director	March 25, 2025
Paul Fulchino

/s/ Jeffrey Hart	Director	March 25, 2025
Jeffrey Hart

/s/ Dorothy D. Hayes	Director	March 25, 2025
Dorothy D. Hayes

/s/ Kirk Konert	Director	March 25, 2025
Kirk Konert