Form 10-Q
period 2025-03-31
BigBear.ai Holdings, Inc.
filed 2025-05-02
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 001-40031
BigBear.ai Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-4164597
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7950 Jones Branch Drive, 1st Floor North Tower, McLean, VA	22102
(Address of Principal Executive Offices)	(Zip Code)
(410) 312-0885
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	BBAI	New York Stock Exchange
Redeemable warrants, each full warrant exercisable for one share of common stock at an exercise price of $11.50 per share	BBAI.WS	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 291,188,805 shares of our common stock, $0.0001 par value per share, outstanding as of April 25, 2025.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
March 31, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$107,610	$50,141
Accounts receivable, less allowance for credit losses of $127 as of March 31, 2025 and $127 as of December 31, 2024	34,565	38,953
Contract assets	512	895
Prepaid expenses and other current assets	5,547	3,768
Total current assets	148,234	93,757
Non-current assets:
Property and equipment, net	1,454	1,566
Goodwill	119,081	119,081
Intangible assets, net	117,600	119,119
Right-of-use assets	8,893	9,263
Other non-current assets	1,006	990
Total assets	$396,268	$343,776

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,936	$8,455
Short-term debt, including current portion of long-term debt	818	818
Accrued liabilities	20,734	19,496
Contract liabilities	3,017	2,541
Current portion of long-term lease liability	1,091	1,068
Derivative liabilities	57,449	170,515
Other current liabilities	2,070	73
Total current liabilities	89,115	202,966
Non-current liabilities:
Long-term debt, net	100,588	135,404
Long-term lease liability	8,770	9,120
Total liabilities	198,473	347,490
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, par value $0.0001; 500,000,000 shares authorized and 289,052,369 shares issued and outstanding at March 31, 2025 and 251,554,378 shares issued and outstanding at December 31, 2024	31	26
Additional paid-in capital	888,608	625,130
Treasury stock, at cost 9,952,803 shares at March 31, 2025 and December 31, 2024	(57,350)	(57,350)
Accumulated deficit	(633,627)	(571,641)
Accumulated other comprehensive income	133	121
Total stockholders’ equity (deficit)	197,795	(3,714)
Total liabilities and stockholders’ equity (deficit)	$396,268	$343,776

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited,in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$34,757	$33,121
Cost of revenues	27,369	26,135
Gross margin	7,388	6,986
Operating expenses:
Selling, general and administrative	22,732	16,948
Research and development	4,166	1,144
Restructuring charges	1,698	860
Transaction expenses	—	1,103
Goodwill impairment	—	85,000
Operating loss	(21,208)	(98,069)
Interest expense	5,116	6,385
Net increase in fair value of derivatives	33,336	23,807
Loss on extinguishment of debt	2,577	—
Other income, net	(276)	(455)
Loss before taxes	(61,961)	(127,806)
Income tax expense (benefit)	25	(14)
Net loss	$(61,986)	$(127,792)

Basic net loss per share	$(0.25)	$(0.68)
Diluted net loss per share	$(0.25)	$(0.68)

Weighted-average shares outstanding:
Basic	252,341,401	187,279,204
Diluted	252,341,401	187,279,204

Other comprehensive income
Foreign currency translation	12	—
Total other comprehensive income	12	—
Total comprehensive loss	$(61,974)	$(127,792)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2025
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	equity (deficit)
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(61,986)	(61,986)
Foreign currency translation adjustments, net of tax	—	—	—	12	—	—	12
Equity-based compensation expense	—	—	7,400	—	—	—	7,400
Exercise of stock options	983,434	—	1,393	—	—	—	1,393
Issuance of shares for equity-based compensation awards, net	3,120,222	2	(1,318)	—	—	—	(1,316)
Proceeds from the exercise of the 2024 warrants	14,800,000	1	113,952	—	—	—	113,953
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares from at-the-market offering	1,936,000	—	6,454	—	—	—	6,454
As of March 31, 2025	289,052,369	$31	$888,608	$133	$(57,350)	$(633,627)	$197,795

	Three Months Ended March 31, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	equity (deficit)
As of December 31, 2023	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)
Net loss	—	—	—	—	—	(127,792)	(127,792)
Equity-based compensation expense	—	—	5,157	—	—	—	5,157
Exercise of stock options	64,544	—	86	—	—	—	86
Issuance of shares for equity-based compensation awards, net	4,096,003	—	(2,762)	—	—	—	(2,762)
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Convertible debt conversion	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	—	—	—	—	—	—	—
Issuance of common shares as consideration for the acquisition of Pangiam	61,838,072	6	207,770	—	—	—	207,776
As of March 31, 2024	246,061,379	$25	$604,384	$—	$(57,350)	$(403,886)	$143,173

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited,in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(61,986)	$(127,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,470	2,439
Amortization of debt issuance costs and discount	2,764	3,336
Equity-based compensation expense	7,400	5,157
Goodwill impairment	—	85,000
Non-cash lease expense	370	94
Provision for doubtful accounts	40	171
Deferred income tax benefit	—	(23)
Loss on extinguishment of debt	2,577	—
Net increase in fair value of derivatives	33,336	23,807
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,348	(8,957)
Decrease in contract assets	383	2,443
(Increase) decrease in prepaid expenses and other assets	(1,795)	950
Decrease in accounts payable	(4,163)	(5,960)
Increase in accrued expenses	4,446	2,599
Increase in contract liabilities	476	1,826
Increase in other liabilities	1,670	551
Net cash used in operating activities	(6,664)	(14,359)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	13,935
Purchases of property and equipment	(80)	(38)
Capitalized software development costs	(1,540)	(1,643)
Net cash (used in) provided by investing activities	(1,620)	12,254
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	64,673	53,809
Payment of RDO and PIPE transaction costs	(551)	—
Proceeds from short-term borrowings	—	—
Repayment of short-term borrowings	(366)	(403)
Proceeds from at-the-market offering	6,569	—
Payment of transaction costs for at-the-market offering	(115)	—
Payment of debt issuance costs to third parties	(4,342)	—
Proceeds from exercise of options	1,393	86
Payments of tax withholding from the issuance of common stock	(1,318)	(2,532)
Net cash provided by financing activities	65,943	50,960
Effect of foreign currency rate changes on cash and cash equivalents	(190)	—
Net increase in cash and cash equivalents	57,469	48,855
Cash and cash equivalents at the beginning of period	50,141	32,557
Cash and cash equivalents at the end of the period	$107,610	$81,412

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration for Pangiam acquisition	$—	$207,776
Issuance of common stock upon conversion of 2029 Notes	$135,597	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt this ASU in 2025 and does not expect this guidance to have a material impact to its consolidated financial statements or related disclosures.

Note 3—Restatement of Previously Issued Financial Statements

As previously disclosed in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2024, management identified a material error in the previously reported financial statements related to its convertible notes issued in December 2021 and due in December 2026 (“2026 Notes”). The conversion option embedded within the 2026 Notes was incorrectly deemed to be eligible for a scope exception from the bifurcation requirements of ASC 815-15 and therefore required bifurcation as a derivative (“2026 Notes Conversion Option”). The 2026 Notes include certain adjustments to the conversion rate that violate the “fixed-for-fixed” criteria described in Accounting Standards Codification (“ASC”) 815-40. As a result, the prior period consolidated financial statements have been restated to reflect the issuance of the 2026 Notes Conversion Option at fair value as of December 7, 2021 and the subsequent remeasurement to fair value at each reporting date. Changes in the fair value of the 2026 Notes Conversion Option are recorded in the consolidated statements of operations. Bifurcation of the 2026 Notes Conversion Option from its host results in a discount to the 2026 Notes par value. The amortization of the discount to the par of the 2026 Notes is recorded in the consolidated statements of operations as non-cash interest expense using the effective interest rate method.

The effect of the correction noted above on the Company’s consolidated statement of operations for the quarter ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
Unaudited consolidated statements of operations	As reported	Adjustment	Restated
Revenues	$33,121	$—	$33,121
Cost of revenues	26,135	—	26,135
Gross margin	6,986	—	6,986
Operating expenses:
Selling, general and administrative	16,948	—	16,948
Research and development	1,144	—	1,144
Restructuring charges	860	—	860
Transaction expenses	1,103	—	1,103
Goodwill impairment	85,000	—	85,000
Operating loss	(98,069)	—	(98,069)
Net increase in fair value of derivatives	23,992	(185)	23,807
Interest expense	3,555	2,830	6,385
Other income	(455)	—	(455)
Loss before taxes:	(125,161)	(2,645)	(127,806)
Income tax benefit	(14)	—	(14)
Net loss	$(125,147)	$(2,645)	$(127,792)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The effect of the correction noted above on the Company’s consolidated statement of cash flows for the quarter ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
Unaudited consolidated statement of cash flows	As reported	Adjustment	Restated
Net loss	$(125,147)	$(2,645)	$(127,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,439	—	2,439
Amortization of debt issuance costs and discount	506	2,830	3,336
Equity-based compensation expense	5,157	—	5,157
Goodwill impairment	85,000	—	85,000
Impairment of right-of-use assets	—	—	—
Non-cash lease expense	94	—	94
Provision for doubtful accounts	171	—	171
Deferred income tax benefit	(23)	—	(23)
Net increase in fair value of derivatives	23,992	(185)	23,807
Changes in assets and liabilities:
Increase in accounts receivable	(8,957)	—	(8,957)
Decrease in contract assets	2,443	—	2,443
Decrease in prepaid expenses and other assets	950	—	950
Decrease in accounts payable	(5,960)	—	(5,960)
Increase in accrued liabilities	2,599	—	2,599
Increase in contract liabilities	1,826	—	1,826
Increase (decrease) in derivative liabilities	—	—	—
Increase in other liabilities	551	—	551
Net cash used in operating activities	(14,359)	—	(14,359)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	13,935	—	13,935
Purchases of property and equipment	(38)	—	(38)
Capitalized software development costs	(1,643)	—	(1,643)
Net cash provided by investing activities	12,254	—	12,254
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—	53,809
Repayment of short-term borrowings	(403)	—	(403)
Proceeds from exercise of options	86	—	86
Payments of tax withholding from the issuance of common stock	(2,532)	—	(2,532)
Net cash provided by financing activities	50,960	—	50,960
Net increase in cash and cash equivalents	48,855	—	48,855
Cash and cash equivalents at beginning of year	32,557	—	32,557
Cash and cash equivalents at end of year	$81,412	$—	$81,412

Note 4—Restructuring Charges

During the three months ended March 31, 2025, the Company refined its organizational structure resulting in employee separation costs of $1.7 million, net of tax benefits. The Company had completed this organizational restructuring as of March 31, 2025. There was $1.1 million unpaid employee separation costs related to this organizational restructuring as of March 31, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

During the three months ended March 31, 2024, the Company refined its organization structure resulting in employee separation costs of $0.9 million, net of tax benefits. The Company had completed this restructuring action as of March 31, 2024. There was $0.5 million unpaid employee separation costs related to this restructuring action as of March 31, 2024.

The table below presents the activity in accrued restructuring charges for the three months ended March 31, 2025:

Total
As of December 31, 2024	$—
Additions	1,698
Settlements	(593)
As of March 31, 2025	$1,105

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table summarizes the final fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at December 31, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	(369)	5,479
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(1,066)	$66,121
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Deferred revenue	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	169	55,359
Goodwill	$156,086	$(688)	$155,398

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	February 29, 2024	Weighted-average estimated useful lives
Technology	$14,835	7 years
Trade names	1,560	5 years
Customer relationships	21,670	20 years
Total intangible assets	$38,065

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

The post-acquisition net revenues and net loss included in the results of operations for the three months ended March 31, 2025 were $10.7 million and $4.1 million, respectively. The post-acquisition net revenues and net loss included in the results of operations for the three months ended March 31, 2024 were $3.4 million and $1.1 million, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three months ended March 31, 2024 as though the acquisition of Pangiam had been completed as of January 1, 2024.

Pro forma for the three months ended
March 31, 2024
Net revenue	$39,432
Net loss	(130,071)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the business combination had taken place as of January 1, 2024, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The Company incurred $1.1 million of transaction expenses attributable to the acquisition of Pangiam during the three months ended March 31, 2024.

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

Certain warrants that were issued at BigBear.ai’s initial public offering (“IPO Private Warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE Warrants”), and warrants issued in BigBear.ai’s 2023, 2024 and 2025 registered direct offering warrants (“RDO Warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”). The conversion options of the 2026 Convertible Notes (“2026 Notes Conversion Option”) and 2029 Convertible Notes (“2029 Notes Conversion Option”) are valued using a binomial lattice convertible bond model and discounted cash flow method, considering the traded price of the 2026 Convertible Notes and 2029 Convertible Notes, respectively, and other unobservable input assumptions. The 2026 Notes Conversion Option, 2029 Notes Conversion Option, and RDO Warrants are considered to be Level 3 fair value measurements. See Note 17—Derivatives for information on the Level 3 inputs used to value the IPO Private Warrants, PIPE Warrants, RDO Warrants, 2026 Notes Conversion Option, and the 2029 Notes Conversion Option.

The table below presents the financial assets and liabilities measured at fair value :

		March 31, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2029 Notes Conversion Option	Derivative liabilities	—	—	48,821	48,821
2026 Notes Conversion Option	Derivative liabilities	—	—	—	—
IPO private warrants	Derivative liabilities	—	—	70	70
2025 RDO warrants	Derivative liabilities	—	—	8,558	8,558
Total recurring fair value measurements:		—	—	57,449	57,449
Nonrecurring fair value measurement:
Goodwill	Goodwill	—	—	119,081	119,081

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

		December 31, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
2026 Notes Conversion Option	Derivative liabilities	—	—	—	—
IPO private warrants	Derivative liabilities	$—	$—	$290	$290
2024 PIPE warrants	Derivative liabilities	—	—	32,760	32,760
2024 RDO warrants	Derivative liabilities	—	—	21,634	21,634
2029 Notes Conversion Option	Derivative liabilities	—	—	115,831	115,831
Total recurring fair value measurements:		—	—	170,515	170,515
Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	—	—	119,081	119,081
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.1 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter. Differences between the implied fair value of $119.1 million and the balance as of December 31, 2024 relate to subsequent measurement period adjustments.

The changes in the fair value of the Level 3 liabilities are as follows:

	IPO private warrants	2026 Notes Conversion Option	2024 PIPE warrants	2024 RDO warrants	2025 RDO warrants	2029 Notes Conversion Option
December 31, 2024	$290	$—	$32,760	$21,634	$—	$115,831
Additions	—	—	—	—	18,586	—
Changes in fair value	(220)	—	42,480	17,631	(10,028)	29,560
Settlements	—	—	(75,240)	(39,265)	—	(96,570)
March 31, 2025	$70	$—	$—	$—	$8,558	$48,821

Note 7—Goodwill

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

First Quarter of Fiscal 2025

There were no goodwill impairment charges recorded during the three months ended March 31, 2025. Accumulated impairment losses to goodwill were $138.5 million as of March 31, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 8—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	March 31, 2025
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(17,269)	$—	$79,001	20
Technology	41,035	(18,130)	—	22,905	7
Software for sale	15,856	(1,551)	145	14,450	3
Trade name	1,560	(316)	—	1,244	5
Total	$154,721	$(37,266)	$145	$117,600

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(16,064)	$—	$80,206	20
Technology	41,035	(16,665)	—	24,370	7
Software for sale	14,459	(927)	(289)	13,243	3
Trade name	1,560	(260)	—	1,300	5
Total	$153,324	$(33,916)	$(289)	$119,119

Amortization expense of $0.6 million and zero was recognized for the capitalized software development costs during the three months ended March 31, 2025 and March 31, 2024, respectively.

The table below presents all amortization expense related to intangible assets for the following periods:

	Three Months Ended March 31,
	2025	2024
Amortization expense related to intangible assets	$3,350	$2,339

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of March 31, 2025:

2025	$12,510
2026	14,190
2027	11,790
2028	8,023
2029	7,015
Thereafter	64,072
Total estimated amortization expense	$117,600

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 9—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	March 31, 2025	December 31, 2024
Prepaid insurance	$748	$1,021
Prepaid expenses	3,262	2,498
Prepaid taxes	1,537	249
Total prepaid expenses and other current assets	$5,547	$3,768

Note 10—Accrued Liabilities
The table below presents details on accrued liabilities:

	March 31 2025	December 31 2024
Payroll accruals(1)	$14,925	$13,533
Accrued interest	2,707	231
Legal accruals	650	450
Other accrued expenses	2,445	5,283
Impact of foreign currency translation	7	(1)
Total accrued liabilities	$20,734	$19,496
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 11—Debt

The table below presents the Company’s debt balances:

	March 31 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	818	818
Total debt	143,091	200,818
Less: unamortized debt issuance discount and costs	41,685	64,596
Total debt, net	101,406	136,222
Less: current portion	818	818
Long-term debt, net	$100,588	$135,404

2026 Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were initially convertible into 17,391,304 shares of the Company’s common stock at an initial conversion price of $11.50 (the “Conversion Price”). The Conversion Price is subject to adjustments. On May 29, 2022, pursuant to the 2026 Convertible Notes indenture, the conversion rate applicable to the 2026 Convertible Notes was adjusted to 94.2230 (previously 86.9565) shares of common stock per $1,000 principal amount of 2026 Convertible Notes because the average of the daily volume-weighted average price of the common stock during the preceding 30 trading days was less than $10.00 (the “Conversion Rate Reset”). After giving effect to the Conversion Rate Reset, the Conversion Price is $10.61 and the 2026 Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares. The 2026 Convertible Note financing matures on December 15, 2026.

The Company may, at its election and subject to certain conditions, force conversion of the 2026 Convertible Notes after December 15, 2022 and prior to October 7, 2026 if the trading price of the Company’s common stock exceeds 130% of the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

conversion price for 20 out of the preceding 30 trading days and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3.0 million for the first two years after the initial issuance of the 2026 Convertible Notes and $2.0 million thereafter. In connection with such forced conversion, the conversion rate for the 2026 Convertible Notes will be increased but no Interest Make-Whole Payment (as defined below) will be made in connection with such forced conversion. In the event that a holder of the 2026 Convertible Notes elects to convert the 2026 Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025 (such interest payments, an “Interest Make-Whole Payments”). The Interest Make-Whole Payments will be payable in cash or shares of the common stock, depending on the average of the daily volume-weighted average price per share of the Company’s common stock for a specified period immediately prior to such conversion, as set forth in the Indenture.

Following certain corporate events that occur prior to the maturity date or if the Company exercises its mandatory conversion right, the conversion rate will be increased in certain circumstances for a holder who elects, or has been forced, to convert its 2026 Convertible Notes in connection with such corporate events or such mandatory conversion.

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

On May 29, 2022, pursuant to the conversion rate adjustment provisions in the indenture, governing the 2026 Convertible Notes, the Conversion Price was adjusted to $10.61 (or 94.2230 shares of common stock per one thousand dollars of principal amount of Convertible Notes). Subsequent to the adjustment, the 2026 Convertible Notes are convertible into 18,844,600 shares, not including any interest payments that are settled with the issuance of shares.

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2026 Notes Conversion Option.

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

The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged. For the year ended December 31, 2024, the Company recognized a loss on extinguishment of $31.3 million on the consolidated statements of operations related to the unamortized debt issuance costs of the exchanged 2026 Convertible Notes. The Company was in compliance with all covenants through the extinguishment of the exchanged 2026 Convertible Notes.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The 2029 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2029 Notes Conversion Option.

During the three months ended March 31, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of 16.7 million shares of common stock.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of March 31, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(2,122)	$15,546	$15,546
2029 Convertible Notes	124,605	(39,563)	85,042	82,950
Total	$142,273	$(41,685)	$100,588	$98,496

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan has an interest rate of 5.99% per annum and a maturity date of September 8, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

On December 20, 2023, the Company entered into a $1.2 million loan (the “2024 D&O Financing Loan”) with US Premium Finance to finance the Company’s directors and officers insurance premium through September 2024. The D&O Financing Loan has an interest rate of 6.99% per annum and a maturity date of September 8, 2024. The 2024 D&O Financing Loan was fully repaid at maturity.

Note 12—Leases

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

The following table presents supplemental information related to leases:

	March 31, 2025	March 31, 2024
Weighted average remaining lease term	7.93	5.20
Weighted average discount rate	13.58%	10.64%

The table below summarizes total lease costs for the following periods:

	Three Months Ended March 31,
	2025	2024
Operating lease expense	$677	$417
Variable lease expense	95	—
Short-term lease expense	—	—
Rent expense	$772	$417

	Three Months Ended March 31,
	2025	2024
Sublease income recognized (1)	$27	$23
(1) As of March 31, 2025 and March 31, 2024, the Company has subleased three and two of its real estate leases, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$605	$578
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of March 31, 2025, the future annual minimum lease payments for operating leases are as follows:

2025	$1,752
2026	2,275
2027	1,695
2028	1,668
2029	1,713
Thereafter	7,352
Total future minimum lease payments	$16,455
Less: amounts related to imputed interest	6,594
Present value of future minimum lease payments	9,861
Less: current portion of long-term lease liability	1,091
Long-term lease liability	$8,770

Note 13—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended March 31,
	2025	2024
Effective tax rate	—%	—%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three periods ended March 31, 2025 and March 31, 2024. The effective tax rate for the periods ended March 31, 2025 and March 31, 2024 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

Note 14—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of March 31, 2025, the Company has accrued $0.7 million related to various ongoing legal disputes. The $0.7 million balance as of March 31, 2025, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 15—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	March 31, 2025	December 31, 2024
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	289,052,369	251,554,378

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	March 31, 2025	December 31, 2024
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

Note 16—At-the-Market Offering

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”). which the SEC declared effective on April 21. 2023. In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s controlled equity offering agreement, dated as of May 10, 2024 (the “Controlled Equity Offering Agreement”), with Cantor Fitzgerald & Co.. (“Cantor”), as sales agent, under an “at the market” offering program (the “ATM Program”).

Pursuant to the Controlled Equity Offering Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $150 million from time to time to or through Cantor, subject to the Company’s compliance with applicable laws and the applicable requirements of the Controlled Equity Offering Agreement. The Controlled Equity Offering Agreement stipulates that the Company will pay Cantor a commission equal to up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Cantor pursuant to the Controlled Equity Offering Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Controlled Equity Offering Agreement.

During the three months ended March 31, 2025, the Company sold 1,936,000 shares of common stock under the ATM Program for an aggregate offering price of $6.6 million. Total issuance costs related to the ATM Program as of March 31, 2025 were approximately $0.1 million, resulting in aggregate net proceeds of approximately $6.5 million. As of March 31, 2025, approximately $143.4 million in capacity remained available under the 2023 Shelf Registration Statement.

Note 17—Derivatives

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

The table below presents the value of the 2029 Notes Conversion Option under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2025	December 31, 2024
Value of 2029 Notes Conversion Option	$48,821	$115,831
Conversion price	$3.55	$3.55
Common stock price	$2.86	$4.45
Expected option term (years)	4.7	5.0
Expected volatility	50.00%	37.60%
Risk-free rate of return	3.90%	4.30%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of March 31, 2025, the 2029 Notes Conversion Option had a fair value of $48.8 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $30.3 million was recognized during the three months ended March 31, 2025, and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

During the three months ended March 31, 2025, $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. During the three months ended March 31, 2025, upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is included in the net increase in fair value of derivatives and is presented in net increase in fair value of derivatives on the consolidated statements of operations. In conjunction with the conversion, a loss of $2.6 million was recognized for the three months ended March 31, 2025 related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

As of March 31, 2025, the remaining principal of the 2029 Convertible Notes outstanding was $124.6 million.

2023 RDO Warrants

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

2024 RDO Warrants

In consideration for the immediate and full exercise of the RDO warrants, on February 28, 2024, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 of the Company’s common stock (the “2024 RDO warrants”) in a private placement. The 2024 RDO warrants became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $3.78.

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31 2024
Value of each 2024 RDO warrant	$3.73
Exercise price	$3.78
Common stock price	$4.45
Expected option term (years)	4.7
Expected volatility	120.00%
Risk-free rate of return	4.31%
Expected annual dividend yield	—%

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

A loss of $5.3 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the three months ended March 31, 2024, and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

2025 RDO Warrants

In consideration for the immediate and full exercise of the 2024 RDO warrants, on February 5, 2025, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 3,770,000 of the Company’s common stock (the “2025 RDO warrants”) in a private placement. The 2025 RDO warrants became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $9.00.

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2025	February 6, 2025
Value of each 2025 RDO warrant	$2.27	$4.93
Exercise price	$9.00	$9.00
Common stock price	$2.86	$6.77
Expected option term (years)	5.4	5.5
Expected volatility	130.00%	95.00%
Risk-free rate of return	3.94%	4.25%
Expected annual dividend yield	—%	—%

As of March 31, 2025, the 2025 RDO warrants had a fair value of $8.6 million and is presented on the consolidated balance sheets within derivative liabilities. A gain of $10.0 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the three months ended March 31, 2025 and are presented in net increase in fair value of derivatives on the consolidated statements of operations.

As of March 31, 2025, there were 3,770,000 2025 RDO warrants issued and outstanding.

2023 PIPE Warrants

On January 19, 2023, the Company consummated the closing of a private placement (the “Private Placement”) by and among the Company and Armistice Capital Master Fund Ltd (the “Purchaser”). At the closing of the Private Placement, the Company issued 13,888,889 shares of the Company’s common stock at par value and warrants to purchase up to an additional 13,888,889 shares of common stock (the “PIPE warrants”). The PIPE warrants became exercisable six months after issuance and had a five-year term, with an exercise price of $2.39 per share. The PIPE warrants were subject to a 4.99% beneficial ownership limitation.

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the three months ended March 31, 2024 and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

2024 PIPE Warrant

In consideration for the immediate and full exercise of the 2023 PIPE warrants, on March 5, 2024, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE Warrant became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $4.75.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2024 PIPE warrant under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31, 2024
Value of each 2024 PIPE warrant	$3.64
Exercise price	$4.75
Common stock price	$4.45
Expected option term (years)	4.7
Expected volatility	120.00%
Risk-free rate of return	4.32%
Expected annual dividend yield	—%

On February 10, 2025 the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.2 million was recognized as a result of the change in fair value for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

On February 11, 2025 the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the value of the 2026 Notes Conversion Option under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2025	December 31, 2024
Value of 2026 Notes Conversion Option	$—	$—
Conversion price	$10.61	$10.61
Common stock price	$2.86	$4.45
Expected option term (years)	1.7	2.0
Expected volatility	50.00%	93.30%
Risk-free rate of return	3.90%	4.25%
Expected annual dividend yield	—%	—%

As of March 31, 2025, the 2026 Notes Conversion Option had a fair value of zero and is presented on the consolidated balance sheets within derivative liabilities.

As of March 31, 2025, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	March 31, 2025	December 31, 2024
IPO public warrants issued	12,251,606	12,168,378
IPO public warrants outstanding	12,251,606	12,168,378

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

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2025	December 31, 2024
Fair value of each IPO private warrant	$0.94	$1.84
Exercise price	$11.50	$11.50
Common stock price	$2.86	$1.46
Expected option term (in years)	1.7	2.2
Expected volatility	130.00%	93.30%
Risk-free rate of return	3.90%	3.60%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of March 31, 2025 and December 31, 2024, the IPO private warrants have a fair value of $0.1 million and $0.3 million and are presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value for the three and the three months ended March 31, 2025 and March 31, 2024 and is presented in net increase in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Gain on change in fair value of IPO private warrants	$220	$—

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	March 31, 2025	December 31, 2024
IPO private warrants issued	366,533	366,533
IPO private warrants outstanding	74,166	157,394

Note 18—Equity-Based Compensation

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
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

As of March 31, 2025, there was no unrecognized compensation cost related to Tranche II Incentive Units and 1,155,000 units remain unvested.

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

During the three months ended March 31, 2025, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $3.39. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of Stock Options that were granted during the three months ended March 31, 2025 using the Black-Scholes OPM and the following assumptions:

January 15, 2025
Number of Stock Options granted	671,141
Price of common stock on the grant date	$3.39
Expected option term (in years)	6.1
Expected volatility(1)	120%
Risk-free rate of return	4.45%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$2.98
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity of outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,930,602	$2.12	8.01	$10,138
Granted	671,141	3.18
Vested	—	—
Exercised	(983,434)	1.41
Forfeited	(699,815)	1.40
Expired	—	—
Outstanding as of March 31, 2025	2,918,494	$2.78	8.24	$1,956

Vested and exercisable as of March 31, 2025	1,762,322	$2.60	7.71	$1,612

The stock options had $2.0 million intrinsic value as of March 31, 2025. The Company recognizes equity-based compensation expense for the stock options equal to the fair value of the awards on a straight-line basis over the service based vesting period. As of March 31, 2025, there was approximately $2.9 million of unrecognized compensation costs related to the stock options, which is expected to be recognized over the remaining weighted average period of 3 years.

Restricted Stock Units

During the three months ended March 31, 2025, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 680,795 RSUs to employees and 84,068 RSUs to nonemployee directors during the three months ended March 31, 2025. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in the RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	13,870,402	$1.94
Granted	764,863	3.59
Vested	(792,011)	2.57
Forfeited	(1,806,621)	1.60
Unvested as of March 31, 2025	12,036,633	$2.05

As of March 31, 2025, there was approximately $20.7 million of unrecognized compensation costs related to the RSUs, which is expected to be recognized over the remaining weighted average period of 1.46 years.

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the three months ended March 31, 2025, the Company granted zero Discretionary PSUs. The Company granted 991,548 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

During the three months ended March 31, 2025, the Board approved a grant of 991,548 PSUs to certain employees related to STIP PSUs for the 2024 plan year. These STIP PSUs were granted in lieu of cash payouts and were fully vested upon award.

The table below presents the activity in the PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,933,616	$2.88
Granted	991,548	3.68
Vested	(2,595,060)	2.93
Forfeited	(10,417)	3.46
Unvested as of March 31, 2025	1,319,687	$3.38

As of March 31, 2025, there was approximately $2.1 million of unrecognized compensation costs related to the Retention PSUs and STI PSUs, which is expected to be recognized over the remaining average period of 0.88 years.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of March 31, 2025, the Company reserved an aggregate of 5,832,221 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the three months ended March 31, 2025, zero shares were sold under the ESPP. As of March 31, 2025, the Company has withheld employee contributions of $0.8 million for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

December 31, 2024
Price of common stock on the grant date	$1.50 to $2.20
Expected term (in years)	0.50
Expected volatility(1)	122.9% to 101.0%
Risk-free rate of return	5.3% to 4.3%
Expected annual dividend yield	—%

Fair value of the award on the grant date	$0.74 to $2.15
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of March 31, 2025, there was approximately $0.2 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.16 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended March 31,
	2025	2024
Equity-based compensation expense in selling, general and administrative	$4,087	$2,171
Equity-based compensation expense in cost of revenues	2,536	2,653
Equity-based compensation expense in research and development	777	333
Total equity-based compensation expense	$7,400	$5,157
Note 19—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2025	2024
Numerator:
Net loss	$(61,986)	$(127,792)
Denominator:
Weighted average shares outstanding—basic	252,341,401	187,279,204
Weighted average shares outstanding—diluted	252,341,401	187,279,204

Basic net loss per share	$(0.25)	$(0.68)
Diluted net loss per share	$(0.25)	$(0.68)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	2,918,494	4,550,753
Private warrants	74,166	174,894
Public warrants	12,251,606	12,150,878
2023 PIPE warrants	—	—
2024 PIPE warrants	—	9,000,000
2023 RDO warrants	—	—
2024 RDO warrants	—	5,800,000
2025 RDO warrants	3,770,000	—
2026 Convertible notes	1,664,939	18,844,600
2029 Convertible notes	35,100,000	—
PSUs	2,752,613	1,841,002
RSUs	12,191,127	338,151
ESPP	575,303	1,128,675
Total	71,298,248	53,828,953

Note 20—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended March 31,
	2025	2024
Time and materials	$23,232	$17,960
Firm fixed price	7,102	10,046
Cost-reimbursable	4,423	5,115
Total revenues	$34,757	$33,121

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended March 31,
	2025	2024
Beginning balance	$127	$230
Additions	—	—
Write-offs	—	(59)
Recoveries	—	—
Ending balance	$127	$171

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended March 31, 2025
	Total	Percent of total revenues
Customer A	$6,537	19%
Customer B(1)	4,890	14%
Customer C	4,341	12%
Customer D(1)	3,563	10%
Customer E(1)	—	—%
All others	15,426	45%
Total revenues	$34,757	100%

	Three Months Ended March 31, 2024
	Total	Percent of total revenues
Customer A	$6,350	19%
Customer B(1)	—	—%
Customer C	4,594	14%
Customer D(1)	—	—%
Customer E(1)	7,113	21%
All others	15,064	46%
Total revenues	$33,121	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	March 31, 2025	December 31, 2024
Contract assets	$512	$895
Contract liabilities	$3,017	$2,541

The change in contract assets between December 31, 2024 and March 31, 2025 was primarily driven by invoices being issued for services previously rendered. The change in contract liability balances between December 31, 2024 and March 31, 2025 was primarily driven by upfront payments for services yet to be rendered to customers. Revenue recognized in the three months ended March 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $0.9 million.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended March 31,
	2025	2024
Net EAC Adjustments, before income taxes	$410	$(240)
Net EAC Adjustments, net of income taxes	$324	$(189)
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $90.2 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter.

Note 21—Segments

The Company has determined that it operates in a single operating and reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

Consolidated net loss is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segment. The Company’s significant segment expenses, which reflects segment-level information that is regularly provided to the CODM, consist of adjusted cost of revenues, adjusted selling and marketing, adjusted general and administrative, and adjusted research and development. Other material segment expenses and other segment items are presented to reconcile significant segment expenses to consolidated net loss.

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended March 31,
	2025		2024
Revenues	$34,757		$33,121
Less significant segment expenses:
Adjusted cost of revenues	24,209	(a)	23,482	(f)
Adjusted selling and marketing	1,689	(b)	926	(b)
Adjusted general and administrative	12,179	(c)	11,961	(g)
Adjusted research and development	3,389	(d)	812	(d)
Goodwill impairment	—		85,000
Equity-based compensation expense	7,400		5,157
Net increase in fair value of derivatives	33,336		23,807
Interest income	(556)		(447)
Interest expense	5,116		6,385
Depreciation and amortization	3,470		2,439
Loss on extinguishment of debt	2,577		—
Other segment items	3,934	(e)	1,391	(h)
Consolidated net loss	$(61,986)		$(127,792)

(a) Adjusted cost of revenues consists of cost of revenues adjusted to remove amortization expense and equity-based compensation expense.

(b) Adjusted selling and marketing consists of selling and marking costs adjusted to remove equity-based compensation expense.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

(e) Other segment items included in consolidated net loss includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring integration costs, non-recurring litigation costs, restructuring charges, income tax expense, and other income and expense.

(f) Adjusted cost of revenues consists of cost of revenues adjusted to remove equity-based compensation expense.

(g) Adjusted general and administrative consists of general and administrative costs adjusted to remove depreciation and amortization costs, equity-based compensation expense, employer payroll taxes related to equity-based compensation, non-recurring integration, and non-recurring litigation expenses.

(h) Other segment items included in consolidated net loss includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring litigation costs, non-recurring integration costs, restructuring charges, transaction expenses, income tax expense, and other income and expense.

Note 22—Subsequent Events

On April 11, 2025, the Company reconvened a special meeting of stockholders (the “Special Meeting”), which was initially convened on March 31, 2025 and adjourned to April 11, 2025 due to a lack of quorum based on the February 28, 2025 record date. At the reconvened Special Meeting, a quorum was present and the stockholders approved the issuance of the Company’s common stock upon the conversion of its 2029 Convertible Notes and shares of the Company’s common stock in lieu of cash interest payments on the 2029 Convertible Notes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s audited consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Quarterly Report on Form 10-Q on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

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

•Results of Operations: This section provides a discussion of our results of operations for the three months ended March 31, 2025 and March 31, 2024.

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

Recent Developments

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (the “Exchange Transaction”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock, subject to other adjustments if certain liquidity requirements are not met. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock.

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

RDO Warrant Exercise

On February 27, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding Registered Direct Offering to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of approximately $20.6 million (the “RDO warrants”). In consideration for the immediate and full exercise of the RDO warrants, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock (the “2024 RDO warrant”) in a private placement. The 2024 RDO warrants became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $3.78. These warrants were fully exercised during the first quarter of 2025.

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full an outstanding Common Stock Purchase Warrant, the 2024 RDO warrant, to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock. In consideration for the immediate and full exercise of the existing warrant for cash, the investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “2025 RDO Warrant”) in a private placement.

The 2025 RDO Warrant will become exercisable commencing any time on or after August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. The gross proceeds to the Company from the exercise were $21.9 million, prior to deducting estimated offering expenses.

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of approximately $33.2 million. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE warrant became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $4.75. These warrants were fully exercised during the first quarter of 2025.

Global Economic and Geopolitical Environment

The majority of our revenue is derived from federal government contracts. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.

We anticipate the federal budget, debt ceiling, regulatory environment, and potential tax reform will continue to be subject to debate and compromise shaped by, among other things, the new Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.

Additionally, the President of the United States has issued multiple Executive Orders, including two that are intended to (i) simplify and accelerate the procurement process through a review and restructuring of the Federal Acquisition Regulation (FAR), and its supplements and (ii) modernize defense acquisitions by promoting commercial solutions, innovative acquisition authorities, and other existing streamlined processes. Among the actions directed by the President is a review of major defense acquisition programs that are behind schedule or over budget, including identifying any programs for potential cancellation. While the impact of these reforms on our business is uncertain, they could potentially lead to changes in the way we interact with the U.S. Government. We will continue to monitor and assess their effects on our business and financial results. Should the U.S. Government review one or more major defense programs in which we provide solutions or services, and this review leads to a full or partial cancellation of one of these programs, this could have an adverse effect on our business, financial condition, results of operations and cash flows.

We continue to expect the global economic and geopolitical environment to drive adoption of our offerings over the long term, as it has heightened the need for advanced AI tools that provide enhanced intelligence and full spectrum cyber operations – areas where we believe we have unmatched capabilities. While these challenges are still evolving and the eventual outcome remains highly uncertain, we do not believe that these events will have a material impact on our business and results of operations. However, if these challenges worsen, leading to greater disruptions and uncertainty within the technology industry or global economy, our business and results of operations could be negatively impacted.

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

Cost of revenues

Cost of revenues primarily includes salaries, stock-based compensation expense, and benefits for personnel involved in performing the services described above, as well as allocated overhead and other direct costs.

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

Restructuring charges

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction expenses

Transaction expenses incurred in 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition, which was completed on February 29, 2024.

Goodwill impairment

Goodwill impairment consists of non-cash impairments of goodwill.

Net increase in fair value of derivatives

Net increase in fair value of derivatives consists of fair value remeasurements of the 2029 Convertible Notes Conversion Option, 2026 Convertible Notes Conversion Option, PIPE warrants, RDO warrants, and IPO private warrants.

Interest expense

Interest expense consists primarily of interest expense, commitment fees, debt issuance discount amortization, and debt issuance cost amortization under our debt agreements.

Income tax expense (benefit)

Income tax expense (benefit) consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2025	2024
Revenues	$34,757	$33,121
Cost of revenues	27,369	26,135
Gross margin	7,388	6,986
Operating expenses:
Selling, general and administrative	22,732	16,948
Research and development	4,166	1,144
Restructuring charges	1,698	860
Transaction expenses	—	1,103
Goodwill impairment	—	85,000
Operating loss	(21,208)	(98,069)
Net increase in fair value of derivatives	33,336	23,807
Loss on extinguishment of debt	2,577	—
Interest expense	5,116	6,385
Other income, net	(276)	(455)
Loss before taxes	(61,961)	(127,806)
Income tax expense (benefit)	25	(14)
Net loss	$(61,986)	$(127,792)

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Revenues	$34,757	$33,121	$1,636	4.9%

Revenues increased by $1.6 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to additional revenue related to Department of Homeland Security and Digital Identity awards.

Cost of Revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Cost of revenues	$27,369	$26,135	$1,234	4.7%
Cost of revenues as a percentage of revenues	79%	79%

Cost of revenues as a percentage of total revenues was 79% for the three months ended March 31, 2025 and 2024. The increase in cost of revenues is a result of higher revenue due to additional revenue related to the Department of Homeland Security and Digital Identity awards.

SG&A

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
SG&A	$22,732	$16,948	$5,784	34.1%
SG&A as a percentage of revenues	65%	51%

SG&A expenses as a percentage of total revenues for the three months ended March 31, 2025 increased to 65% as compared to 51% for the three months ended March 31, 2024. The year-over-year increases include Pangiam’s headcount and operating expenses not fully included in the first quarter of 2024 (the Pangiam acquisition was completed on February 29, 2024) as well as the carrying cost of excess resource capacity due to delays in government funding on certain programs during the three months ended March 31, 2025.

Research and Development

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Research and development	$4,166	$1,144	$3,022	264.2%

Research and development expenses increased by $3.0 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring Charges

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Restructuring charges	$1,698	$860	$838	97.4%

Restructuring charges increased by $0.8 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction Expenses

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Transaction expenses	$—	$1,103	$(1,103)	(100.0)%

Transaction expenses for the three months ended March 31, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Goodwill Impairment

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Goodwill impairment	$—	$85,000	$(85,000)	(100.0)%

During the three months ended March 31, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net increase in fair value of derivatives

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Net increase in fair value of derivatives	$33,336	$23,807	$9,529	40.0%

The net increase in fair value of derivatives of $33.3 million for the three months ended March 31, 2025 includes fair value remeasurements of the 2029 Notes Conversion Option, IPO private warrants, 2024 PIPE warrants, 2024 RDO warrants and 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were exercised and fully settled during the three months ended March 31, 2025. In connection with the exercise of the 2024 RDO warrants, the Company issued 3.77 million RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were exercised and fully settled during the three months ended March 31, 2024.

Interest Expense

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Interest expense	$5,116	$6,385	$(1,269)	(19.9)%

Interest expense during the three months ended March 31, 2025 and 2024 consists primarily of interest expense, debt issuance discount amortization, and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to conversion activity during the the three months ended March 31, 2025.

Other income, net

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Other income, net	$(276)	$(455)	$179	(39.3)%

The change in other income during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily driven by interest income earned on money market accounts, partially offset by losses on foreign currency transactions.

Income Tax Benefit

	Three Months Ended March 31,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Income tax expense (benefit)	$25	$(14)	$39	(278.6)%
Effective tax rate	—%	—%

The effective tax rate for the three months ended March 31, 2025 and the three months ended March 31, 2024 are consistent. The effective tax rate for the three months ended March 31, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance.The expense for the three months ended March 31, 2025 primarily relates to income derived from our United Kingdom entity.

As of March 31, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 13—Income Taxes of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net loss adjusted for interest expense, interest income, income tax expense (benefit), depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, non-recurring integration costs, goodwill impairment, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended March 31,
	2025	2024
Net loss	$(61,986)	$(127,792)
Interest expense	5,116	6,385
Interest income	(556)	(447)
Income tax expense (benefit)	25	(14)
Depreciation and amortization	3,470	2,439
EBITDA*	(53,931)	(119,429)
Adjustments:
Equity-based compensation	7,400	5,156
Employer payroll taxes related to equity-based compensation(1)	1,015	664
Net increase in fair value of derivatives(2)	33,336	23,807
Restructuring charges(3)	1,698	860
Non-recurring strategic initiatives(4)	894	—
Non-recurring litigation(5)	22	(121)
Transaction expenses(6)	—	1,103
Non-recurring integration costs(7)	—	1,334
Goodwill impairment(8)	—	85,000
Loss on extinguishment of debt(9)	2,577	—
Adjusted EBITDA*	$(6,989)	$(1,626)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The change in fair value of derivatives during the three months ended March 31, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants (the “2024 Warrants”) and issuance of the warrants in 2025 (the “2025 Warrants”) in connection with the warrant exercise agreements entered into on February 5, 2025. During the three months ended March 31, 2025, there was loss related to a mark-to-market adjustment of $59.9M adjustment for the debt to equity conversions during the period. There was an offsetting gain related to the fair market value adjustment on the 2025 warrants and the private warrants of $10.3 million. Additionally, there was an offsetting gain of $30.3 million fair market value adjustment of the 2026 and 2029 Notes Conversion Option, during the quarter ended March 31, 2025. The increase in fair value of derivatives during the quarter ended March 31, 2024, relates to the $52.9 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. This loss was offset by gains of $10.6 million, net of cash proceeds received, related to the issuance of warrants in 2024 (the “2024 Warrants”). In addition, an $18.3 million reduction in fair value was recorded on the 2024 Warrants issued in connection with the warrant exercise agreements as the fair value decreased from the issue date to quarter end.

(3)
During the three months ended March 31, 2025 and the three months ended March 31, 2024, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

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
(8)
During the three months ended March 31, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam.

(9)	Loss on extinguishment of debt is related to voluntary conversions of the 2029 Notes to common stock and the related extinguishment of unamortized debt discount and debt costs.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(6,664)	$(14,359)
Capital expenditures, net	(1,620)	(1,681)
Free cash flow	$(8,284)	$(16,040)

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

The following table summarizes certain backlog information (in thousands):

	March 31, 2025	December 31, 2024
Funded	$19,796	$46,552
Unfunded	70,439	72,474
Priced, unexercised options	278,816	283,258
Unpriced, unexercised options	15,877	16,021
Total backlog	$384,928	$418,305

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows provided by our operations and access to our existing ATM Program, as available. We have also generated liquidity through private placements of our common stock and warrants. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

ATM Program

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”). which the SEC declared effective on April 21. 2023. In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s controlled equity offering agreement, dated as of May 10, 2024 (the “Controlled Equity Offering Agreement”), with Cantor Fitzgerald & Co.. (“Cantor”), as sales agent, under an “at the market” offering program (the “ATM Program”).

Pursuant to the Controlled Equity Offering Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $150 million from time to time to or through Cantor, subject to the Company’s compliance with applicable laws and the applicable requirements of the Controlled Equity Offering Agreement. The Controlled Equity Offering Agreement

stipulates that the Company will pay Cantor a commission equal to up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Cantor pursuant to the Controlled Equity Offering Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Controlled Equity Offering Agreement.

During the three months ended March 31, 2025, the Company sold 1,936,000 shares of common stock under the ATM Program for an aggregate offering price of $6.6 million. Total issuance costs related to the ATM Program as of March 31, 2025 were approximately $0.1 million, resulting in aggregate net proceeds of approximately $6.5 million. As of March 31, 2025, approximately $143.4 million in capacity remained available under the 2023 Shelf Registration Statement.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity as of March 31, 2025 and December 31, 2024, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	March 31, 2025	December 31, 2024
Available cash and cash equivalents	$107,610	$50,141
Available borrowings from our existing credit facilities(1)	—	—
Total available liquidity	$107,610	$50,141
(1) Represents the total amount available under the credit facility, which is subject to borrowing base adjustments that limit the total amount available under the credit facilities to 90% of Eligible Prime Government Receivables and Eligible Subcontractor Government Receivables, plus 85% of Eligible Commercial Receivables. These credit facilities were terminated on December 19, 2024.

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	March 31, 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	818	818
Total debt	143,091	200,818
Less: Derivative liabilities related to 2029 Convertible Notes	—	—
Less: unamortized debt issuance discount and costs	41,685	64,596
Total debt, net	101,406	136,222
Less: current portion	818	818
Long-term debt, net	$100,588	$135,404

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note 11—Debt of the Notes to consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2026 Convertible Notes mature on December 15, 2026.

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

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s existing 2026 Convertible Notes, to exchange the existing convertible notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on such then existing Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock. To the extent that the certain liquidity conditions of us and our subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). The initial conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged.

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. The 2029 Convertible Notes added a covenant that requires the Company to maintain liquidity of at least $15 million measured as of the last business day of any month. As of March 31, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of March 31, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(2,122)	$15,546	$15,546
2029 Convertible Notes	124,605	(39,563)	85,042	82,950
Total	$142,273	$(41,685)	$100,588	$98,496

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	(6,664)	(14,359)
Net cash (used in) provided by investing activities	(1,620)	12,254
Net cash provided by financing activities	65,943	50,960
Effect of foreign currency rate changes on cash and cash equivalents	(190)	—
Net increase in cash and cash equivalents	57,469	48,855
Cash and cash equivalents at the beginning of period	50,141	32,557
Cash and cash equivalents at the end of the period	$107,610	$81,412

Operating activities

For the three months ended March 31, 2025, net cash used in operating activities was $6.7 million. Net loss before deducting depreciation, amortization and other non-cash items was $12.0 million and was further impacted by a favorable change in net working capital of $5.4 million which partially offset operating cash outflows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $4.3 million, an increase in accrued expenses of $4.4 million, an increase in other liabilities of $1.7 million, an increase in contract liabilities of $0.5 million, and a decrease in contract assets of $0.4 million. These were partially offset by a decrease in accounts payable of $4.2 million and an increase in prepaid expenses and other assets of $1.8 million.

For the three months ended March 31, 2024, net cash used in operating activities was $14.4 million. Net loss before deducting depreciation, amortization and other non-cash items was $7.8 million and was further impacted by an unfavorable change in net working capital of $6.5 million which reduced operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $9.0 million and a decrease in accounts payable of $6.0 million. These were partially offset by an increase in accrued liabilities of $2.6 million, a decrease in contract assets of $2.4 million, an increase in contract liabilities of $1.8 million, a decrease in prepaid expenses and other assets of $1.0 million, and an increase in other liabilities of $0.6 million.

Investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $1.6 million, primarily consisting of capitalized software development costs of $1.5 million.

For the three months ended March 31, 2024, net cash provided by investing activities was $12.3 million, primarily consisting of cash acquired from the Pangiam acquisition of $13.9 million, partially offset by capitalized software development costs of $1.6 million.

Financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was $65.9 million, primarily consisting of the net proceeds from the exercise of the 2024 PIPE warrants and 2024 RDO warrants of $64.7 million and proceeds of $6.6 million from the issuance of common stock under our ATM Program. These cash inflows were partially offset by payment of debt issuance costs to third parties in connection with the Exchange Transaction of $4.3 million and payment of taxes related to net share settlement of equity awards of $1.3 million.

For the three months ended March 31, 2024, net cash provided by financing activities was $51.0 million, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards of $2.5 million and the net repayment of $0.4 million related to the 2023 D&O Financing Loan.

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

Our critical accounting estimates are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the SEC on March 25, 2025.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting. The material weaknesses were identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Management’s Reporting on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on this assessment, management concluded that material weaknesses exist in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements could occur but will not be prevented or detected on a timely basis.

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

Remediation Efforts to Address Material Weaknesses

Management has and will continue to enhance the execution and review of technical accounting policies related to transactions that are subject to significant judgement, differences in interpretation, or otherwise are non-routine, unusual, or complex.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed during the second quarter of 2025.

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Effectiveness of Controls

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

Item 1A. Risk Factors

For a discussion of the material factors that make an investment in the Company risky, please see the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor (the “Investor”) to exercise in full the outstanding 2024 RDO Warrants. In consideration for the immediate and full exercise of the 2024 RDO Warrants, the Investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “2025 RDO Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”).

The 2025 RDO Warrants will become exercisable six months from issuance, with an expiration date five years after the exercise date, with an exercise price per share equal to $9.00.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on March 27,2025).	8-K	3/27/2025	001-40031	3.1
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

Date: May 2, 2025	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2025	By:	/s/ Julie Peffer
	Name	Julie Peffer
	Title:	Chief Financial Officer (Principal Financial Officer)