Form 10-Q
period 2025-06-30
BigBear.ai Holdings, Inc.
filed 2025-08-11
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 370,703,198 shares of our common stock, $0.0001 par value per share, outstanding as of August 8, 2025.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
June 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$390,845	$50,141
Accounts receivable, less allowance for credit losses of $438 as of June 30, 2025 and $127 as of December 31, 2024	28,342	38,953
Contract assets	701	895
Prepaid expenses and other current assets	4,395	3,768
Total current assets	424,283	93,757
Non-current assets:
Property and equipment, net	1,425	1,566
Goodwill	48,446	119,081
Intangible assets, net	115,621	119,119
Right-of-use assets	8,639	9,263
Other non-current assets	958	990
Total assets	$599,372	$343,776

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,440	$8,455
Short-term debt, including current portion of long-term debt	367	818
Accrued liabilities	16,555	19,496
Contract liabilities	4,466	2,541
Current portion of long-term lease liability	1,096	1,068
Derivative liabilities	193,199	170,515
Other current liabilities	2,522	73
Total current liabilities	221,645	202,966
Non-current liabilities:
Long-term debt, net	102,683	135,404
Long-term lease liability	8,494	9,120
Total liabilities	332,822	347,490
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit)
Common stock, par value $0.0001; 500,000,000 shares authorized and 369,171,608 shares issued and outstanding at June 30, 2025 and 251,554,378 shares issued and outstanding at December 31, 2024	39	26
Additional paid-in capital	1,186,256	625,130
Treasury stock, at cost 9,952,803 shares at June 30, 2025 and December 31, 2024	(57,350)	(57,350)
Accumulated deficit	(862,246)	(571,641)
Accumulated other comprehensive (loss) income	(149)	121
Total stockholders’ equity (deficit)	266,550	(3,714)
Total liabilities and stockholders’ equity (deficit)	$599,372	$343,776

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited,in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$32,472	$39,783	$67,229	$72,904
Cost of revenues	24,359	28,720	51,728	54,855
Gross margin	8,113	11,063	15,501	18,049
Operating expenses:
Selling, general and administrative	21,487	23,364	44,219	40,312
Research and development	4,393	3,565	8,559	4,709
Restructuring charges	1,899	457	3,597	1,317
Transaction expenses	—	347	—	1,450
Goodwill impairment	70,636	—	70,636	85,000
Operating loss	(90,302)	(16,670)	(111,510)	(114,739)
Interest expense	4,419	6,452	9,535	12,837
Net increase (decrease) in fair value of derivatives	135,751	(8,081)	169,087	15,726
Loss on extinguishment of debt	—	—	2,577	—
Other income, net	(1,867)	(617)	(2,143)	(1,072)
Loss before taxes	(228,605)	(14,424)	(290,566)	(142,230)
Income tax expense	14	15	39	1
Net loss	$(228,619)	$(14,439)	$(290,605)	$(142,231)

Basic net loss per share	$(0.71)	$(0.06)	$(0.97)	$(0.66)
Diluted net loss per share	$(0.71)	$(0.06)	$(0.97)	$(0.66)

Weighted-average shares outstanding:
Basic	320,591,204	246,303,139	299,666,133	216,754,082
Diluted	320,591,204	246,303,139	299,666,133	216,754,082

Other comprehensive loss
Foreign currency translation	(282)	—	(270)	—
Total other comprehensive loss	(282)	—	(270)	—
Total comprehensive loss	$(228,901)	$(14,439)	$(290,875)	$(142,231)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Three Months Ended June 30, 2025
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	equity
As of March 31, 2025	289,052,369	$31	$888,608	$133	$(57,350)	$(633,627)	$197,795
Net loss	—	—	—	—	—	(228,619)	(228,619)
Foreign currency translation adjustments, net of tax	—	—	—	(282)	—	—	(282)
Equity-based compensation expense	—	—	4,319	—	—	—	4,319
Exercise of options	141,780	—	240	—	—	—	240
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Issuance of shares for equity-based compensation awards, net	3,004,152	—	(362)	—	—	—	(362)
Issuance of shares under ATM	75,317,313	8	288,287	—	—	—	288,295
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550

	Three Months Ended June 30, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	equity
As of March 31, 2024	246,061,379	$25	$604,384	$—	$(57,350)	$(403,886)	$143,173
Net loss	—	—	—	—	—	(14,439)	(14,439)
Equity-based compensation expense	—	—	5,749	—	—	—	5,749
Exercise of options	22,780	—	33	—	—	—	33
Issuance of shares for equity-based compensation awards, net	215,700	—	(378)	—	—	—	(378)
Issuance of shares purchased under ESPP	474,325	—	607	—	—	—	607
As of June 30, 2024	246,774,184	$25	$610,395	$—	$(57,350)	$(418,325)	$134,745

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Six Months Ended June 30, 2025
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	deficit
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(290,605)	(290,605)
Foreign currency translation adjustments, net of tax	—	—	—	(270)	—		(270)
Equity-based compensation expense	—	—	11,719	—	—	—	11,719
Exercise of options	1,125,214	—	1,633	—	—	—	1,633
Issuance of shares for equity-based compensation awards, net	6,124,374	2	(1,681)	—	—	—	(1,679)
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Proceeds from the exercise of the 2024 warrants	14,800,000	1	113,952	—	—	—	113,953
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
Issuance of shares from at-the-market offering	77,253,313	8	294,742	—	—	—	294,750
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550

	Six Months Ended June 30, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	Comprehensive Income	stock	deficit	(deficit) equity
As of December 31, 2023	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)
Net loss	—	—	—	—	—	(142,231)	(142,231)
Foreign currency translation adjustments, net of tax	—	—	—	—	—	—	—
Equity-based compensation expense	—	—	10,906	—	—	—	10,906
Exercise of options	87,324	—	119	—	—	—	119
Issuance of common shares as consideration for the acquisition of Pangiam	61,838,072	6	207,770	—	—	—	207,776
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Issuance of shares for equity-based compensation awards, net	4,311,703	—	(3,140)	—	—	—	(3,140)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	474,325	—	607	—	—	—	607
As of June 30, 2024	246,774,184	$25	$610,395	$—	$(57,350)	$(418,325)	$134,745

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(290,605)	$(142,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	6,921	5,346
Amortization of debt issuance costs and discount	4,790	6,743
Equity-based compensation expense	11,719	10,906
Goodwill impairment	70,636	85,000
Non-cash lease expense	624	363
Provision for doubtful accounts	351	176
Deferred income tax benefit	—	(37)
Loss on extinguishment of debt	2,577	—
Increase in fair value of derivatives	169,087	15,726
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	10,267	(6,232)
Decrease in contract assets	194	3,781
(Increase) decrease in prepaid expenses and other assets	(592)	1,243
Decrease in accounts payable	(5,039)	(5,047)
Increase in accrued expenses	4,765	1,652
Increase in contract liabilities	1,925	1,469
Increase (decrease) in other liabilities	1,848	(275)
Net cash used in operating activities	(10,532)	(21,417)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	13,935
Purchases of property and equipment	(85)	(167)
Capitalized software development costs	(2,699)	(3,225)
Net cash (used in) provided by investing activities	(2,784)	10,543
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	64,673	53,809
Payment of RDO and PIPE transaction costs	(551)	—
Repayment of short-term borrowings	(451)	(812)
Proceeds from at-the-market offering	300,000	—
Payment of transaction costs for at-the-market offering	(5,250)	—
Payment of debt issuance costs to third parties	(4,679)	—
Issuance of common stock upon ESPP purchase	1,069	607
Proceeds from exercise of options	1,633	119
Payments of tax withholding from the issuance of common stock	(1,679)	(3,140)
Net cash provided by financing activities	354,765	50,583
Effect of foreign currency rate changes on cash and cash equivalents	(745)	—
Net increase in cash and cash equivalents	340,704	39,709
Cash and cash equivalents at the beginning of period	50,141	32,557
Cash and cash equivalents at the end of the period	$390,845	$72,266

Cash paid during the period for:
Interest	$2,299	$—
Income taxes	$(14)	$—

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$135,597	$—
Issuance of shares for paid-in-kind interest on 2029 Convertible Notes	$4,095	$—
Issuance of common stock as consideration for the acquisition of Pangiam	$—	$207,770
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

We ceased to qualify as an emerging growth company as of June 30, 2025. This change in status is due to our classification as a large accelerated filer, as our public float exceeded $700 million as of June 30, 2025. Beginning with the current fiscal year, we will be subjected to increased disclosure and compliance obligations, including the requirement to obtain an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Note 3—Restatement of Previously Issued Financial Statements

As previously disclosed in Note 2—Restatement of Previously Issued Financial Statements to the Company’s consolidated financial statements as of and for the year ended December 31, 2024, management identified a material error in the previously reported financial statements related to its convertible notes issued in December 2021 and due in December 2026 (“2026 Notes”). The conversion option embedded within the 2026 Notes was incorrectly deemed to be eligible for a scope exception from the bifurcation requirements of ASC 815-15 and therefore required bifurcation as a derivative (“2026 Notes Conversion Option”). The 2026 Notes include certain adjustments to the conversion rate that violate the “fixed-for-fixed” criteria described in Accounting Standards Codification (“ASC”) 815-40. As a result, the prior period consolidated financial statements have been restated to reflect the issuance of the 2026 Notes Conversion Option at fair value as of December 7, 2021 and the subsequent remeasurement to fair value at each reporting date. Changes in the fair value of the 2026 Notes Conversion Option are recorded in the consolidated statements of operations. Bifurcation of the 2026 Notes Conversion Option from its host results in a discount to the 2026 Notes par value. The amortization of the discount to the par value of the 2026 Notes is recorded in the consolidated statements of operations as non-cash interest expense using the effective interest rate method.

The effect of the correction noted above on the Company’s consolidated statement of operations for the three and the six months ended June 30, 2024 was as follows:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Unaudited consolidated statements of operations	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Revenues	$39,783	$—	$39,783	$72,904	$—	$72,904
Cost of revenues	28,720	—	28,720	54,855	—	54,855
Gross margin	11,063	—	11,063	18,049	—	18,049
Operating expenses:
Selling, general and administrative	23,364	—	23,364	40,312	—	40,312
Research and development	3,565	—	3,565	4,709	—	4,709
Restructuring charges	457	—	457	1,317	—	1,317
Transaction expenses	347	—	347	1,450	—	1,450
Goodwill impairment	—	—	—	85,000	—	85,000
Operating loss	(16,670)	—	(16,670)	(114,739)	—	(114,739)
Interest expense	3,551	2,901	6,452	7,106	5,731	12,837
Net increase in fair value of derivatives	(7,882)	(199)	(8,081)	16,110	(384)	15,726
Other income	(617)	—	(617)	(1,072)	—	(1,072)
Loss before taxes:	(11,722)	(2,702)	(14,424)	(136,883)	(5,347)	(142,230)
Income tax benefit	15	—	15	1	—	1
Net loss	$(11,737)	$(2,702)	$(14,439)	$(136,884)	$(5,347)	$(142,231)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The effect of the correction noted above on the Company’s consolidated statement of cash flows for the six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
Unaudited consolidated statement of cash flows	As reported	Adjustment	Restated
Net loss	$(136,884)	$(5,347)	$(142,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5,346	—	5,346
Amortization of debt issuance costs and discount	1,012	5,731	6,743
Equity-based compensation expense	10,906	—	10,906
Goodwill impairment	85,000	—	85,000
Non-cash lease expense	363	—	363
Provision for doubtful accounts	176	—	176
Deferred income tax benefit	(37)	—	(37)
Net increase in fair value of derivatives	16,110	(384)	15,726
Changes in assets and liabilities:
Increase in accounts receivable	(6,232)	—	(6,232)
Decrease in contract assets	3,781	—	3,781
Decrease in prepaid expenses and other assets	1,243	—	1,243
Decrease in accounts payable	(5,047)	—	(5,047)
Increase in accrued liabilities	1,652	—	1,652
Increase in contract liabilities	1,469	—	1,469
Increase in other liabilities	(275)	—	(275)
Net cash used in operating activities	(21,417)	—	(21,417)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	13,935	—	13,935
Purchases of property and equipment	(167)	—	(167)
Capitalized software development costs	(3,225)	—	(3,225)
Net cash provided by investing activities	10,543	—	10,543
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—	53,809
Repayment of short-term borrowings	(812)	—	(812)
Issuance of common stock upon ESPP purchase	607	—	607
Proceeds from exercise of options	119	—	119
Payments of tax withholding from the issuance of common stock	(3,140)	—	(3,140)
Net cash provided by financing activities	50,583	—	50,583
Effect of foreign currency rate changes on cash and cash equivalents	—	—	—
Net increase in cash and cash equivalents	39,709	—	39,709
Cash and cash equivalents at the beginning of the period	32,557	—	32,557
Cash and cash equivalents at the end of the period	$72,266	$—	$72,266

Note 4—Restructuring Charges

The following table presents the employee separation costs, net of tax, associated with the Company’s organizational restructuring for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee separation costs	$1,899	$457	$3,597	$1,317

			As of
			June 30, 2025	June 30, 2024
Unpaid employee separation costs			$2,129	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in accrued restructuring charges for the six months ended June 30, 2025:

Total
As of December 31, 2024	$—
Additions	3,597
Settlements	(1,468)
As of June 30, 2025	$2,129

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the consolidated statement of operations. The restructuring accrual is included in the accrued liabilities line in the consolidated balance sheet.

The total charges for the 2024 restructuring event were $1.3 million and as of June 30, 2024, there were no remaining payments to be made.

The total charges for the 2025 restructuring event were $3.6 million and as of June 30, 2025, there is $2.1 million left to be paid under the 2025 restructuring event, the final payment will be completed in the second fiscal quarter of 2025.

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

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at December 31, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	(369)	5,479
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(1,066)	$66,121
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Deferred revenue	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	169	55,359
Goodwill	$156,086	$(688)	$155,398

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	February 29 2024	Weighted-average estimated useful lives
Technology	$14,835	7 years
Trade names	1,560	5 years
Customer relationships	21,670	20 years
Total intangible assets	$38,065

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the net revenues, net loss and transaction expenses included in the results of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$10,761	$10,551	$21,485	$13,990
Net loss	(4,233)	(89,056)	(8,306)	(87,929)

Transaction expenses related to the Pangiam Acquisition	—	—	—	1,450

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the six months ended June 30, 2024 as though the acquisition of Pangiam had been completed as of January 1, 2024.

Pro forma for the six months ended
June 30, 2024
Net revenue	$79,215
Net loss	$(141,040)

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

Certain warrants that were issued at BigBear.ai’s initial public offering (“IPO Private Warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE Warrants”), and warrants issued in BigBear.ai’s 2023, 2024 and 2025 registered direct offering warrants (“RDO Warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”). The conversion options of the 2026 Convertible Notes (“2026 Notes Conversion Option”) and 2029 Convertible Notes (“2029 Notes Conversion Option”) are valued using a binomial lattice convertible bond model and discounted cash flow method, considering the traded price of the 2026 Convertible Notes and 2029 Convertible Notes, respectively, and other unobservable input assumptions. The 2026 Notes Conversion Option, 2029 Notes Conversion Option, IPO Private Warrants, PIPE Warrants and RDO Warrants are considered to be Level 3 fair value measurements. See Note 17—Derivatives for information on the Level 3 inputs used to value the IPO Private Warrants, PIPE Warrants, RDO Warrants, 2026 Notes Conversion Option, and the 2029 Notes Conversion Option.

The table below presents the financial assets and liabilities measured at fair value :

		June 30, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2029 Notes Conversion Option	Derivative liabilities	$—	$—	$169,135	$169,135
2026 Notes Conversion Option	Derivative liabilities	—	—	2,468	2,468
IPO Private Warrants	Derivative liabilities	—	—	220	220
2025 RDO Warrants	Derivative liabilities	—	—	21,376	21,376
Total recurring fair value measurements:		$—	$—	$193,199	$193,199

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

		June 30, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Nonrecurring fair value measurement:
Goodwill(2)	Goodwill	$—	$—	$48,446	$48,446

		December 31, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
IPO Private Warrants	Derivative liabilities	$—	$—	$290	$290
2024 PIPE Warrants	Derivative liabilities	—	—	32,760	32,760
2024 RDO Warrants	Derivative liabilities	—	—	21,634	21,634
2029 Notes Conversion Option	Derivative liabilities	—	—	115,831	115,831
Total recurring fair value measurements:		$—	$—	$170,515	$170,515

Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	$—	$—	$119,081	$119,081
(1) As of March 31, 2024, in accordance with Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter of 2024. Differences between the implied fair value of $119.1 million and the balance as of December 31, 2024 relate to subsequent measurement period adjustments.
2) As of June 30, 2025, in accordance with Subtopic 350-20, goodwill with a carrying amount $119.1 million was written down to its implied fair value of $48.4 million, resulting in an impairment charge of $70.6 million, which was included in earnings during the second quarter of 2025.

The changes in the fair value of the Level 3 liabilities are as follows:

	IPO private warrants	2026 Notes Conversion Option	2024 PIPE warrants	2024 RDO Warrants	2025 RDO warrants	2029 Notes Conversion Option
December 31, 2024	$290	$—	$32,760	$21,634	$—	$115,831
Additions	—	—	—	—	18,586	—
Changes in fair value	(70)	2,468	42,480	17,631	2,790	53,304
Settlements	—	—	(75,240)	(39,265)	—	—
June 30, 2025	$220	$2,468	$—	$—	$21,376	$169,135

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Second Quarter of Fiscal 2025

During the second quarter of fiscal 2025, we performed a triggering event analysis to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying value. It was determined that there was a triggering event related to the downward revisions of the short and long-term forecasts. As a result of this assessment, we performed a quantitative impairment analysis and the Company recorded a $70.6 million non-cash impairment charge during the three months ended June 30, 2025. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

Accumulated impairment losses to goodwill were $209.2 million as of June 30, 2025.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2024	$119,081
Impairment of Goodwill	(70,636)
As of June 30, 2025	$48,446

Note 8—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	June 30, 2025
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(18,472)	$—	$77,798	20
Technology	41,035	(19,596)	—	21,439	7
Software for sale	16,870	(2,166)	491	15,195	3
Trade name	1,560	(371)	—	1,189	5
Total	$155,735	$(40,605)	$491	$115,621

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(16,064)	$—	$80,206	20
Technology	41,035	(16,665)	—	24,370	7
Software for sale	14,459	(927)	(289)	13,243	3
Trade name	1,560	(260)	—	1,300	5
Total	$153,324	$(33,916)	$(289)	$119,119

The table below presents all amortization expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total amortization expense related to intangible assets	$3,340	$2,794	$6,690	$5,133

Amortization expense related to capitalized software	$615	$224	$1,240	$224

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of June 30, 2025:

Remainder of 2025	$11,710
2026	14,190
2027	10,979
2028	8,209
2029	6,835
Thereafter	63,698
Total estimated amortization expense	$115,621

Note 9—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	June 30, 2025	December 31, 2024
Prepaid insurance	$482	$1,021
Prepaid taxes	1,523	249
Prepaid software and subscriptions	1,530	2,074
Other prepaid expenses	860	424
Total prepaid expenses and other current assets	$4,395	$3,768

Note 10—Accrued Liabilities
The table below presents details on accrued liabilities:

	June 30 2025	December 31 2024
Payroll accruals(1)	$13,600	$13,533
Accrued interest	408	231
Legal accruals	386	450
Other accrued expenses	2,148	5,283
Impact of foreign currency translation	13	(1)
Total accrued liabilities	$16,555	$19,496
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 11—Debt

The table below presents the Company’s debt balances:

	June 30 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	367	818
Total debt	142,640	200,818
Less: unamortized debt issuance discount and costs	39,590	64,596
Total debt, net	103,050	136,222
Less: current portion	367	818
Long-term debt, net	$102,683	$135,404

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of June 30, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(1,792)	$15,876	$18,091
2029 Convertible Notes	124,605	(37,798)	86,807	261,066
Total	$142,273	$(39,590)	$102,683	$279,157

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

The following table presents supplemental information related to leases:

	June 30, 2025	June 30, 2024
Weighted average remaining lease term	7.79	5.09
Weighted average discount rate	13.62%	13.43%

The table below summarizes total lease costs for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$644	$585	$1,321	$972
Variable lease expense	73	43	168	69
Short-term lease expense	—	10	—	14
Lease expense	$717	$638	$1,489	$1,055

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sublease income recognized (1)	$69	$19	$96	$42
(1) As of June 30, 2025 and June 30, 2024, the Company has subleased four and two of its real estate leases, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents supplemental cash flow and non-cash information related to leases:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,193	$1,003
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$5,942

As of June 30, 2025, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2025	$1,164
2026	2,275
2027	1,695
2028	1,668
2029	1,713
Thereafter	7,352
Total future minimum lease payments	$15,867
Less: amounts related to imputed interest	6,277
Present value of future minimum lease payments	9,590
Less: current portion of long-term lease liability	1,096
Long-term lease liability	$8,494

Note 13—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective tax rate	—%	(0.1)%	(0.1)%	—%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three months ended June 30, 2025 and June 30, 2024. The effective tax rate for the three month periods ended June 30, 2025 and June 30, 2024 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our financial statements and do not expect this to have a material impact on our financial statements.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of June 30, 2025, the Company has accrued $0.4 million related to various ongoing legal disputes. The $0.4 million balance as of June 30, 2025, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

Note 15—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	June 30, 2025	December 31, 2024
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	369,171,608	251,554,378

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	June 30, 2025	December 31, 2024
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note 16—At-the-Market Offering

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”). which the SEC declared effective on April 21. 2023. Pursuant to the Company’s controlled equity offering agreement (the “Controlled Equity Offering Agreement”) dated as of May 10, 2024, with Cantor Fitzgerald & Co.. (“Cantor”), as sales agent, under an “at the market” offering program (the “ATM Program”), the Company agreed to pay commissions to Cantor as its sales agent for their service with respect to the sales of common stock through the ATM Program.

Pursuant to the Controlled Equity Offering Agreement, the Company may offer and sell common stock from time to time to or through Cantor, subject to the Company’s compliance with applicable laws and the applicable requirements of the Controlled Equity Offering Agreement. The Controlled Equity Offering Agreement stipulates that the Company will pay Cantor a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Cantor pursuant to the Controlled Equity Offering Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Controlled Equity Offering Agreement.

In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “May 2024 Sales Agreement”).

In June 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “June 2025 Sales Agreement”).

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM Offering that was active during the three months ended March 31, 2025 and the year ended December 31, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	May 2024 Sales Agreement	June 2025 Sales Agreement
Agreement effective date
Maximum aggregate offering price ($ thousands)	$150,000	$150,000
Maximum commissions payable to sales agents on gross proceeds from sale of shares	3.0%	3.0%
Expiration date / date substantially depleted	May 28, 2025	June 16, 2025

As of June 30, 2025:
Cumulative gross proceeds received from shares sold under such sales agreement ($ thousands)	$150,000	$150,000
Maximum aggregate offering price remaining available for sale under such sales agreement.	$—	$—

The following table summarizes the sales activity of each sales agreement that was active during 2025 or 2024 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	Six Months Ended June 30,
	2025	2024
Number of shares sold under such sales agreement:
May 2024 Sales Agreement	39,555,415	—
June 2025 Sales Agreement	37,697,898	—
Total shares sold pursuant to Common Stock ATM Offerings	77,253,313	—

Net proceeds received from shares sold under such sales agreement ($ thousands):
May 2024 Sales Agreement	$147,375	$—
June 2025 Sales Agreement	$147,375	$—
Total net proceeds received from shares sold pursuant to Common Stock ATM Offerings	$294,750	$—

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against “Additional paid-in capital” on the Consolidated Balance Sheets in the period in which the corresponding shares are issued and sold.

Note 17—Derivatives

2026 Notes Conversion Option

On December 7, 2021, the Company issued $200 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	June 30, 2025	December 31, 2024
Value of 2026 Notes Conversion Option	$2,468	$322
Conversion price	$10.61	$10.61
Common stock price	$6.79	$4.45
Expected option term (years)	1.5	1.9
Expected volatility	75.00%	40.00%
Risk-free rate of return	3.80%	4.25%
Expected annual dividend yield	—%	—%

As of June 30, 2025, the 2026 Notes Conversion Option had a fair value of $2.5 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $2.5 million was recognized during the six months ended June 30, 2025, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2025, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

The table below presents the value of the 2029 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	June 30, 2025	December 31, 2024
Value of 2029 Notes Conversion Option ($ thousands)	$169,135	$115,831
Conversion price	$3.55	$3.55
Common stock price	$6.79	$4.45
Expected option term (years)	4.5	5.0
Expected volatility	75.00%	37.60%
Risk-free rate of return	3.70%	4.30%
Expected annual dividend yield	—%	—%

As of June 30, 2025, the 2029 Notes Conversion Option had a fair value of $169.1 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $149.9 million was recognized during the six months ended June 30, 2025, and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

During the six months ended June 30, 2025, $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. During the six months ended June 30, 2025, upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is included in the net increase (decrease) in fair value of derivatives and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations. In conjunction with the conversion, a loss of $2.6 million was recognized for the three months ended March 31, 2025 related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

As of June 30, 2025, the remaining principal of the 2029 Convertible Notes outstanding was $124.6 million.

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

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the six months ended June 30, 2024 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

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

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the six months ended June 30, 2025 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

2025 RDO Warrants

In consideration for the immediate and full exercise of the 2024 RDO warrants, on February 5, 2025, the RDO Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 3,770,000 of the Company’s common stock (the “2025 RDO warrants”) in a private placement. The 2025 RDO warrants will become exercisable six months after issuance and have a five-year term, with an exercise price per share equal to $9.00.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2025	February 6, 2025
Value of each 2025 RDO warrant	$5.67	$4.93
Exercise price	$9.00	$9.00
Common stock price	$6.79	$6.77
Expected option term (years)	5.1	5.5
Expected volatility	125.00%	95.00%
Risk-free rate of return	3.76%	4.25%
Expected annual dividend yield	—%	—%

As of June 30, 2025, the 2025 RDO warrants had a fair value of $21.4 million and is presented on the consolidated balance sheets within derivative liabilities. A loss of $2.8 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the six months ended June 30, 2025 and are presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

As of June 30, 2025, there were 3,770,000 2025 RDO warrants issued and outstanding.

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

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the six months ended June 30, 2024 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

2024 PIPE Warrants

In consideration for the immediate and full exercise of the 2023 PIPE warrants, on March 5, 2024, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE warrants became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $4.75.

The table below presents the value of the 2024 PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31, 2024
Value of each 2024 PIPE warrant	$3.64
Exercise price	$4.75
Common stock price	$4.45
Expected option term (years)	4.7
Expected volatility	120.00%
Risk-free rate of return	4.32%
Expected annual dividend yield	—%

On February 10, 2025, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.2 million was recognized as a result of the change in fair value for the six months ended June 30, 2025 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the six months ended June 30, 2025 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations.

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	June 30, 2025	December 31, 2024
IPO public warrants issued	12,251,606	12,168,378
IPO public warrants outstanding	12,251,606	12,168,378

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2025	December 31, 2024
Fair value of each IPO private warrant	$2.97	$1.84
Exercise price	$11.50	$11.50
Common stock price	$6.79	$1.46
Expected option term (in years)	1.4	2.2
Expected volatility	125.00%	93.30%
Risk-free rate of return	3.82%	3.60%
Expected annual dividend yield	—%	—%

As of June 30, 2025 and December 31, 2024, the IPO private warrants have a fair value of $0.2 million and $0.3 million and are presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value for the three and the six months ended June 30, 2025 and June 30, 2024 and is presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain (loss) on change in fair value of IPO private warrants	$151	$(35)	$(69)	$(35)

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	June 30, 2025	December 31, 2024
IPO private warrants issued	74,166	157,394
IPO private warrants outstanding	74,166	157,394

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

As of June 30, 2025, there was no unrecognized compensation cost related to Tranche II Incentive Units and 1,155,000 units remain unvested.

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

During the six months ended June 30, 2025, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options to purchase shares of the Company’s common stock at a weighted-average exercise price of $3.39. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the fair value of Stock Options that were granted during the six months ended June 30, 2025 using the Black-Scholes OPM and the following assumptions:

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

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,930,602	$2.12	8.01	$10,138
Granted	671,141	3.18
Vested	—	—
Exercised	(1,319,949)	1.70
Forfeited	(769,982)	1.54
Expired	—	—
Outstanding as of June 30, 2025	2,511,812	$2.81	6.61	$10,426

Vested and exercisable as of June 30, 2025	1,476,721	$2.62	6.28	$6,484

				As of
				June 30, 2025
Unrecognized compensation costs related to the stock options				$2,494
Weighted average recognition period for unrecognized compensation costs				2.88 years

Restricted Stock Units

During the six months ended June 30, 2025, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 7,452,143 RSUs to employees and no RSUs to nonemployee directors during the six months ended June 30, 2025. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	13,870,402	$1.94
Granted	7,452,143	3.02
Vested	(4,105,068)	2.59
Forfeited	(2,985,257)	1.87
Unvested as of June 30, 2025	14,232,220	$2.50

		As of
		June 30, 2025
Unrecognized compensation costs related to the RSUs		$34,065
Weighted average recognition period for unrecognized compensation costs		1.46 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the six months ended June 30, 2025, the Company granted zero Discretionary PSUs. The Company granted 991,548 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

During the six months ended June 30, 2025, the Board approved grants of 991,548 and 1,708,283 PSUs to certain employees related to STIP PSUs for the 2024 and 2025 plan years, respectively. The 2024 STIP PSUs were granted in lieu of cash payouts and were fully vested upon award.

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,933,616	$2.88
Granted	2,699,831	3.68
Vested	(2,795,576)	2.97
Forfeited	(47,619)	3.46
Unvested as of June 30, 2025	2,790,252	$3.37

		As of
		June 30, 2025
Unrecognized compensation costs related to the PSUs		$3,940
Weighted average recognition period for unrecognized compensation costs		2.47 years

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of June 30, 2025, the Company reserved an aggregate of 5,832,221 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the six months ended June 30, 2025, 571,875 shares were sold under the ESPP. As of June 30, 2025, the Company has withheld employee contributions of $0.2 million for future ESPP purchases, which are presented on the consolidated balance

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

	June 1, 2025	December 31, 2024
Price of common stock on the grant date	$3.95	$1.50 to $2.20
Expected term (in years)	0.50	0.50
Expected volatility(1)	130.0%	122.9% to 101.0%
Risk-free rate of return	4.3%	5.3% to 4.3%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$1.99	$0.74 to $2.15
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of June 30, 2025, there was approximately $0.1 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.50 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity-based compensation expense in selling, general and administrative	$2,439	$3,980	$6,526	$6,151
Equity-based compensation expense in cost of revenues	1,349	970	3,885	3,452
Equity-based compensation expense in research and development	531	799	1,308	1,303
Total equity-based compensation expense	$4,319	$5,749	$11,719	$10,906
Note 19—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per share	2025	2024	2025	2024
Numerator:
Net loss	$(228,619)	$(14,439)	$(290,605)	$(142,231)
Denominator:
Basic	320,591,204	246,303,139	299,666,133	216,754,082
Diluted	320,591,204	246,303,139	299,666,133	216,754,082

Basic net loss per share	$(0.71)	$(0.06)	$(0.97)	$(0.66)
Diluted net loss per share	$(0.71)	$(0.06)	$(0.97)	$(0.66)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,139,040	4,126,975	2,143,037	4,172,994
Private warrants	74,166	—	74,166	—
Public warrants	12,251,606	—	12,251,606	—
2025 RDO warrants	3,770,000	—	3,770,000	—
2026 Convertible notes	1,664,939	—	1,664,939	—
2029 Convertible notes	35,100,000	—	35,100,000	—
PSUs	525,170	208,157	1,638,892	1,024,579
RSUs	11,897,674	5,919,487	12,044,401	3,628,819
ESPP	420,465	1,365,919	497,884	1,247,297
Total	67,843,060	11,620,538	69,184,925	10,073,689

Note 20—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Time and materials	$20,615	$23,377	$43,847	$41,337
Firm fixed price	6,685	11,639	13,787	21,685
Cost-reimbursable	5,172	4,767	9,595	9,882
Total revenues	$32,472	$39,783	$67,229	$72,904

The majority of the Company’s revenue is recognized over time. Revenue derived from contracts that recognize revenue at a point in time was insignificant for all periods presented.

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning balance	$127	$171	$127	$230
Additions	351	73	351	73
Write-offs	(40)	(117)	(40)	(176)
Recoveries	—	—	—	—
Ending balance	$438	$127	$438	$127

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A(1)	$3,562	11%	$10,160	15%
Customer B(1)	4,873	15%	9,214	14%
Customer C	—	—%	—	—%
Customer D(1)	3,267	10%	6,831	10%
Customer E(1)	3,462	11%	6,962	10%
Customer F(1)	5,270	16%	9,999	15%
All others	12,038	37%	24,063	36%
Total revenues	$32,472	100%	$67,229	100%

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A(1)	$5,832	15%	$12,182	17%
Customer B(1)	4,877	12%	9,471	13%
Customer C(1)	5,305	13%	12,418	17%
Customer D	—	—%	—	—%
Customer E	—	—%	—	—%
Customer F	—	—%	—	—%
All others	23,769	60%	38,833	53%
Total revenues	$39,783	100%	$72,904	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	June 30, 2025	December 31, 2024
Contract assets	$701	$895
Contract liabilities	$4,466	$2,541

The change in contract assets between December 31, 2024 and June 30, 2025 was primarily driven by invoices being issued for services previously rendered. The change in contract liability balances between December 31, 2024 and June 30, 2025 was primarily driven by upfront payments for services yet to be rendered to customers. Revenue recognized in the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $1.5 million.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net EAC Adjustments, before income taxes	$522	$(104)	$932	$(344)
Net EAC Adjustments, net of income taxes	$412	$(82)	$737	$(271)
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$—	$—

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $86.1 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter assuming completion of these contracts without any reductions in scope or termination.

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

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Revenues	$32,472		$39,783		$67,229		$72,904
Less significant segment expenses:
Adjusted cost of revenues	22,396	(a)	25,843	(a)	46,605	(a)	51,179	(a)
Adjusted selling and marketing	2,025	(b)	1,247	(b)	3,714	(b)	2,514	(b)
Adjusted general and administrative	12,804	(c)	15,386	(g)	24,983	(c)	21,011	(g)
Adjusted research and development	3,861	(d)	3,232	(d)	7,250	(d)	3,406	(d)
Restructuring charges	—		457		—		1,317
Transaction expenses	—		347		—		1,450
Goodwill impairment	70,636		—		70,636		85,000
Equity-based compensation expense	4,319		5,157		11,719		10,906
Net increase (decrease) in fair value of derivatives	135,751		(8,081)		169,087		15,726
Interest income	(1,704)		(725)		(2,260)		(1,172)
Interest expense	4,419		6,452		9,535		12,837
Depreciation and amortization	3,451		2,907		6,921		5,346
Loss on extinguishment of debt	—		—		2,577		—
Other segment items	3,133	(e)	2,000	(h)	7,067	(e)	5,615	(h)
Consolidated net loss	$(228,619)		$(14,439)		$(290,605)		$(142,231)

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

(e) Other segment items included in consolidated net loss includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring integration costs, non-recurring litigation costs, restructuring charges, interest income, income tax expense, and other income and expense.

(f) Adjusted cost of revenues consists of cost of revenues adjusted to remove equity-based compensation expense.

(g) Adjusted general and administrative consists of general and administrative costs adjusted to remove depreciation and amortization costs, equity-based compensation expense, employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives, and non-recurring litigation expenses.

(h) Other segment items included in consolidated net loss includes employer payroll taxes related to equity-based compensation, non-recurring strategic initiatives costs, non-recurring litigation costs, interest income, and other income and expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s unaudited consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Quarterly Report on Form 10-Q on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the unaudited consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Quarterly Report on Form 10-Q. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, along with the primary factors that accounted for those changes. All amounts presented below are in thousands of U.S. dollars unless stated otherwise.

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

•Results of Operations: This section provides a discussion of our results of operations for three and the six months ended June 30, 2025 and June 30, 2024.

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

Recent Developments

ATM Program

The Company completed the “May 2024 Sales Agreement” and the “June 2025 Sales Agreement” during the six months ended June 30, 2025 for a total gross proceeds of $300 million and 77 million shares issued

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (the “Exchange Transaction”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock, subject to other adjustments if certain liquidity requirements are not met. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock.

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

We anticipate the federal budget, debt ceiling, regulatory environment, and potential tax reform will continue to be subject to debate and compromise shaped by, among other things, the current Administration and Congress, heightened political tensions, the global security environment, inflationary pressures, and macroeconomic conditions. The result may be shifting funding priorities, which could have material impacts on defense spending broadly and our programs. Additionally, the administration continues to take steps to evaluate government-wide and defense-specific staffing and procurement, which includes assessing mission priorities, procurement methods, program performance, and other factors and then potentially taking action based on those assessments. Those actions remain uncertain and could result in impacts to both our current and future business prospects and financial performance.

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

Income tax expense

Income tax expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$32,472	$39,783	$67,229	$72,904
Cost of revenues	24,359	28,720	51,728	54,855
Gross margin	8,113	11,063	15,501	18,049
Operating expenses:
Selling, general and administrative	21,487	23,364	44,219	40,312
Research and development	4,393	3,565	8,559	4,709
Restructuring charges	1,899	457	3,597	1,317
Transaction expenses	—	347	—	1,450
Goodwill impairment	70,636	—	70,636	85,000
Operating loss	(90,302)	(16,670)	(111,510)	(114,739)
Interest expense	4,419	6,452	9,535	12,837
Net increase (decrease) in fair value of derivatives	135,751	(8,081)	169,087	15,726
Loss on extinguishment of debt	—	—	2,577	—
Other income, net	(1,867)	(617)	(2,143)	(1,072)
Loss before taxes	(228,605)	(14,424)	(290,566)	(142,230)
Income tax expense	14	15	39	1
Net loss	$(228,619)	$(14,439)	$(290,605)	$(142,231)

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Revenues	$32,472	$39,783	$(7,311)	(18.4)%

Revenues decreased by $7.3 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to lower volume on certain Army programs.

Cost of Revenues

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Cost of revenues	$24,359	$28,720	$(4,361)	(15.2)%

Cost of revenues as a percentage of revenues	75%	72%

Cost of revenues as a percentage of total revenues increased to 75% for the three months ended June 30, 2025 as compared to 72% for the three months ended June 30, 2024. The increase in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the three months ended June 30, 2024 as compared to the three months ended June 30, 2025 The decrease in total dollars of cost of revenues is due to lower volume on certain Army programs for the three months ended June 30, 2025

SG&A

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
SG&A	$21,487	$23,364	$(1,877)	(8.0)%
SG&A as a percentage of revenues	66%	59%

SG&A expenses as a percentage of total revenues for the three months ended June 30, 2025 increased to 66% as compared to 59% for the three months ended June 30, 2024, which was primarily driven by a lower revenue base. The decrease in total dollars is due to a decrease in non-recurring strategic initiatives of $1.3 million, non-recurring integration costs of $0.9 million, and non-recurring litigation costs of $0.7 million incurred during the three months ended June 30, 2024, that did not recur during the three months ended June 30, 2025.

Research and Development

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Research and development	$4,393	$3,565	$828	23.2%

Research and development expenses increased by $0.8 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was driven by increased headcount and the timing of certain research and development projects.

Restructuring Charges

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Restructuring charges	$1,899	$457	$1,442	315.5%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Transaction Expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Transaction expenses	$—	$347	$(347)	(100.0)%

Transaction expenses for the three months ended June 30, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Net increase (decrease) in fair value of derivatives

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Net increase (decrease) in fair value of derivatives	$135,751	$(8,081)	$143,832	(1779.9)%

The net increase (decrease) in fair value of derivatives of $135.8 million for the three months ended June 30, 2025 consists of fair value remeasurements of IPO private warrants, 2029 notes conversion options, 2026 notes conversion options, and 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were fully settled as of June 30, 2025.

Interest Expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Interest expense	$4,419	$6,452	$(2,033)	(31.5)%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver. The decrease in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is due to a lower average outstanding balance. See the Liquidity and Capital Resources section below for more information.

Other income, net

	Three Months Ended June 30,		Change
	2025	2024	2025 vs 2024	%
Other income, net	$(1,867)	$(617)	$(1,250)	202.6%

The change in other income during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily driven by interest income earned on money market accounts.

Income tax expense

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Income tax expense	$14	$15	$(1)	(6.7)%
Effective tax rate	—%	(0.1)%

The effective tax rate for the three months ended June 30, 2025 and the three months ended June 30, 2024 are consistent. The effective tax rate for the three months ended June 30, 2025 and June 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of June 30, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Revenues	$67,229	$72,904	$(5,675)	(7.8)%

Revenues decreased by $5.7 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to lower volume on certain Army programs.

Cost of Revenues

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Cost of revenues	$51,728	$54,855	$(3,127)	(5.7)%
Cost of revenues as a percentage of revenues	77%	75%

Cost of revenues as a percentage of total revenues was 77% for the six months ended June 30, 2025 and 2024. The increase in cost of revenue as a percentage of total revenue and in total dollars was partially driven by a higher mix of higher margin solutions work in the six months ended June 30, 2024 as compared to the six months ended June 30, 2025.

SG&A

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
SG&A	$44,219	$40,312	$3,907	9.7%
SG&A as a percentage of revenues	66%	55%

SG&A expenses as a percentage of total revenues for the six months ended June 30, 2025 increased to 66% as compared to 55% for the six months ended June 30, 2024. The year-over-year increases include Pangiam’s headcount and operating expenses not fully included in the first quarter of 2024 (the Pangiam acquisition was completed on February 29, 2024) as well as the carrying cost of excess resource capacity due to delays in government funding on certain programs during the six months ended June 30, 2025.

Research and Development

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Research and development	$8,559	$4,709	$3,850	81.8%

Research and development expenses increased by $3.9 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring Charges

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Restructuring charges	$3,597	$1,317	$2,280	173.1%

Restructuring charges increased by $2.3 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction Expenses

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Transaction expenses	$—	$1,450	$(1,450)	(100.0)%

Transaction expenses for the six months ended June 30, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Goodwill Impairment

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Goodwill impairment	$70,636	$85,000	$(14,364)	(16.9)%

During the six months ended June 30, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, primarily driven by a change in forecast during the second quarter of 2025.

During the six months ended June 30, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the first quarter of 2024 compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net increase (decrease) in fair value of derivatives

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Net increase (decrease) in fair value of derivatives	$169,087	$15,726	$153,361	975.2%

The net increase (decrease) in fair value of derivatives of $169.1 million for the six months ended June 30, 2025 includes fair value remeasurements of the 2029 Notes Conversion Option, IPO private warrants, 2026 Notes Conversion Option, and the 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were exercised and fully settled during the six months ended June 30, 2025. In connection with the exercise of the 2024 RDO warrants, the Company issued 3.77 million RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were exercised and fully settled during the six months ended June 30, 2024. The net increase (decrease) in fair value of derivatives for the six months ended June 30, 2024 includes the fair value remeasurements of the IPO private warrants, the 2024 PIPE and 2024 RDO warrants.

Interest Expense

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Interest expense	$9,535	$12,837	$(3,302)	(25.7)%

Interest expense during the six months ended June 30, 2025 and 2024 consists primarily of interest expense, debt issuance discount amortization, and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to conversion activity during the six months ended June 30, 2025.

Other income, net

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Other income, net	$(2,143)	$(1,072)	$(1,071)	99.9%

The change in other income during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily driven by interest income earned on money market accounts, partially offset by losses on foreign currency transactions. The increase in interest income is primarily related to a higher average cash balance during the six months ended June 30, 2025

Income tax expense

	Six Months Ended June 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Income tax expense	$39	$1	$38	3800.0%
Effective tax rate	(0.1)%	—%

The effective tax rate for the six months ended June 30, 2025 and the six months ended June 30, 2024 are consistent. The effective tax rate for the six months ended June 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The expense for the six months ended June 30, 2025 primarily relates to income derived from our United Kingdom entity.

As of June 30, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

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
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(228,619)	$(14,439)	$(290,605)	$(142,231)
Interest expense	4,419	6,452	9,535	12,837
Interest income	(1,704)	(725)	(2,260)	(1,172)
Income tax expense	14	15	39	1
Depreciation and amortization	3,451	2,907	6,921	5,346
EBITDA	(222,439)	(5,790)	(276,370)	(125,219)
Adjustments:
Equity-based compensation	4,319	5,749	11,719	10,906
Employer payroll taxes related to equity-based compensation(1)	611	48	1,626	712
Net increase (decrease) in fair value of derivatives(2)	135,751	(8,081)	169,087	15,726
Restructuring charges(3)	1,899	457	3,597	1,317
Non-recurring strategic initiatives(4)	717	2,040	1,611	3,374
Non-recurring litigation(5)	8	666	30	545
Transaction expenses(6)	—	347	—	1,450
Non-recurring integration costs(7)	—	883	—	883
Goodwill impairment(8)	70,636	—	70,636	85,000
Loss on extinguishment of debt(9)	—	—	2,577	—
Adjusted EBITDA	$(8,498)	$(3,681)	$(15,487)	$(5,306)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.

(2)
The change in fair value of derivatives during the three months ended June 30, 2025 relates to the remeasurement of the 2025 warrants, IPO warrants and the 2026 and 2029 Notes Conversion Options derivative liabilities. The change during the six months ended June 30, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants (the “2024 Warrants”) and issuance of the warrants in 2025 (the “2025 Warrants”) in connection with the warrant exercise agreements entered into on February 5, 2025. During the six months ended June 30, 2025, there was loss related to a mark-to-market adjustment of $59.9M adjustment for the debt to equity conversions during the period. There was an offsetting gain related to the fair market value adjustment on the 2025 warrants and the private warrants of $2.6 million. Additionally, there was an loss of $7.0 million fair market value adjustment of the 2026 and 2029 Notes Conversion Option, during the six months ended June 30, 2025.

The decrease in fair value of derivatives during the three months ended June 30, 2024 relates to remeasurement of the 2024 Warrants and IPO Warrant’s fair value. The increase in fair value of derivatives during the six months ended June 30, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. This loss was offset by gains of $10.6 million, net of cash proceeds received, related to the issuance of warrants in 2024 (the “2024 Warrants”). In addition, an $18.3 million reduction in fair value was recorded on the 2024 Warrants issued in connection with the warrant exercise agreements as the fair value decreased from the issue date to quarter end.

(3)
During the three and six months ended June 30, 2025 and June 30, 2024, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

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
(8)
During the three months ended March 31, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam. During the six months ended June 30, 2025, the company recognized a non-cash goodwill impairment charge of $70.6 million, primarily driven by a change in forecast during the second quarter of 2025.

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

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(10,532)	$(21,417)
Capital expenditures, net	(2,784)	10,543
Free cash flow	$(13,316)	$(10,874)

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

Our contracts with some customers, including the federal government, generally include termination for convenience provisions pursuant to which the customer can unilaterally elect to terminate the contract. In the event of termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. As a result, contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue may differ from backlog estimates, particularly if customers, including the federal government, exercise their rights to terminate contracts with us pursuant to the termination for convenience provisions.

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

The following table summarizes certain backlog information (in thousands):

	June 30, 2025	December 31, 2024
Funded	$16,229	$46,552
Unfunded	69,883	72,474
Priced, unexercised options	278,816	283,258
Unpriced, unexercised options	15,504	16,021
Total backlog	$380,432	$418,305

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

ATM Program

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”). which the SEC declared effective on April 21, 2023. In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s controlled equity offering agreement, dated as of May 10, 2024 (the “Controlled Equity Offering Agreement”), with Cantor Fitzgerald & Co.. (“Cantor”), as sales agent, under an “at the market” offering program (the “May 2024 Sales Agreement”).

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

In June 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “June 2025 Sales Agreement”).

During the six months ended June 30, 2025, the Company sold 39,555,415 shares of common stock under the May 2024 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of June 30, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

During the six months ended June 30, 2025, the Company sold 37,697,898 shares of common stock under the June 2025 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of June 30, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

As of June 30, 2025, there is no remaining capacity under the 2023 Shelf Registration Statement.

While we intend to reduce debt over time using cash provided by operations, we may also attempt to meet long-term debt obligations, if necessary, by obtaining capital from a variety of additional sources or by refinancing existing obligations. These sources include public or private capital markets, bank financings, proceeds from dispositions or other third-party sources.

Our available liquidity as of June 30, 2025 and December 31, 2024, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	June 30, 2025	December 31, 2024
Available cash and cash equivalents	$390,845	$50,141
Total available liquidity	$390,845	$50,141

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	June 30, 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	367	818
Total debt	142,640	200,818
Less: unamortized debt issuance discount and costs	39,590	64,596
Total debt, net	103,050	136,222
Less: current portion	367	818
Long-term debt, net	$102,683	$135,404

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. The 2029 Convertible Notes added a covenant that requires the Company to maintain liquidity of at least $15 million measured as of the last business day of any month. As of June 30, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of June 30, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(1,792)	$15,876	$18,091
2029 Convertible Notes	124,605	(37,798)	86,807	261,066
Total	$142,273	$(39,590)	$102,683	$279,157

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

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	(10,532)	(21,417)
Net cash (used in) provided by investing activities	(2,784)	10,543
Net cash provided by financing activities	354,765	50,583
Effect of foreign currency rate changes on cash and cash equivalents	(745)	—
Net increase in cash and cash equivalents	340,704	39,709
Cash and cash equivalents at the beginning of period	50,141	32,557
Cash and cash equivalents at the end of the period	$390,845	$72,266

Operating activities

For the six months ended June 30, 2025, net cash used in operating activities was $10.5 million. Net loss before deducting depreciation, amortization and other non-cash items was $23.9 million and was further impacted by a favorable change in net working capital of $13.4 million which partially offset operating cash outflows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $10.3 million, an increase in accrued expenses of $4.8 million, an increase in other liabilities of $1.8 million, an increase in contract liabilities of $1.9 million, and a decrease in contract assets of $0.2 million. These were partially offset by a decrease in accounts payable of $5.0 million and an increase in prepaid expenses and other assets of $0.6 million.

For the six months ended June 30, 2024, net cash used in operating activities was $21.4 million. Net loss before deducting depreciation, amortization and other non-cash items was $18.0 million and was further impacted by an unfavorable change in net working capital of $3.4 million which reduced operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $6.2 million and a decrease in accounts payable of $5.0 million. These were partially offset by an increase in accrued liabilities of $1.7 million, a decrease in contract assets of $3.8 million, an increase in contract liabilities of $1.5 million, a decrease in prepaid expenses and other assets of $1.2 million, and an increase in other liabilities of $0.3 million.

Investing activities

For the six months ended June 30, 2025, net cash used in investing activities was $2.8 million, primarily consisting of capitalized software development costs of $2.7 million.

For the six months ended June 30, 2024, net cash provided by investing activities was $10.5 million, primarily consisting of cash acquired from the Pangiam acquisition of $13.9 million, partially offset by capitalized software development costs of $3.2 million.

Financing activities

For the six months ended June 30, 2025, net cash provided by financing activities was $354.8 million, primarily consisting of the net proceeds from the exercise of the 2024 PIPE warrants and 2024 RDO warrants of $64.7 million and proceeds of $294.8 million from the issuance of common stock under our ATM Program. These cash inflows were partially offset by payment of debt issuance costs to third parties in connection with the Exchange Transaction of $4.7 million, payment of transaction costs in connection with the ATM of $5.3 million, and payment of taxes related to net share settlement of equity awards of $1.7 million.

For the six months ended June 30, 2024, net cash provided by financing activities was $50.6 million, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards of $3.1 million and the net repayment of $0.8 million related to the 2023 D&O Financing Loan.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting. The material weaknesses were identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed during 2025.

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2025.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on March 27,2025).	8-K	3/27/2025	001-40031	3.1
10.1	Offer Letter, dated as of June 6, 2025, between BigBear.ai Holdings, Inc. and Sean Ricker.	8-K	6/6/2025	001-40031	10.1
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

Date: August 11, 2025	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer (Principal Financial Officer)