Form 10-Q
period 2025-09-30
BigBear.ai Holdings, Inc.
filed 2025-11-10
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 436,551,228 shares of our common stock, $0.0001 par value per share, outstanding as of November 7, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, our objectives for future operations and our planned acquisition of Ask Sage (as defined herein), are forward-looking statements. Forward-looking statements generally are accompanied by words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” and similar expressions that predict or indicate future events or trends or that are not statements of historical matters. These forward-looking statements include, but are not limited to, statements regarding BigBear.ai’s industry, future events, and other statements that are not historical facts. These statements are based on current expectations and beliefs concerning future developments and their potential effects on us and should not be relied upon as representing BigBear.ai’s assessment as of any date subsequent to the date of the release of this Quarterly Report on Form 10-Q. There can be no assurance that future developments affecting us will be those that we have anticipated. Many actual events and circumstances are beyond our control.

These forward-looking statements are subject to a number of risks and uncertainties, including those relating to: failure to consummate the proposed transactions; failure to make or take any filing or other action required to consummate the proposed transactions in a timely matter or at all; failure to obtain applicable regulatory or shareholder approvals in a timely manner or otherwise; failure to satisfy other closing conditions to the proposed transactions; the potential impact of announcement or consummation of the proposed transactions on relationships with third parties, including clients, employees and competitors; risks that the new businesses will not be integrated successfully or that the combined companies will not realize estimated cost savings; failure to realize anticipated benefits of the combined operations; potential litigation relating to the proposed transactions and disruptions from the proposed transactions that could harm BigBear.ai’s or Ask Sage’s respective businesses; changes in domestic and foreign business, market, financial, political, and legal conditions; the uncertainty of projected financial information; delays caused by factors outside of our control, including changes in fiscal or contracting policies or decreases in available government funding; changes in government programs or applicable requirements or budgetary constraints, including any potential constraints as a result of recent or future federal government layoffs, including automatic reductions as a result of “sequestration” or similar measures and constraints imposed by any lapses in appropriations for the federal government or certain of its departments and agencies, including government shutdowns or the ability of the U.S. federal government to unilaterally cancel a contract with or without cause, and more specifically, the potential impact of the U.S. DOGE Service Temporary Organization on government spending and terminating contracts for convenience; implementation of spending limits or changes in budgetary constraints; influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; changes in our ability to successfully compete for and receive task orders and generate revenue under Indefinite Delivery/Indefinite Quantity contracts; our ability to realize the benefits of our strategic partnerships; risks that the new businesses will not be integrated successfully or that the combined companies will not realize estimated cost savings; failure to realize anticipated benefits of the combined operations; potential delays or changes in the government appropriations or procurement processes, including as a result of events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics; and those factors discussed in the Company’s reports and other documents filed with the SEC, including under the heading “Risk Factors” of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in the Company’s filings with the SEC. If any of these risks materialize or our assumptions prove incorrect, actual results could differ materially from those projected by these forward-looking statements. There may be additional risks that BigBear.ai presently does not know or that BigBear.ai currently believes are immaterial which could also cause actual results to differ from those contained in the forward-looking statements. In addition, forward-looking statements reflect BigBear.ai’s expectations, plans or forecasts of future events and views as of the date of the release of this Quarterly Report on Form 10-Q. BigBear.ai anticipates that subsequent events and developments will cause BigBear.ai’s assessments to change. However, while BigBear.ai may elect to update these forward-looking statements at some point in the future, BigBear.ai specifically disclaims any obligation to do so except as may be required by law. Accordingly, undue reliance should not be placed upon the forward-looking statements.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

It is not possible to predict or identify all such risks. Accordingly, undue reliance should not be placed upon the forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
September 30, 2025

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$456,580	$50,141
Held-to-maturity investments, at amortized cost (fair value of $130,159 at September 30, 2025 and $— at December 31, 2024)	130,084	—
Accounts receivable, less allowance for credit losses of $438 as of September 30, 2025 and $127 as of December 31, 2024	24,371	38,953
Contract assets	2,180	895
Prepaid expenses and other current assets	6,546	3,768
Total current assets	619,761	93,757
Non-current assets:
Property and equipment, net	1,439	1,566
Goodwill	48,446	119,081
Intangible assets, net	112,670	119,119
Held-to-maturity investments, at amortized cost (fair value of $128,871 at September 30, 2025 and $— at December 31, 2024)	128,780	—
Right-of-use assets	7,309	9,263
Other non-current assets	1,351	990
Total assets	$919,756	$343,776

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,577	$8,455
Short-term debt, including current portion of long-term debt	—	818
Accrued liabilities	18,299	19,496
Contract liabilities	3,507	2,541
Current portion of long-term lease liability	1,073	1,068
Derivative liabilities	167,075	170,515
Other current liabilities	2,392	73
Total current liabilities	197,923	202,966
Non-current liabilities:
Long-term debt, net	104,852	135,404
Long-term lease liability	6,965	9,120
Total liabilities	309,740	347,490
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Common stock, par value $0.0001; 500,000,000 shares authorized and 435,777,718 shares issued and outstanding at September 30, 2025 and 251,554,378 shares issued and outstanding at December 31, 2024	46	26
Additional paid-in capital	1,527,239	625,130
Treasury stock, at cost 9,952,803 shares at September 30, 2025 and December 31, 2024	(57,350)	(57,350)
Accumulated deficit	(859,725)	(571,641)
Accumulated other comprehensive (loss) income	(194)	121
Total stockholders’ equity (deficit)	610,016	(3,714)
Total liabilities and stockholders’ equity	$919,756	$343,776

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited,in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$33,143	$41,505	$100,372	$114,409
Cost of revenues	25,714	30,739	77,442	85,594
Gross margin	7,429	10,766	22,930	28,815
Operating expenses:
Selling, general and administrative	25,255	17,485	69,474	57,797
Research and development	3,375	3,820	11,934	8,529
Restructuring charges	660	—	4,257	1,317
Transaction expenses	—	—	—	1,450
Goodwill impairment	—	—	70,636	85,000
Operating loss	(21,861)	(10,539)	(133,371)	(125,278)
Interest expense	4,604	6,552	14,139	19,389
Net (decrease) increase in fair value of derivatives	(26,125)	(1,330)	142,962	14,396
Loss on extinguishment of debt	—	—	2,577	—
Other income, net	(2,878)	(647)	(5,021)	(1,719)
Income (loss) before taxes	2,538	(15,114)	(288,028)	(157,344)
Income tax expense	17	21	56	22
Net income (loss)	$2,521	$(15,135)	$(288,084)	$(157,366)

Basic net income (loss) per share	$0.01	$(0.06)	$(0.87)	$(0.69)
Diluted net loss per share	$(0.03)	$(0.06)	$(0.87)	$(0.69)

Weighted-average shares outstanding:
Basic	396,589,354	249,951,542	331,973,873	227,900,950
Diluted	448,158,249	249,951,542	331,973,873	227,900,950

Other comprehensive income (loss)
Foreign currency translation	(45)	(8)	(315)	(8)
Total other comprehensive loss	(45)	(8)	(315)	(8)
Total comprehensive income (loss)	$2,476	$(15,143)	$(288,399)	$(157,374)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited; in thousands, except share data)

	Three Months Ended September 30, 2025
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550
Net Income	—	—	—	—	—	2,521	2,521
Foreign currency translation adjustments, net of tax	—	—	—	(45)	—	—	(45)
Equity-based compensation expense	—	—	5,321	—	—	—	5,321
Exercise of options	742,808	—	1,971	—	—	—	1,971
Issuance of shares for equity-based compensation awards, net	863,302	—	(356)	—	—	—	(356)
Issuance of shares under ATM	65,000,000	7	334,047	—	—	—	334,054
As of September 30, 2025	435,777,718	$46	$1,527,239	$(194)	$(57,350)	$(859,725)	$610,016

	Three Months Ended September 30, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of June 30, 2024	246,774,184	$25	$610,395	$—	$(57,350)	$(418,325)	$134,745
Net loss	—	—	—	—	—	(15,135)	(15,135)
Foreign currency translation adjustments, net of tax	—	—	—	(8)	—	—	(8)
Equity-based compensation expense	—	—	5,168	—	—	—	5,168
Issuance of common shares as consideration for the acquisition of Pangiam	2,144,073	—	2,987	—	—	—	2,987
Issuance of shares for equity-based compensation awards, net	1,142,670	—	(294)	—	—	—	(294)
As of September 30, 2024	250,060,927	$25	$618,256	$(8)	$(57,350)	$(433,460)	$127,463

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2025
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive income (loss)	stock	deficit	(deficit) equity
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(288,084)	(288,084)
Foreign currency translation adjustments, net of tax	—	—	—	(315)	—	—	(315)
Equity-based compensation expense	—	—	17,040	—	—	—	17,040
Exercise of options	1,868,022	—	3,604	—	—	—	3,604
Issuance of shares for equity-based compensation awards, net	6,987,676	1	(2,037)	—	—	—	(2,036)
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Proceeds from the exercise of the 2024 warrants	14,800,000	2	113,952	—	—	—	113,954
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
Issuance of shares from at-the-market offering	142,253,313	15	628,789	—	—	—	628,804
As of September 30, 2025	435,777,718	$46	$1,527,239	$(194)	$(57,350)	$(859,725)	$610,016

	Nine Months Ended September 30, 2024
	Common stock		Additional	Acc. Other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	(deficit) equity
As of December 31, 2023	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)
Net loss	—	—	—	—	—	(157,366)	(157,366)
Foreign currency translation adjustments, net of tax	—	—	—	(8)	—	—	(8)
Equity-based compensation expense	—	—	16,074	—	—	—	16,074
Exercise of options	87,324	—	119	—	—	—	119
Issuance of common shares as consideration for the acquisition of Pangiam	63,982,145	6	210,757	—	—	—	210,763
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Issuance of shares for equity-based compensation awards, net	5,454,373	—	(3,434)	—	—	—	(3,434)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	474,325	—	607	—	—	—	607
As of September 30, 2024	250,060,927	$25	$618,256	$(8)	$(57,350)	$(433,460)	$127,463

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(288,084)	$(157,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	11,048	8,740
Amortization of debt discount and issuance costs	6,949	10,259
Amortization of discount on HTM investments	(125)	—
Equity-based compensation expense	17,040	16,074
Goodwill impairment	70,636	85,000
Non-cash lease expense	1,954	553
Provision for doubtful accounts	351	220
Deferred income tax benefit	—	(37)
Loss on extinguishment of debt	2,577	—
Increase in fair value of derivatives	142,962	14,396
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	14,239	(5,396)
(Increase) decrease in contract assets	(1,285)	3,078
(Increase) decrease in prepaid expenses and other assets	(3,138)	1,540
Decrease in accounts payable	(2,889)	(8,224)
Increase in accrued expenses	6,514	7,610
Increase in contract liabilities	966	486
Increase (decrease) in other liabilities	168	(246)
Net cash used in operating activities	(20,117)	(23,313)
Cash flows from investing activities:
Purchases of HTM investments	(258,739)	—
Acquisition of business, net of cash acquired	—	13,935
Purchases of property and equipment	(273)	(304)
Capitalized software development costs	(3,841)	(7,396)
Net cash (used in) provided by investing activities	(262,853)	6,235
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	64,673	53,809
Payment of RDO and PIPE transaction costs	(551)	—
Repayment of short-term borrowings	(818)	(1,229)
Proceeds from at-the-market offerings	637,073	—
Payment of transaction costs for at-the-market offerings	(8,284)	—
Payment of debt issuance costs to third parties	(4,679)	—
Issuance of common stock upon ESPP purchase	1,069	607
Proceeds from exercise of options	3,604	119
Payments of tax withholding from the issuance of common stock	(2,037)	(3,143)
Net cash provided by financing activities	690,050	50,163
Effect of foreign currency rate changes on cash and cash equivalents	(641)	(58)
Net increase in cash and cash equivalents	406,439	33,027
Cash and cash equivalents at the beginning of the period	50,141	32,557
Cash and cash equivalents at the end of the period	$456,580	$65,584

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$135,597	$—
Issuance of shares for paid-in-kind interest on 2029 Convertible Notes	$4,095	$—
Issuance of common stock as consideration for the acquisition of Pangiam	$—	$210,757

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

We prepared these accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. Amounts presented within the condensed consolidated financial statements and accompanying notes are presented in thousands of U.S. dollars unless stated otherwise, except for percentages, units, shares, per unit and per share amounts.

In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations, financial condition and cash flows for the interim periods presented. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities that are not readily apparent from other sources.

Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our condensed consolidated financial statements include, but are not limited to, accounting for revenue and cost recognition; evaluation of goodwill; intangible assets; and other assets for impairment; income taxes; equity-based compensation; fair value measurements; and contingencies. We eliminate intercompany balances and transactions in consolidation.

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Held-to-maturity Investments

Debt securities purchased with the positive intent and ability to hold to its maturity are classified as held-to-maturity (“HTM”) securities and are recorded at amortized cost, net of any allowance for credit losses. We measure expected credit losses on HTM securities on a collective basis by major security type and standard credit rating. Certain securities in our HTM securities portfolio are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record expected credit losses. The estimate of expected credit losses on our HTM securities that are not guaranteed by the U.S. Government considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. We do not estimate expected credit losses on accrued interest receivable from HTM securities as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a security becomes doubtful. Accrued interest receivable from HTM securities totaled $2.1 million at September 30, 2025, and $— million at December 31, 2024, and is excluded from the amortized cost within our HTM security disclosures in Note 7—Held-to-maturity Investments as it is included and reported separately within prepaid expenses and other current assets in our condensed consolidated balance sheets. HTM securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will adopt this ASU in 2025 and does not expect this guidance to have a material impact to its condensed consolidated financial statements or related disclosures.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The effect of the correction noted above on the Company’s condensed consolidated statement of operations for the three and the nine months ended September 30, 2024 was as follows:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Unaudited condensed consolidated statements of operations	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Revenues	$41,505	$—	$41,505	$114,409	$—	$114,409
Cost of revenues	30,739	—	30,739	85,594	—	85,594
Gross margin	10,766	—	10,766	28,815	—	28,815
Operating expenses:
Selling, general and administrative	17,485	—	17,485	57,797	—	57,797
Research and development	3,820	—	3,820	8,529	—	8,529
Restructuring charges	—	—	—	1,317	—	1,317
Transaction expenses	—	—	—	1,450	—	1,450
Goodwill impairment	—	—	—	85,000	—	85,000
Operating loss	(10,539)	—	(10,539)	(125,278)	—	(125,278)
Interest expense	3,541	3,011	6,552	10,647	8,742	19,389
Net increase in fair value of derivatives	(1,278)	(52)	(1,330)	14,832	(436)	14,396
Other income	(647)	—	(647)	(1,719)	—	(1,719)
Loss before taxes:	(12,155)	(2,959)	(15,114)	(149,038)	(8,306)	(157,344)
Income tax benefit	21	—	21	22	—	22
Net loss	$(12,176)	$(2,959)	$(15,135)	$(149,060)	$(8,306)	$(157,366)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The effect of the correction noted above on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2024 was as follows:

	Nine Months Ended September 30, 2024
Unaudited condensed consolidated statement of cash flows	As reported	Adjustment	Restated
Net loss	$(149,060)	$(8,306)	$(157,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,740	—	8,740
Amortization of debt issuance costs and discount	1,517	8,742	10,259
Equity-based compensation expense	16,074	—	16,074
Goodwill impairment	85,000	—	85,000
Non-cash lease expense	553	—	553
Provision for doubtful accounts	220	—	220
Deferred income tax benefit	(37)	—	(37)
Net increase in fair value of derivatives	14,832	(436)	14,396
Changes in assets and liabilities:
Increase in accounts receivable	(5,396)	—	(5,396)
Decrease in contract assets	3,078	—	3,078
Decrease in prepaid expenses and other assets	1,540	—	1,540
Decrease in accounts payable	(8,224)	—	(8,224)
Increase in accrued liabilities	7,610	—	7,610
Increase in contract liabilities	486	—	486
Decrease in other liabilities	(246)	—	(246)
Net cash used in operating activities	(23,313)	—	(23,313)
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	13,935	—	13,935
Purchases of property and equipment	(304)	—	(304)
Capitalized software development costs	(7,396)	—	(7,396)
Net cash provided by investing activities	6,235	—	6,235
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	53,809	—	53,809
Repayment of short-term borrowings	(1,229)	—	(1,229)
Issuance of common stock upon ESPP purchase	607	—	607
Proceeds from exercise of options	119	—	119
Payments of tax withholding from the issuance of common stock	(3,143)	—	(3,143)
Net cash provided by financing activities	50,163	—	50,163
Effect of foreign currency rate changes on cash and cash equivalents	(58)	—	(58)
Net increase in cash and cash equivalents	33,027	—	33,027
Cash and cash equivalents at the beginning of the period	32,557	—	32,557
Cash and cash equivalents at the end of the period	$65,584	$—	$65,584

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 4—Restructuring Charges

The following table presents the employee separation costs, net of tax, associated with the Company’s organizational restructuring for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee separation costs	$660	$—	$4,257	$1,317

			As of
			September 30, 2025	September 30, 2024
Unpaid employee separation costs			$1,374	$—

The table below presents the activity in accrued restructuring charges for the nine months ended September 30, 2025:

Total
As of December 31, 2024	$—
Additions	4,257
Settlements	(2,883)
As of September 30, 2025	$1,374

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the condensed consolidated statements of operations. The restructuring accrual is included in the accrued liabilities line in the condensed consolidated balance sheets.

The total charges for the 2024 restructuring event were $1.3 million and as of September 30, 2024, there were no remaining payments to be made.

The total charges for the 2025 restructuring event were $4.3 million and as of September 30, 2025, there is $1.4 million left to be paid under the 2025 restructuring event, the final payment will be completed in the second fiscal quarter of 2026.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the net revenues, net loss and transaction expenses included in the results of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$11,137	$11,114	$32,622	$25,104
Net loss	(25,827)	(1,581)	(34,133)	(86,348)

Transaction expenses related to the Pangiam Acquisition	—	—	—	1,450

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the nine months ended September 30, 2024 as though the acquisition of Pangiam had been completed as of January 1, 2024(1).

Pro forma for the nine months ended
September 30, 2024
Net revenue	$120,720
Net loss	$(155,087)
(1) Pro forma amounts have been corrected for a typographical error in the disclosure included in our Form 10-Q for the period ended September 30, 2024, filed with the SEC on November 7, 2024.

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

Note 6—Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, including the current portion of long-term debt, accrued liabilities and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

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

The table below presents the financial assets and liabilities measured at fair value:

		September 30, 2025
	Balance sheet caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
2029 Notes Conversion Option	Derivative liabilities	$—	$—	$144,436	$144,436
2026 Notes Conversion Option	Derivative liabilities	—	—	2,326	2,326
IPO Private Warrants	Derivative liabilities	—	—	181	181
2025 RDO Warrants	Derivative liabilities	—	—	20,132	20,132

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

		September 30, 2025
	Balance sheet caption	Level 1	Level 2	Level 3	Total
Total recurring fair value measurements:		$—	$—	$167,075	$167,075

Nonrecurring fair value measurement:
Goodwill(2)	Goodwill	$—	$—	$48,446	$48,446

		December 31, 2024
	Balance sheet caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
IPO Private Warrants	Derivative liabilities	$—	$—	$290	$290
2024 PIPE Warrants	Derivative liabilities	—	—	32,760	32,760
2024 RDO Warrants	Derivative liabilities	—	—	21,634	21,634
2029 Notes Conversion Option	Derivative liabilities	—	—	115,831	115,831
Total recurring fair value measurements:		$—	$—	$170,515	$170,515

Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	$—	$—	$119,081	$119,081
(1) As of March 31, 2024, in accordance with ASC Subtopic 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.8 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter of 2024. Differences between the implied fair value of $119.1 million and the balance as of December 31, 2024 relate to subsequent measurement period adjustments.
2) As of September 30, 2025, in accordance with ASC Subtopic 350-20, goodwill with a carrying amount $119.1 million was written down to its implied fair value of $48.4 million, resulting in an impairment charge of $70.6 million, which was included in earnings during the second quarter of 2025.

The changes in the fair value of the Level 3 liabilities are as follows:

	IPO private warrants	2026 Notes Conversion Option	2024 PIPE warrants	2024 RDO Warrants	2025 RDO warrants	2029 Notes Conversion Option
December 31, 2024	$290	$—	$32,760	$21,634	$—	$115,831
Additions	—	—	—	—	18,586	—
Changes in fair value	(109)	2,326	42,480	17,631	1,546	28,605
Settlements	—	—	(75,240)	(39,265)	—	—
September 30, 2025	$181	$2,326	$—	$—	$20,132	$144,436

Financial Assets not Measured at Fair Value

The Company’s HTM investments are measured at amortized cost. Valuations of HTM investments are provided by independent pricing service providers who have experience in valuing these securities and are compared to the average of quoted market prices obtained from independent brokers. These fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly, and are considered to be Level 2 fair value measurements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the estimated fair value of financial assets not measured at fair value:

		September 30, 2025
	Balance sheet caption	Level 1	Level 2	Level 3	Total
Held-to-maturity investments	Cash and cash equivalents	$—	$10,002	$—	$10,002
Held-to-maturity investments	Held-to-maturity investments (current assets)	$—	$130,159	$—	$130,159
Held-to-maturity investments	Held-to-maturity investments (non-current assets)	$—	$128,871	$—	$128,871

		December 31, 2024
	Balance sheet caption	Level 1	Level 2	Level 3	Total
Held-to-maturity investments	Cash and cash equivalents	$—	$—	$—	$—
Held-to-maturity investments	Held-to-maturity investments (current assets)	$—	$—	$—	$—
Held-to-maturity investments	Held-to-maturity investments (non-current assets)	$—	$—	$—	$—

Note 7—Held-to-maturity Investments

The table below summarizes the Company’s HTM investments:

	September 30, 2025
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$139,977	$—	$166	$(11)	$140,132
Corporate bonds	128,889	—	87	(76)	128,900
Total	$268,866	$—	$253	$(87)	$269,032

HTM investments of $10.0 million had maturities of less than three months at acquisition and are presented in cash and cash equivalents on the condensed consolidated balance sheets as of September 30, 2025. The weighted-average yield of the HTM investments is 3.94% as of September 30, 2025. Interest income of $1.1 million was recognized during the three and nine months ended September 30, 2025, and is presented in other income, net on the condensed consolidated statements of operations. No interest income was recognized on the HTM investments during the comparative periods.

There were no HTM investments as of December 31, 2024 and no sales of HTM investments during the three and nine months ended September 30, 2025 and September 30, 2024, respectively.

The table below presents the contractual maturity by major class of HTM investments as of September 30, 2025. In some cases, the issuers may have the right to call obligations without penalties prior to the contractual maturity date.

	September 30, 2025
	Within 1 year				1 to 5 years		Total
Balance sheet caption:	Held-to-maturity investments (current assets)		Cash and cash equivalents		Held-to-maturity investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$58,814	$58,863	$10,002	$10,002	$71,161	$71,267	$139,977	$140,132
Corporate bonds	71,270	71,296	—	—	57,619	57,604	128,889	128,900
Total	$130,084	$130,159	$10,002	$10,002	$128,780	$128,871	$268,866	$269,032

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

Third Quarter of Fiscal 2025

There were no goodwill impairment charges recorded during the three months ended September 30, 2025.

Accumulated impairment losses to goodwill were $209.2 million as of September 30, 2025.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2024	$119,081
Impairment of Goodwill	(70,636)
As of September 30, 2025	$48,446

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 9—Intangible Assets, net

The intangible asset balances and accumulated amortization are as follows:

	September 30, 2025
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(19,676)	$—	$76,594	20
Technology	41,035	(21,061)	—	19,974	7
Software for sale	18,012	(3,395)	352	14,969	3
Trade name	1,560	(427)	—	1,133	5
Total	$156,877	$(44,559)	$352	$112,670

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(16,064)	$—	$80,206	20
Technology	41,035	(16,665)	—	24,370	7
Software for sale	14,459	(927)	(289)	13,243	3
Trade name	1,560	(260)	—	1,300	5
Total	$153,324	$(33,916)	$(289)	$119,119

The table below presents all amortization expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total amortization expense related to intangible assets	$3,952	$3,190	$10,642	$8,323

Amortization expense related to capitalized software	$1,229	$668	$2,469	$668

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of September 30, 2025:

Remainder of 2025	$10,960
2026	14,391
2027	10,369
2028	8,293
2029	6,654
Thereafter	62,003
Total estimated amortization expense	$112,670

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 10—Prepaid expenses and other current assets

The table below presents details on prepaid expenses and other current assets:

	September 30, 2025	December 31, 2024
Accrued interest receivable	$3,064	$129
Prepaid insurance	209	1,021
Prepaid taxes	118	249
Prepaid software and subscriptions	1,654	2,074
Other prepaid expenses and other current assets	1,501	295
Total prepaid expenses and other current assets	$6,546	$3,768

Note 11—Accrued Liabilities
The table below presents details on accrued liabilities:

	September 30 2025	December 31 2024
Payroll accruals(1)	$13,103	$13,533
Accrued interest	2,853	231
Legal accruals	386	450
Other accrued expenses	1,945	5,283
Impact of foreign currency translation	12	(1)
Total accrued liabilities	$18,299	$19,496
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 12—Debt

The table below presents the Company’s debt balances:

	September 30 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	—	818
Total debt	142,273	200,818
Less: unamortized debt issuance discount and costs	37,421	64,596
Total debt, net	104,852	136,222
Less: current portion	—	818
Long-term debt, net	$104,852	$135,404

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

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

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of September 30, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(1,453)	$16,215	$19,195
2029 Convertible Notes	124,605	(35,968)	88,637	250,622
Total	$142,273	$(37,421)	$104,852	$269,817

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan has an interest rate of 5.99% per annum and a maturity date of September 8, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 13—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 10.0% per annum and remaining lease terms of up to ten years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term	4.10	4.89
Weighted average discount rate	14.51%	13.48%

The table below summarizes total lease costs for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$418	$674	$1,739	$1,646
Variable lease expense	60	3	228	72
Short-term lease expense	5	4	5	18
Lease expense	$483	$681	$1,972	$1,736

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sublease income recognized (1)	$137	$20	$233	$62
(1) As of September 30, 2025 and September 30, 2024, the Company has subleased four and two of its real estate leases, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,581	$1,598
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$5,942

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of September 30, 2025, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2025	$562
2026	2,158
2027	1,554
2028	1,523
2029	1,552
Thereafter	5,993
Total future minimum lease payments	$13,342
Less: amounts related to imputed interest	5,304
Present value of future minimum lease payments	8,038
Less: current portion of long-term lease liability	1,073
Long-term lease liability	$6,965

Note 14—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective tax rate	0.7%	(0.1)%	—%	—%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three and nine months ended September 30, 2025 and September 30, 2024. The effective tax rate for the three and nine month periods ended September 30, 2025 and September 30, 2024 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We have assessed its impact on our financial statements and do not expect this to have a material impact on our financial statements.

Note 15—Commitments and Contingencies

Contingencies in the Normal Course of Business

Under certain contracts with the U.S. government and certain governmental entities, contract costs, including indirect costs, are subject to audit by and adjustment through negotiation with governmental representatives. Revenue is recorded in amounts expected to be realized on final settlement of any such audits.

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of September 30, 2025, the Company has accrued $0.3 million related to various ongoing legal disputes. The $0.3 million balance as of September 30, 2025, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 16—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	September 30, 2025	December 31, 2024
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	435,777,718	251,554,378

Treasury Stock

These shares are measured at cost and presented as treasury stock on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	September 30, 2025	December 31, 2024
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 17—At-the-Market Offering

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”), which the SEC declared effective on April 21, 2023. Pursuant to the Company’s controlled equity offering agreement (the “Controlled Equity Offering Agreement”) dated as of May 10, 2024, with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, under an “at the market” offering program (the “ATM Program”), the Company agreed to pay commissions to Cantor as its sales agent for their service with respect to the sales of common stock through the ATM Program.

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

In August 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities with a maximum of shares sold totaling 65 million, including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM Offering that was active during the nine months ended September 30, 2025 and September 30, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

Agreement effective date	May 2024 Sales Agreement	June 2025 Sales Agreement	August 2025 Sales Agreement
Maximum aggregate offering price ($ thousands)	$150,000	$150,000	$—
Maximum commissions payable to sales agents on gross proceeds from sale of shares	3.0%	3.0%	0.9%
Expiration date / date substantially depleted	May 28, 2025	June 16, 2025	September 16, 2025

As of September 30, 2025:
Cumulative gross proceeds received from shares sold under such sales agreement ($ thousands)	$150,000	$150,000	$337,073
Maximum aggregate offering price remaining available for sale under such sales agreement.	$—	$—	$—

The following table summarizes the sales activity of each sales agreement that was active during 2025 or 2024 for the periods indicated. The net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

	Nine Months Ended September 30,
	2025	2024
Number of shares sold under such sales agreement:
May 2024 Sales Agreement	39,555,415	—
June 2025 Sales Agreement	37,697,898	—
August 2025 Sales Agreement	65,000,000	—
Total shares sold pursuant to Common Stock ATM Offerings	142,253,313	—

Net proceeds received from shares sold under such sales agreement ($ thousands):
May 2024 Sales Agreement	$147,375	$—
June 2025 Sales Agreement	147,375	—
August 2025 Sales Agreement	334,039	—
Total net proceeds received from shares sold pursuant to Common Stock ATM Offerings	$628,789	$—

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against “Additional paid-in capital” on the condensed consolidated balance sheets in the period in which the corresponding shares are issued and sold.

Note 18—Derivatives

2026 Notes Conversion Option

On December 7, 2021, the Company issued $200 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	September 30, 2025	December 31, 2024
Value of 2026 Notes Conversion Option	$2,326	$322
Conversion price (in dollars)	$10.61	$10.61
Common stock price (in dollars)	$6.52	$4.45
Expected option term (years)	1.2	1.9
Expected volatility	100.00%	40.00%
Risk-free rate of return	3.60%	4.25%
Expected annual dividend yield	—%	—%

As of September 30, 2025, the 2026 Notes Conversion Option had a fair value of $2.3 million and is presented on the condensed consolidated balance sheets within derivative liabilities. A loss of $2.3 million was recognized during the nine months ended September 30, 2025, and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

As of September 30, 2025, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

The table below presents the value of the 2029 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	September 30, 2025	December 31, 2024
Value of 2029 Notes Conversion Option	$144,436	$115,831
Conversion price (in dollars)	$3.55	$3.55
Common stock price (in dollars)	$6.52	$4.45
Expected option term (years)	4.2	5.0
Expected volatility	75.00%	37.60%
Risk-free rate of return	3.70%	4.30%
Expected annual dividend yield	—%	—%

As of September 30, 2025, the 2029 Notes Conversion Option had a fair value of $144.4 million and is presented on the condensed consolidated balance sheets within derivative liabilities. A loss of $28.6 million was recognized during the nine months ended September 30, 2025, and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

During the nine months ended September 30, 2025, $57.7 million of the 2029 Convertible Notes have been voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. During the nine months ended September 30, 2025, upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is included in the net (decrease) increase in fair value of derivatives and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations. In conjunction with the conversion, a loss of $2.6 million was recognized for the three months ended March 31, 2025 related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of September 30, 2025, the remaining principal of the 2029 Convertible Notes outstanding was $124.6 million.

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

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the nine months ended September 30, 2024 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

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

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31 2024
Value of each 2024 RDO warrant (in dollars)	$3.73
Exercise price (in dollars)	$3.78
Common stock price (in dollars)	$4.45
Expected option term (years)	4.7
Expected volatility	120.00%
Risk-free rate of return	4.31%
Expected annual dividend yield	—%

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the nine months ended September 30, 2025 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2025	February 6, 2025
Value of each 2025 RDO warrant (in dollars)	$5.34	$4.93
Exercise price (in dollars)	$9.00	$9.00
Common stock price (in dollars)	$6.52	$6.77
Expected option term (years)	4.8	5.5
Expected volatility	125.00%	95.00%
Risk-free rate of return	3.70%	4.25%
Expected annual dividend yield	—%	—%

As of September 30, 2025, the 2025 RDO warrants had a fair value of $20.1 million and is presented on the condensed consolidated balance sheets within derivative liabilities. A loss of $1.5 million, which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the nine months ended September 30, 2025 and are presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

A gain of $1.2 million which includes transaction costs associated with the issuance of the RDO warrants, was recognized during the three months ended September 30, 2025 and are presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

As of September 30, 2025, there were 3,770,000 2025 RDO warrants issued and outstanding.

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

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized as a result of the change in fair value for the nine months ended September 30, 2024 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2024 PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

December 31, 2024
Value of each 2024 PIPE warrant (in dollars)	$3.64
Exercise price (in dollars)	$4.75
Common stock price (in dollars)	$4.45
Expected option term (years)	4.7
Expected volatility	120.00%
Risk-free rate of return	4.32%
Expected annual dividend yield	—%

On February 10, 2025, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.2 million was recognized as a result of the change in fair value for the nine months ended September 30, 2025 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the nine months ended September 30, 2025 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations.

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	September 30, 2025	December 31, 2024
IPO public warrants issued	12,251,606	12,168,378
IPO public warrants outstanding	12,251,606	12,168,378

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2025	December 31, 2024
Fair value of each IPO private warrant (in dollars)	$2.44	$1.84
Exercise price (in dollars)	$11.50	$11.50
Common stock price (in dollars)	$6.52	$4.45
Expected option term (in years)	1.2	2.2
Expected volatility	125.00%	93.30%
Risk-free rate of return	3.63%	3.60%
Expected annual dividend yield	—%	—%

As of September 30, 2025 and December 31, 2024, the IPO private warrants have a fair value of $0.2 million and $0.3 million and are presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value for the three and the nine months ended September 30, 2025 and September 30, 2024 and is presented in net (decrease) increase in fair value of derivatives on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss on change in fair value of IPO private warrants	$(39)	$(4)	$(109)	$(39)

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	September 30, 2025	December 31, 2024
IPO private warrants issued	74,166	157,394
IPO private warrants outstanding	74,166	157,394

Note 19—Equity-Based Compensation

Class B Unit Incentive Plan

In February 2021, the Company’s former parent, BBAI Ultimate Holdings, LLC (“Former Parent”) adopted a compensatory benefit plan (the “Class B Unit Incentive Plan”) to provide incentives to directors, managers, officers, employees, consultants, advisors and/or other service providers of the Company’s Former Parent or its Subsidiaries in the form of the Former Parent’s Class B Units (“Incentive Units”). Incentive Units have a participation threshold of $1.00 and are divided into three tranches (“Tranche I,” “Tranche II,” and “Tranche III”). Tranche I Incentive Units are subject to performance-based, service-based and market-based conditions. The grant date fair value for the Incentive Units was $5.19 per unit.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The assumptions used in determining the fair value of the Incentive Units at the grant date are as follows:

February 16, 2021
Volatility	57.0%
Risk-free interest rate	0.1%
Expected time to exit (in years)	1.6

On July 29, 2021, the Company’s Former Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units immediately became fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Merger (the “Gig Business Combination Agreement”) dated June 4, 2021. The Company’s Former Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale, subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment.

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

On December 7, 2021, the previously announced Gig Business Combination was consummated. As a result, the Tranche I and Tranche III Incentive Units immediately became fully vested and the performance condition for the Tranche II Incentive Units was met. The fair value determined at the date of the amendment of the Class B Unit Incentive Plan was immediately recognized as compensation expense on the vesting date for Tranches I and III. Compensation expense for the Tranche II Incentive Units is recognized over the derived service period of 30 months from the modification date. The remaining compensation expense for the Tranche II Incentive Units will be recognized over the remaining service period of approximately 25 months from the date of the amendment. During the year ended December 31, 2022, the Company’s Former Parent modified the vesting conditions for four former employees. Under the original terms of the grant agreements, Incentive Units are forfeited upon separation. Due to the amended agreement, the Incentive Units held by the former employees are no longer contingent upon service and are considered vested as of the separation dates. The former employees will not receive the awards until the market condition is achieved. The result of the amended agreement is an accounting modification that resulted in 100% of the compensation expense being recognized for the former employees based on the modification date fair value. The incremental compensation cost recognized as a result of the modification was $1.5 million during the year ended December 31, 2022.

During the nine months ended September 30, 2025, the Company’s Former Parent disposed of its interest in BigBear. The liquidity event triggered the measurement of the market-related conditions of the unvested Tranche II Inventive Units, The marked conditions were not met, and as a result, all unvested Incentive Units were forfeited.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in Tranche II of the Incentive Units:

Unvested as of December 31, 2024	1,155,000
Forfeited	(1,155,000)
Unvested as of September 30, 2025	—

As of September 30, 2025, there was no unrecognized compensation cost related to Tranche II Incentive Units.

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

During the nine months ended September 30, 2025, pursuant to the Plan, the Company’s Board of Directors granted certain grantees Stock Options (“Stock Options”) to purchase shares of the Company’s common stock at a weighted-average exercise price of $3.39. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of Stock Options that were granted during the nine months ended September 30, 2025 using the Black-Scholes OPM and the following assumptions:

January 15, 2025
Number of Stock Options granted	671,141
Price of common stock on the grant date	$3.39
Expected option term (in years)	5.8 to 6.1
Expected volatility(1)	120%
Risk-free rate of return	4.45%
Expected annual dividend yield	—%

Fair value of the Stock Options on the grant date	$2.98
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	3,930,602	$2.12	8.01	$10,138
Granted	671,141	3.18
Vested	—	—
Exercised	(1,868,022)	1.85
Forfeited	(769,982)	1.54
Expired	—	—
Outstanding as of September 30, 2025	1,963,739	$2.98	7.00	$7,434

Vested and exercisable as of September 30, 2025	976,992	$2.85	6.97	$3,950

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of
September 30, 2025
Unrecognized compensation costs related to the stock options	$2,217
Weighted average recognition period for unrecognized compensation costs	2.69 years

Restricted Stock Units

During the nine months ended September 30, 2025, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 7,410,607 RSUs to employees and 117,700 RSUs to nonemployee directors during the nine months ended September 30, 2025. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	13,870,402	$1.94
Granted	7,528,307	3.07
Vested	(4,961,705)	2.75
Forfeited	(3,593,682)	1.97
Unvested as of September 30, 2025	12,843,322	$2.22

		As of
		September 30, 2025
Unrecognized compensation costs related to the RSUs		$29,699
Weighted average recognition period for unrecognized compensation costs		1.46 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the nine months ended September 30, 2025, the Company granted zero Discretionary PSUs. The Company granted 2,723,353 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

During the nine months ended September 30, 2025, the Board approved grants of 991,548 and 1,731,805 PSUs to certain employees related to STIP PSUs for the 2024 and 2025 plan years, respectively. The 2024 STIP PSUs were granted in lieu of cash payouts and were fully vested upon award.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	2,933,616	$2.88
Granted	2,723,353	3.68
Vested	(2,795,576)	2.97
Forfeited	(47,619)	3.46
Unvested as of September 30, 2025	2,813,774	$3.37

		As of
		September 30, 2025
Unrecognized compensation costs related to the PSUs		$2,467
Weighted average recognition period for unrecognized compensation costs		0.43 years

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of September 30, 2025, the Company reserved an aggregate of 5,260,346 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the nine months ended September 30, 2025, 571,875 shares were sold under the ESPP. As of September 30, 2025, the Company has withheld employee contributions of $0.8 million for future ESPP purchases, which are presented on the condensed consolidated balance sheets within other current liabilities.

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
As of September 30, 2025, there was approximately $0.1 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.25 years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity-based compensation expense in selling, general and administrative	$2,972	$3,029	$9,498	$9,180
Equity-based compensation expense in cost of revenues	1,751	1,318	5,662	4,770
Equity-based compensation expense in research and development	598	821	1,880	2,124
Total equity-based compensation expense	$5,321	$5,168	$17,040	$16,074
Note 20—Net Income (Loss) Per Share

The numerators and denominators of the basic and diluted net income (loss) per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net income (loss) per share	2025	2024	2025	2024
Numerator:
Net income (loss)	$2,521	$(15,135)	$(288,084)	$(157,366)
Less: net income attributable to 2029 Convertible Notes	16,355	—	—	—
Net loss for diluted net loss per share	(13,834)	(15,135)	(288,084)	(157,366)

Denominator:
Basic	396,589,354	249,951,542	331,973,873	227,900,950
Weighted-average dilutive effect of equity awards	16,498,930	—	—	—
Dilutive effect of 2029 Convertible Notes	35,069,965	—	—	—
Diluted	448,158,249	249,951,542	331,973,873	227,900,950

Basic net income (loss) per share	$0.01	$(0.06)	$(0.87)	$(0.69)
Diluted net loss per share	$(0.03)	$(0.06)	$(0.87)	$(0.69)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,142,558	4,139,891	2,143,037	4,161,960
Private warrants	74,166	—	74,166	—
Public warrants	12,251,606	—	12,251,606	—
2025 RDO warrants	3,770,000	—	3,770,000	—
2026 Convertible notes	1,664,939	—	1,664,939	—
2029 Convertible notes	—	—	35,069,965	—
PSUs	1,081,969	138,182	1,453,251	729,133
RSUs	12,797,531	5,919,487	12,295,444	3,565,955
ESPP	644,900	1,524,188	546,889	1,339,594
Total	33,427,669	11,721,748	69,269,297	9,796,642

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 21—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Time and materials	$17,879	$23,722	$61,726	$65,059
Firm fixed price	10,420	13,154	24,207	34,839
Cost-reimbursable	4,844	4,629	14,439	14,511
Total revenues	$33,143	$41,505	$100,372	$114,409

The table below presents the revenue recognition pattern for the following periods:

	Three months ended September 30, 2025			Three Months Ended September 30, 2024
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$1,358	$31,785	$33,143	$1,169	$40,336	$41,505

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$2,359	$98,013	$100,372	$2,255	$112,154	$114,409

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$438	$127	$127	$230
Additions	—	44	351	117
Write-offs	—	(44)	(40)	(220)
Recoveries	—	—	—	—
Ending balance	$438	$127	$438	$127

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A(1)	$—	—%	$—	—%
Customer B(1)	641	2%	10,640	11%
Customer C	4,788	14%	14,003	14%
Customer D(1)	3,483	11%	10,445	10%
Customer E	5,269	16%	15,429	15%
Customer F(1)	3,349	10%	10,179	10%
All others	15,613	47%	39,676	40%
Total revenues	$33,143	100%	$100,372	100%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A(1)	$4,717	11%	$17,135	15%
Customer B(1)	6,565	16%	18,747	16%
Customer C	4,850	12%	14,321	13%
Customer D(1)	—	—%	—	—%
Customer E	5,171	12%	11,733	10%
Customer F(1)	—	—%	—	—%
All others	20,202	49%	52,473	46%
Total revenues	$41,505	100%	$114,409	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

Contract Balances

The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2025	December 31, 2024
Contract assets	$2,180	$895
Contract liabilities	$3,507	$2,541

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the condensed consolidated statements of operations. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net EAC Adjustments, before income taxes	$1,647	$(104)	$2,580	$(447)
Net EAC Adjustments, net of income taxes(1)	$1,647	$(104)	$2,580	$(447)
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$0.01	$—
(1) Due to the Company being in a net taxable loss position for all periods presented, the impact of income taxes is insignificant.

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of September 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $94.4 million. The Company expects to recognize approximately 98% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter assuming completion of these contracts without any reductions in scope or termination.

Note 22—Segments

The Company has determined that it operates in a single operating and reportable segment, as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s CODM is its Chief Executive Officer.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

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

The tables below present the Company’s operating segment results of operations for the following periods:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Revenues	$33,143		$41,505		$100,372		$114,409
Less significant segment expenses:
Adjusted cost of revenues	22,705	(a)	28,977	(a)	69,310	(a)	80,156	(a)
Adjusted selling and marketing	(547)	(b)	1,427	(b)	3,167	(b)	3,941	(b)
Adjusted general and administrative	16,200	(c)	7,166	(g)	41,183	(c)	28,177	(g)
Adjusted research and development	2,805	(d)	2,999	(d)	10,055	(d)	6,405	(d)
Restructuring charges	660		—		4,257		1,317
Transaction expenses	—		—		—		1,450
Goodwill impairment	—		—		70,636		85,000
Equity-based compensation expense	5,321		5,168		17,040		16,074
Net (decrease) increase in fair value of derivatives	(26,125)		(1,330)		142,962		14,396
Interest income	(4,306)		(635)		(6,566)		(1,807)
Interest expense	4,604		6,552		14,139		19,389
Depreciation and amortization	4,127		3,394		11,048		8,740
Loss on extinguishment of debt	—		—		2,577		—
Other segment items	5,178	(e)	2,922	(h)	8,648	(e)	8,537	(h)
Consolidated net income (loss)	$2,521		$(15,135)		$(288,084)		$(157,366)

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 23—Subsequent Events

U.S Government Shutdown

On September 30, 2025, the continuing resolution (“CR”) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business and results of operations may be impacted by the disruptions to federal government offices, workers and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new CR or a full budget.

Definitive Agreement to Acquire Ask Sage

On November 10, 2025, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Atlas 2025 Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”) and Ask Sage, Inc., a Delaware corporation (“Ask Sage”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative of the Ask Sage Securityholders (the “Securityholders’ Representative”), pursuant to which, among other matters, (i) Merger Sub will merge with and into Ask Sage with Merger Sub ceasing to exist and Ask Sage surviving as a wholly-owned subsidiary of the Company (“the Merger”).

The purchase price is comprised of (1) $140 million to be paid solely in cash, subject to customary adjustments for indebtedness, cash, working capital, and transaction expenses and (2) at the Company’s option, either shares of BigBear.ai common stock, par value $0.0001 per share (the “Common Stock”) (the “Stock Election”), or additional cash equal to $110 million. In the event that the Company makes a Stock Election, the number of shares of Common Stock to be issued will be equal to (a) if the 20-trading day volume-weighted average price of Common Stock immediately prior to the closing date of the Merger (the “20-day VWAP”) is greater than $6.345 but less than $7.05 per share, a number of shares of Common Stock equal to $110 million divided by the 20-day VWAP, (b) if the 20-day VWAP is less than or equal to $6.345 per share, 17,336,485 shares of Common Stock, and (c) if the 20-day VWAP is greater than or equal to $7.05 per share, 15,602,837 shares of Common Stock.

The Merger Agreement provides that if the Company has provided notice of a Stock Election, then certain Ask Sage stockholders (each a “Specified Securityholder”) must each enter into a lock-up agreement with the Company pursuant to which, among other matters, each Specified Securityholder will be subject to a six-month lockup period (subject to customary exceptions) restricting the sale of Common Stock issued to it in connection with the Merger and entitle the Specified Securityholder to certain registration rights.

The closing of the Merger is subject to customary closing conditions, including receipt of regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that BigBear.ai Holdings, Inc. (“BigBear.ai”, “BigBear.ai Holdings”, or the “Company”) management believes is relevant to an assessment and understanding of BigBear.ai’s unaudited consolidated results of operations and financial condition. The following discussion and analysis should be read in conjunction with BigBear.ai’s condensed consolidated financial statements and notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this management discussion and analysis includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in our Quarterly Report on Form 10-Q on Form 10-K. Unless the context otherwise requires, all references in this section to the “Company,” “BigBear.ai,” “we,” “us,” or “our” refer to BigBear.ai Holdings, Inc.

The following discussion and analysis of financial condition and results of operations of BigBear.ai is provided to supplement the unaudited condensed consolidated financial statements and the accompanying notes of BigBear.ai included elsewhere in this Quarterly Report on Form 10-Q. We intend for this discussion to provide the reader with information to assist in understanding BigBear.ai’s condensed consolidated financial statements and the accompanying notes, the changes in those financial statements and the accompanying notes from period to period, along with the primary factors that accounted for those changes. All amounts presented below are in thousands of U.S. dollars unless stated otherwise.

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

•Results of Operations: This section provides a discussion of our results of operations for three and the nine months ended September 30, 2025 and September 30, 2024.

•Liquidity and Capital Resources: This section provides an analysis of our ability to generate cash and to meet existing or reasonably likely future cash requirements.

•Critical Accounting Policies and Estimates: This section discusses the accounting policies and estimates that we consider important to our financial condition and results of operations and that require significant judgment and estimates on the part of management in their application. In addition, our significant accounting policies, including critical accounting policies, are summarized in Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Recent Developments

Definitive Agreement to Acquire Ask Sage

On November 10, 2025, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Atlas 2025 Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Merger Sub”) and Ask Sage, Inc., a Delaware corporation (“Ask Sage”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative of the Ask Sage Securityholders (the “Securityholders’ Representative”), pursuant to which, among other matters, (i) Merger Sub will merge with and into Ask Sage with Merger Sub ceasing to exist and Ask Sage surviving as a wholly-owned subsidiary of the Company (“the Merger”).

The purchase price is comprised of (1) $140 million to be paid solely in cash, subject to customary adjustments for indebtedness, cash, working capital, and transaction expenses and (2) at the Company’s option, either shares of BigBear.ai common stock, par value $0.0001 per share (the “Common Stock”) (the “Stock Election”), or additional cash equal to $110 million. In the event that the Company makes a Stock Election, the number of shares of Common Stock to be issued will be equal to (a) if the 20-trading day volume-weighted average price of Common Stock immediately prior to the closing date of the Merger (the “20-day VWAP”) is greater than $6.345 but less than $7.05 per share, a number of shares of Common Stock equal to $110 million divided by the 20-day VWAP, (b) if the 20-day VWAP is less than or equal to $6.345 per share, 17,336,485 shares of Common Stock, and (c) if the 20-day VWAP is greater than or equal to $7.05 per share, 15,602,837 shares of Common Stock.

The Merger Agreement provides that if the Company has provided notice of a Stock Election, then certain Ask Sage stockholders (each a “Specified Securityholder”) must each enter into a lock-up agreement with the Company pursuant to which, among other matters, each Specified Securityholder will be subject to a six-month lockup period (subject to customary exceptions) restricting the sale of Common Stock issued to it in connection with the Merger and entitle the Specified Securityholder to certain registration rights.

The closing of the Merger is subject to customary closing conditions, including receipt of regulatory approval.

ATM Program

The Company completed the “May 2024 Sales Agreement,” the “June 2025 Sales Agreement” and the “August 2025 Sales Agreement” during the nine months ended September 30, 2025 for a total gross proceeds of $637 million and 142.3 million shares issued.

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

The 2025 RDO Warrant became exercisable commencing on August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. The gross proceeds to the Company from the exercise were $21.9 million, prior to deducting estimated offering expenses.

Private Placement Warrant Exercise

On March 4, 2024, the Company entered into a warrant exercise agreement with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of approximately $33.2 million. In consideration for the immediate and full exercise of the PIPE warrants, the PIPE Investor received a new unregistered common stock purchase warrant to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock (the “2024 PIPE warrant”) in a private placement. The 2024 PIPE warrant became exercisable six months after issuance and had a five-year term, with an exercise price per share equal to $4.75. These warrants were fully exercised during the first quarter of 2025. The gross proceeds to the Company from the exercise were $42.8 million, prior to deducting estimated offering expenses.

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

On September 30, 2025, the continuing resolution (“CR”) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business and results of operations may be impacted by the disruptions to federal government offices, workers and operations, including risks relating to the funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new CR or a full budget.

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

Other income, net

Other income, net consists primarily of interest income earned on our money market accounts and held-to-maturity investments, foreign exchange gains and losses, and other non-operating expenses.

Income tax expense

Income tax expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$33,143	$41,505	$100,372	$114,409
Cost of revenues	25,714	30,739	77,442	85,594
Gross margin	7,429	10,766	22,930	28,815
Operating expenses:
Selling, general and administrative	25,255	17,485	69,474	57,797
Research and development	3,375	3,820	11,934	8,529
Restructuring charges	660	—	4,257	1,317
Transaction expenses	—	—	—	1,450
Goodwill impairment	—	—	70,636	85,000
Operating loss	(21,861)	(10,539)	(133,371)	(125,278)
Interest expense	4,604	6,552	14,139	19,389
Net (decrease) increase in fair value of derivatives	(26,125)	(1,330)	142,962	14,396
Loss on extinguishment of debt	—	—	2,577	—
Other income, net	(2,878)	(647)	(5,021)	(1,719)
Income (loss) before taxes	2,538	(15,114)	(288,028)	(157,344)
Income tax expense	17	21	56	22
Net income (loss)	$2,521	$(15,135)	$(288,084)	$(157,366)

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Revenues	$33,143	$41,505	$(8,362)	(20.1)%

Revenues decreased by $8.4 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to lower volume on certain Army programs.

Cost of Revenues

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Cost of revenues	$25,714	$30,739	$(5,025)	(16.3)%
Cost of revenues as a percentage of revenues	78%	74%

Cost of revenues as a percentage of total revenues increased to 78% for the three months ended September 30, 2025 as compared to 74% for the three months ended September 30, 2024. The increase in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the three months ended September 30, 2024 as compared to the three months ended September 30, 2025. The decrease in total dollars of cost of revenues was primarily due to lower volume on certain Army programs for the three months ended September 30, 2025.

SG&A

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
SG&A	$25,255	$17,485	$7,770	44.4%
SG&A as a percentage of revenues	76%	42%

SG&A expenses as a percentage of total revenues for the three months ended September 30, 2025 increased to 76% as compared to 42% for the three months ended September 30, 2024, which was primarily driven by an increase in marketing of $1.4 million non-recurring strategic initiatives of $2.0 million and SG&A labor and fringe costs of $4.3 million.

Research and Development

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Research and development	$3,375	$3,820	$(445)	(11.6)%

Research and development expenses decreased by $0.4 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was driven by decreased headcount and the timing of certain research and development projects.

Restructuring Charges

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Restructuring charges	$660	$—	$660	100.0%

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services.

Net (decrease) increase in fair value of derivatives

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Net (decrease) increase in fair value of derivatives	$(26,125)	$(1,330)	$(24,795)	1864.3%

The net (decrease) increase in fair value of derivatives of ($26.1 million) for the three months ended September 30, 2025 consists of fair value remeasurements of IPO private warrants, 2029 Notes Conversion Options, 2026 Notes Conversion Options, and 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were exercised and fully settled as of September 30, 2025.

Interest Expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Interest expense	$4,604	$6,552	$(1,948)	(29.7)%

Interest expense consists primarily of interest expense, commitment fees and debt issuance cost amortization under our Convertible Notes. The decrease in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due to a lower average outstanding balance. See the Liquidity and Capital Resources section below for more information.

Other income, net

	Three Months Ended September 30,		Change
	2025	2024	2025 vs 2024	%
Other income, net	$(2,878)	$(647)	$(2,231)	344.8%

The change in other income, net during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily driven by interest income earned on money market accounts and held-to-maturity investments.

Income tax expense

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Income tax expense	$17	$21	$(4)	(19.0)%
Effective tax rate	0.7%	(0.1)%

The effective tax rate for the three months ended September 30, 2025 and the three months ended September 30, 2024 are insignificant for both periods. The effective tax rate for the three months ended September 30, 2025 and September 30, 2024 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

As of September 30, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Revenues	$100,372	$114,409	$(14,037)	(12.3)%

Revenues decreased by $14.0 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to lower volume on certain Army programs.

Cost of Revenues

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Cost of revenues	$77,442	$85,594	$(8,152)	(9.5)%
Cost of revenues as a percentage of revenues	77%	75%

Cost of revenues as a percentage of total revenues increased to 77% for the nine months ended September 30, 2025 as compared to 75% for the nine months ended September 30, 2024. The increase in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2025. The decrease in total dollars of cost of revenues was primarily due to lower volume on certain Army programs for the nine months ended September 30, 2025.

SG&A

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
SG&A	$69,474	$57,797	$11,677	20.2%
SG&A as a percentage of revenues	69%	51%

SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2025 increased to 69% as compared to 51% for the nine months ended September 30, 2024. The year-over-year increases include Pangiam’s headcount and operating expenses not fully included in the first quarter of 2024 (the Pangiam acquisition was completed on February 29, 2024) as well as the carrying cost of excess resource capacity due to delays in government funding on certain programs during the nine months ended September 30, 2025.

Research and Development

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Research and development	$11,934	$8,529	$3,405	39.9%

Research and development expenses increased by $3.4 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring Charges

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Restructuring charges	$4,257	$1,317	$2,940	223.2%

Restructuring charges increased by $2.9 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction Expenses

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Transaction expenses	$—	$1,450	$(1,450)	(100.0)%

Transaction expenses for the nine months ended September 30, 2024 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Goodwill Impairment

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Goodwill impairment	$70,636	$85,000	$(14,364)	(16.9)%

During the nine months ended September 30, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, primarily driven by a change in forecast during the second quarter of 2025.

During the nine months ended September 30, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the first quarter of 2024 compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net (decrease) increase in fair value of derivatives

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Net (decrease) increase in fair value of derivatives	$142,962	$14,396	$128,566	893.1%

The net (decrease) increase in fair value of derivatives of $143.0 million for the nine months ended September 30, 2025 includes fair value remeasurements of the 2029 Notes Conversion Option, IPO private warrants, 2026 Notes Conversion Option, and the 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were exercised and fully settled during the nine months ended September 30, 2025. In connection with the exercise of the 2024 RDO warrants, the Company issued 3,770,000 RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were exercised and fully settled during the nine months ended September 30, 2024. The net (decrease) increase in fair value of derivatives for the nine months ended September 30, 2024 includes the fair value remeasurements of the IPO private warrants, the 2024 PIPE and 2024 RDO warrants.

Interest Expense

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Interest expense	$14,139	$19,389	$(5,250)	(27.1)%

Interest expense during the nine months ended September 30, 2025 and 2024 consisted primarily of interest expense, debt issuance discount amortization, and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital

Resources section below for more information. The change in interest expense during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to a lower average principal balance on the 2029 Convertible Notes due to conversion activity during the nine months ended September 30, 2025.

Other income, net

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Other income, net	$(5,021)	$(1,719)	$(3,302)	192.1%

The change in other income during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily driven by interest income earned on money market accounts and held-to-maturity investments, partially offset by losses on foreign currency transactions. The increase in interest income was primarily related to a higher average cash balance resulting from at-the-market offerings during the nine months ended September 30, 2025.

Income tax expense

	Nine Months Ended September 30,		Year-Over-Year Change
	2025	2024	2025 vs 2024
Income tax expense	$56	$22	$34	154.5%
Effective tax rate	—%	—%

The effective tax rate for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 are consistent. The effective tax rate for the nine months ended September 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The expense for the nine months ended September 30, 2025 primarily relates to income derived from our United Kingdom entity.

As of September 30, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 14—Income Taxes of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net income (loss) adjusted for interest expense, interest income, income tax expense (benefit), depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase (decrease) in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, non-recurring integration costs, goodwill impairment, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$2,521	$(15,135)	$(288,084)	$(157,366)
Interest expense	4,604	6,552	14,139	19,389
Interest income	(4,306)	(635)	(6,566)	(1,807)
Income tax expense	17	21	56	22
Depreciation and amortization	4,127	3,394	11,048	8,740
EBITDA	6,963	(5,803)	(269,407)	(131,022)
Adjustments:
Equity-based compensation	5,321	5,168	17,040	16,074
Employer payroll taxes related to equity-based compensation(1)	260	29	1,886	741
Net increase (decrease) in fair value of derivatives(2)	(26,125)	(1,330)	142,962	14,396
Restructuring charges(3)	660	—	4,257	1,317
Non-recurring strategic initiatives(4)	3,520	1,568	5,131	4,942
Non-recurring litigation(5)	—	574	30	1,119
Transaction expenses(6)	—	—	—	1,450
Non-recurring integration costs(7)	—	742	—	1,625
Goodwill impairment(8)	—	—	70,636	85,000
Loss on extinguishment of debt(9)	—	—	2,577	—
Adjusted EBITDA	$(9,401)	$948	$(24,888)	$(4,358)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The change in fair value of derivatives during the three months ended September 30, 2025 relates to the remeasurement of the 2025 warrants, IPO warrants and the 2026 and 2029 Notes Conversion Options derivative liabilities. The change during the nine months ended September 30, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants (the “2024 Warrants”) and issuance of the warrants in 2025 (the “2025 Warrants”) in connection with the warrant exercise agreements entered into on February 5, 2025. During the nine months ended September 30, 2025, there was loss related to a mark-to-market adjustment of $59.9M adjustment for the debt to equity conversions during the period. There was a loss related to the fair market value adjustment on the 2025 warrants and the private warrants of $1.4 million. Additionally, there was a loss of $28.6 million and $2.3 million fair market value adjustments of the 2026 and 2029 Notes Conversion Options, respectively during the nine months ended September 30, 2025.

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

(3)
During the three and nine months ended September 30, 2025 and September 30, 2024, the Company incurred employee separation costs associated with a strategic review of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

(4)
Non-recurring professional fees incurred in connection with discrete, non-recurring strategic initiatives, including business transformation and strategy realignment consulting services which management does not consider part of the Company’s ongoing operating expenses.

(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses during the nine months ended March 31, 2024 consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam acquisition.
(7)	Non-recurring internal integration costs related to the Pangiam acquisition.
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

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(20,117)	$(23,313)
Capital expenditures, net	(4,114)	(7,700)
Free cash flow	$(24,231)	$(31,013)

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

We define backlog in these categories to provide the reader with additional context as to the nature of our backlog and so that the reader can understand the varying degrees of risk, uncertainty, and where applicable, management’s estimates and judgments used in determining backlog at the end of a period. The categories of backlog are further defined below.

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

The following table summarizes certain backlog information (in thousands):

	September 30, 2025	December 31, 2024
Funded	$50,446	$46,552
Unfunded	43,921	72,474
Priced, unexercised options	272,818	283,258
Unpriced, unexercised options	9,239	16,021
Total backlog	$376,424	$418,305

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows provided by our operations and maturities of held-to-maturity investments. We have also generated liquidity through our ATM programs, private placements of our common stock and warrants. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

ATM Program

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”), which the SEC declared effective on April 21, 2023. In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150 million including shares of common stock that may be sold pursuant to the Company’s controlled equity offering agreement, dated as of May 10, 2024 (the “Controlled Equity Offering Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, under an “at the market” offering program (the “May 2024 Sales Agreement”).

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

In August 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities with a maximum of shares sold totaling 65 million, including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”

During the nine months ended September 30, 2025, the Company sold 39,555,415 shares of common stock under the May 2024 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of September 30, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

During the nine months ended September 30, 2025, the Company sold 37,697,898 shares of common stock under the June 2025 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of September 30, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

During the nine months ended September 30, 2025, the Company sold 65,000,000 shares of common stock under the August 2025 Sales Agreement for an aggregate offering price of $337 million. Total issuance costs related to the ATM Program as of September 30, 2025 were approximately $3 million, resulting in aggregate net proceeds of approximately $334 million.

As of September 30, 2025, there is no remaining capacity under the 2023 Shelf Registration Statement.

Held-to-maturity (“HTM”) Investments

Net proceeds from the ATM Program not utilized to fund ongoing operating cash flows are invested in U.S. treasury notes and corporate bonds. The Company purchases these debt securities with the positive intent and ability to hold to its maturity. Such debt securities are classified as held-to-maturity and recorded at amortized cost, net of any allowance for credit losses. In order to ensure ongoing cash availability to fund operating expenditures and growth initiatives, maturities of individual HTM investments occur monthly and are reinvested if those funds are not required to supplement operating liquidity requirements. HTM investments do not have maturities that exceed 24 months from acquisition. The Company’s investment policy requires that HTM investments not explicitly or implicitly guaranteed by the U.S. Government be issued by institutions highly rated by major rating agencies and have a long history of no credit losses. The investment policy also limits the concentration of HTM investments within a given sector and/or with any individual issuer. HTM investments are not callable prior to contractual maturity.

As the intent is to hold these debt securities to contractual maturity, the Company’s HTM investments are not included in the measure of total available liquidity in the table below. Proceeds from coupon payments or the maturity of HTM investments will increase the Company’s total available liquidity to the extent the funds are not reinvested in additional HTM investments.

Our available liquidity as of September 30, 2025 and December 31, 2024, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	September 30, 2025	December 31, 2024
Available cash and cash equivalents	$456,580	$50,141
Total available liquidity	$456,580	$50,141

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	September 30, 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	—	818
Total debt	142,273	200,818
Less: unamortized debt issuance discount and costs	37,421	64,596
Total debt, net	104,852	136,222
Less: current portion	—	818
Long-term debt, net	$104,852	$135,404

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note 12—Debt of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2026 Convertible Notes mature on December 15, 2026.

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. The 2029 Convertible Notes added a covenant that requires the Company to maintain liquidity of at least $15 million measured as of the last business day of any month. As of September 30, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of September 30, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(1,453)	$16,215	$19,195
2029 Convertible Notes	124,605	(35,968)	88,637	250,622
Total	$142,273	$(37,421)	$104,852	$269,817

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

Cash Flows

The table below summarizes certain information from our condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	(20,117)	(23,313)
Net cash (used in) provided by investing activities	(262,853)	6,235
Net cash provided by financing activities	690,050	50,163
Effect of foreign currency rate changes on cash and cash equivalents	(641)	(58)
Net increase in cash and cash equivalents	406,439	33,027
Cash and cash equivalents at the beginning of the period	50,141	32,557
Cash and cash equivalents at the end of the period	$456,580	$65,584

Operating activities

For the nine months ended September 30, 2025, net cash used in operating activities was $20.1 million. Net loss before deducting depreciation, amortization and other non-cash items was $34.7 million and was further impacted by a favorable change in net working capital of $14.6 million which partially offset operating cash outflows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $14.2 million, an increase in accrued expenses of $6.5 million, an increase in other liabilities of $0.2 million, an increase in contract liabilities of $1.0 million, These were partially offset by an increase in contract assets of $1.3 million, a decrease in accounts payable of $2.9 million and an increase in prepaid expenses and other assets of $3.1 million.

For the nine months ended September 30, 2024, net cash used in operating activities was $23.3 million. Net loss before deducting depreciation, amortization and other non-cash items was $22.2 million and was further impacted by an unfavorable change in net working capital of $1.2 million which reduced operating cash flows during this period. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $5.4 million and a decrease in accounts payable of $8.2 million. These were partially offset by an increase in accrued liabilities of $7.6 million, a decrease in contract assets of $3.1 million, an increase in contract liabilities of $0.5 million, a decrease in prepaid expenses and other assets of $1.5 million, and an increase in other liabilities of $0.2 million.

Investing activities

For the nine months ended September 30, 2025, net cash used in investing activities was $262.9 million, primarily consisting of purchases of held-to-maturity investments of $258.7 million and capitalized software development costs of $3.8 million.

For the nine months ended September 30, 2024, net cash provided by investing activities was $6.2 million, primarily consisting of cash acquired from the Pangiam acquisition of $13.9 million, partially offset by capitalized software development costs of $7.4 million.

Financing activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $690.1 million, primarily consisting of the net proceeds from the exercise of the 2024 PIPE warrants and 2024 RDO warrants of $64.7 million and gross proceeds of $637.1 million from the issuance of common stock under our ATM Program. These cash inflows were partially offset by payment of debt issuance costs to third parties in connection with the Exchange Transaction of $4.7 million, payment of transaction costs in connection with the ATM of $8.3 million, and payment of taxes related to net share settlement of equity awards of $2.0 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $50.2 million, primarily consisting of the net proceeds from the issuance of the Private Placement and Registered Direct Offering shares of $53.8 million, partially offset by the payment of taxes related to net share settlement of equity awards of $3.1 million and the net repayment of $1.2 million related to the 2023 D&O Financing Loan.

Critical Accounting Policies and Estimates

For the critical accounting estimates used in preparing our condensed consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our condensed consolidated statements of operations, as well as, on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Our critical accounting estimates are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2024, as filed with the SEC on March 25, 2025.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to the existence of a previously reported material weakness in internal control over financial reporting. The material weaknesses were identified and discussed in “Part II - Item 9A - Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024.

Remediation Efforts to Address Material Weaknesses

Management has and will continue to enhance the execution and review of technical accounting policies related to transactions that are subject to significant judgment, differences in interpretation, or otherwise are non-routine, unusual, or complex.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed during 2025.

Changes in Internal Controls Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a - 15(d) and 15d - 15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that make an investment in the Company risky, please see the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024, as well as those set forth below. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

We may fail to complete the acquisition of Ask Sage, Inc. if certain required conditions, many of which are outside our control, are not satisfied.

The completion of the acquisition of Ask Sage, Inc. is subject to various closing conditions, including, but not limited to, (i) the required Ask Sage stockholder approval (the “Requisite Stockholder Approval”), (ii) no temporary injunction or other order or judgment preventing the consummation of the merger shall have been issued by any court of competent jurisdiction and remain in effect, and (iii) the waiting period (and any extensions thereof), if any, applicable to the merger pursuant to the Hart-Scott Rodino Act shall have expired or been terminated. Despite the parties’ best efforts, we may not be able to satisfy or receive the various closing conditions and obtain the necessary approvals in a timely fashion or at all.

We may fail to realize the anticipated benefits of the acquisition of Ask Sage Inc. and may assume unanticipated liabilities.

The success of the acquisition of Ask Sage, Inc. will depend on, among other things, our ability to integrate the transferred businesses in a manner that realizes the various benefits, growth opportunities and synergies that we have identified. Our ability to achieve these anticipated benefits is subject to a number of risks and uncertainties.

Failure to complete the acquisition of Ask Sage, Inc. could negatively impact our stock price, future business and financial results.

If the acquisition of Ask Sage, Inc. is not completed, we will be subject to several risks, including the following:

•payment for certain costs relating to the acquisition, whether or not it is completed, such as legal, accounting, financial advisor and other fees;

•negative reactions from the financial markets, including potential declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the acquisition will be completed;

•diverted attention of our management to the acquisition rather than to our operations and pursuit of other opportunities that could have been beneficial to us; and

•negative impact on our future growth plan, including with regard to potential acquisitions for which we may otherwise have been able to provide a stronger foundation.

An issuance of our common stock, if elected by us, would dilute the percentage ownership interests of our other stockholders.

As consideration for a portion of the purchase price in the acquisition, we are may elect to issue shares of our common stock in an amount intended to equal $110.0 million. The issuance of shares of our common stock would cause a reduction in the relative percentage interest of the Company’s other current stockholders in the Company’s earnings, if any, voting power, and market capitalization.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2025.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

(a)None.

(b)None.

(c)No “officer” (as defined in Rule 16a-1(f) under the Exchange Act) or director of the Company adopted, modified or terminated “Rule 10b5-1 trading arrangements” and/or “non-Rule 10b5-1 trading arrangements” (each as defined in Item 408 of Regulation S-K) during the three months ended September 30, 2025.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
2.1*	Agreement and Plan of Merger, dated as of November 10, 2025, by and among BigBear.ai Holdings, Inc., Atlas 2025 Merger Sub Inc., Ask Sage, Inc. and Shareholder Representative Services LLC	8-K	11/10/2025	001-40031	2.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on March 27,2025).	8-K	3/27/2025	001-40031	3.1
10.1	Offer Letter, dated as of June 6, 2025, between BigBear.ai Holdings, Inc. and Sean Ricker.	8-K	6/6/2025	001-40031	10.1
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

* The schedules and exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to provides copies of any of the omitted schedules and exhibits to the Securities and Exchange Commission (the “SEC”) upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BigBear.ai Holdings, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2025	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer (Principal Financial Officer)