Form 10-K
period 2025-12-31
BigBear.ai Holdings, Inc.
filed 2026-03-02
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or and emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2025, based on the closing price of $6.79 per share for shares of the Registrant’s common stock as reported by the New York Stock Exchange, was approximately $2.5 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 476,056,577 shares of our common stock, $0.0001 par value per share, outstanding as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the Registrant's fiscal year and incorporated by reference in Part III of this Annual Report on Form 10-K.

BIGBEAR.AI HOLDINGS, INC.
Annual Report on Form 10-K
December 31, 2025

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

Item 1. Business

Company Overview

BigBear.ai Holdings, Inc.’s (“BigBear.ai” or the “Company”) is a specialized provider of mission-ready artificial intelligence (“AI”) technology, founded originally to serve defense and national security mission customers. Our objective is to deliver enduring strategic advantage for the U.S., its allies, and select commercial partners. We unite cutting-edge technology capabilities - from artificial intelligence to computer vision, predictive analytics and biometrics.

National security, travel and trade are our core industries. Each area is highly specialized and requires deep domain expertise. They are also interdependent. Strengthening national security enables commerce and provides the baseline of trust necessary for nations to build prosperity. In turn, enhanced national security depends on the ability to move people and goods through the global economy and across borders with speed, precision and efficiency, which facilitates tens of trillions of dollars of annual trade.

BigBear.ai operates where these vectors converge. We advance each of these systems by developing and deploying advanced technology and human expertise. In doing so, we both enable systems of commerce to operate faster and more effectively, and we reduce the risk that bad actors succeed in their tireless efforts to attack and destabilize societies and the economies on which we all depend. To that end, BigBear.ai opposes the forces that would harm the U.S. and its allies, and partners closely with governments and businesses who embrace their role in building prosperous, safer societies and international stability.

Customer Context

There is an urgent need for greater security in a volatile world and for greater transparency in how people and goods move. These trends have collided with historic demand for game-changing technology and pressure on governments and businesses all over the world to transform at breakneck pace, recognizing that never in the history of humankind has a technology as powerful as AI emerged and spread through industries and our lives as rapidly as AI will.

BigBear.ai is positioned to help our customers win in this context. The majority of our employees are security-cleared and many operate alongside their customers daily, we have deep trusting relationships with unique and discerning customers in the U.S. government, and with select commercial partners, putting us in the ideal position to deliver custom-designed AI solutions for the pressing, complex problems of today.

Policy and political landscapes are relevant. In January 2026, The U.S. government published its AI Acceleration Strategy. This marks a decisive pivot toward state-driven technological dominance, prioritizing rapid military deployment and federal preemption over regional regulation. The administration aims to create a unified national "Frontier", prioritizing innovation over state ethics mandates. This wartime footing is designed to ensure the U.S. maintains a lead in the global AI race, treating computational power and algorithmic speed as national capital.

The government’s AI Acceleration strategy is anchored by Pace-Setting Projects (PSPs), a series of high-velocity initiatives intended to bridge the gap between commercial breakthroughs and battlefield application. By mandating "AI Model Parity," the government intends to fast-follow private sector speed, ensuring that every branch of the Joint Force has immediate access to the same frontier models. The strategy includes a significant legal and physical infrastructure overhaul, aiming to cement a permanent American "AI Technology Stack" that is both ideologically neutral and strategically unassailable.

Similarly, businesses across broad industries are reviewing and reimagining how technology can help them win – from the products and services they sell to how they operate. BigBear.ai works with a number of these commercial partners to enhance their capabilities. This can range from providing greater supply chain transparency to optimizing processes and technical workflows.

National Security Capabilities

Generative AI for Defense & Intelligence

On December 31st, 2025, BigBear.ai announced that it had completed the acquisition of Ask Sage, a platform-agnostic generative AI solution designed specifically to serve defense and intelligence customers. It is the first platform of its kind to have been FedRAMP (Federal Risk and Authorization Management Program) authorized, which means that it passes a U.S. government program that provides a standardized approach to security assessment, authorization, and continuous monitoring for cloud products and services. This is critically important because before Ask Sage, defense and national security staff in the U.S. could not use generative AI platforms freely to assist with their work.

Having been subjected to rigorous security vetting and certified to meet federal security standards for handling government data up to DoD IL5, IL6 and Top-Secret use, Ask Sage is - as of January 2026 - used by more than 16,000 government teams, 100,000 Department of War users, and 2,500 companies. While other platforms that enable Frontier AI models to be used in sensitive contexts are emerging, Ask Sage has first-mover advantage and will serve as a central pillar of BigBear.ai’s technology capabilities.

Autonomy at the Edge

In a military context, operating “at the edge” means working in tactical locations where troops, sensors, and weapons systems are engaged—often far from centralized command centers or cloud data centers. BigBear.ai orchestrates and fuses data and artificial intelligence in these arenas, even in distributed and/or disconnected environments. Proven computer vision, anomaly/event detection, and descriptive and predictive analytics supports operations and breaks down silos between vendors and systems.

For example, as the modern battle space evolves in complexity, ConductorOS arms defense operators with intelligent, resilient, and mission-ready systems of interconnected edge devices. It is a sophisticated AI, data and sensor orchestration platform designed to transform how distributed systems are built and managed in mission-critical defense environments. ConductorOS transforms connected devices and systems into a dynamic orchestration layer, running AI models at the mission’s edge for split-second inference and autonomy. In 2025, ConductorOS was central to exercise “Talisman Sabre” a joint exercise to strengthen military interoperability between allied forces, practice crisis-action planning and contingency responses between U.S., Australian Forces, and more than two dozen other nations.

Operational Readiness

Our approach to operational readiness streamlines the existing complex processes of organizing and forecasting manpower, equipment, and supply chain data. BigBear.ai combines subject matter expertise with technology to connect capabilities, provide insights on process performance and recommendations for managing risk. Our capabilities deliver course of action decision support and event prediction and forecasting, which provides decision makers with insights at the speed of operational relevance.

Travel and Trade Capabilities

Digital Identity

BigBear.ai is at the forefront of technological advancement in the realm of identity verification and biometrics. We offer software assets leveraging advanced vision AI technologies that are the cornerstone of our commitment to innovation in identity verification and security. Through the integration of sophisticated algorithms and machine learning capabilities, our software solutions empower organizations to authenticate individuals with unmatched accuracy and efficiency. These digital identity offerings are no longer restricted to national security uses - they are increasingly expanding into enabling a frictionless user experience in an ever-growing number of settings wherever identity verification is valuable.

Digital Twin

Our approach to modeling and simulation enables our customers and partners to capture the behavior of complex interdependent processes and execute rapid course-of-action analysis. Our tools play a critical role in aiding capital investment strategies, building design, layouts, and equipment purchases for manufacturing, logistics, business processes, and other operational systems.

Logistics and Supply Chain Management (SCM)

Our approach to enabling our military, intelligence, and federal agencies is to facilitate the safe transport of goods and people in contested environments and at points of entry. In January 2026, we acquired the assets of CargoSeer, a specialized AI software company delivering cargo scanning enhancement and trade risk management capabilities for customs enforcement missions worldwide. The CargoSeer AI Shipment Inspection Platform supports enhanced Non-Intrusive Inspection (NII) for cargo, by combining automated image analysis, computer vision, and machine learning coupled with trade and cargo data. The technology helps customs authority operators rapidly identify high-risk shipments, detect threats, and improve inspection efficiency across ports of entry.

Financial Strength and Growth Focus

BigBear.ai has been a trusted partner to our customers for decades—we take that trust seriously and we work every day to keep it. Bigbear.ai is now in the strongest financial position in the history of the Company. The changes are reflected in our capital structure, liquidity profile, and market valuation.

Market capitalization expanded from approximately $1.1 billion in January 2024 to $2.4 billion in December 2025, an increase of more than $1.2 billion, or 112%.

The increase in market capitalization was achieved alongside a dramatic improvement in net cash, reflecting a higher-quality valuation supported by a substantially stronger balance sheet. Cash and cash equivalents and investments in available for sale debt securities increased from $50.1 million as of December 31. 2024 to $461.5 million as of December 31, 2025, a nearly tenfold improvement, providing meaningful strategic flexibility.

Total debt was reduced from $142.3 million as of December 31, 2025 to $17.7 million subsequent to year-end, an 88% reduction. This transition fundamentally changes the Company’s profile and positions us to invest from a position of strength.[

People and Culture

As of December 31, 2025, we had 579 employees, the vast majority of which are employed in the United States and hold an active security clearance. Approximately 67% of our workforce comprises software engineers, data scientists, cloud/systems engineers, analysts, and cyber subject-matter experts.

We are headquartered in McLean, Virginia, with additional office locations in Ann Arbor, Michigan; Chantilly, Virginia; Columbia, Maryland; and Charlottesville, Virginia. Many of our team members work at secure customer facilities across the U.S. We also have offices in London, U.K., and Abu Dhabi, UAE.
The BigBear.ai executive team brings strong industry experience and knowledge of both government and commercial markets. Their role is to shape the Company’s vision and market penetration strategies, while driving operational excellence. Further, the leadership team is committed to maintaining a corporate culture and employee value proposition that attracts and retains the brightest talent in the industry.

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

Competition and Unique Industry Variables

Our main sources of current and potential competition fall into several categories:

•System integrators that develop and provide custom software solutions;
•Agency or corporate IT organizations that develop internal solutions for their enterprises;
•Commercial enterprise and point solution software providers; and
•Public cloud providers offering discrete tools and micro-services with artificial intelligence, analytics and data management tools or functionality

In many cases, we compete with the internal software development efforts of our potential customers. Organizations frequently attempt to build their own decision support and analytics platforms using a patchwork of custom development, outside consultants, IT services companies, packaged and open-source software, and significant internal IT resources, before turning to BigBear.ai. We also face competition from government contractors and system integrators who are building custom solutions in the same industries.

Seasonality

We generally experience seasonality in the timing of recognition of revenue as a result of the timing of the execution of our contracts, as we have historically executed many of our contracts in the third and fourth quarters due to the fiscal year ends and procurement cycles of our customers.

Additionally, recurring delays in the federal government’s budgeting process can adversely affect the award of new contracts or growth on existing contracts during continuing resolutions and periods of government shutdown.

Regulatory

Our business activities are subject to various federal, state, local, and foreign laws, rules, and regulations. Compliance with these laws, rules, and regulations has not had, and is not expected to have, a material effect on our capital expenditures, results of operations and competitive position as compared to prior periods. Nevertheless, compliance with existing or future governmental or international regulatory bodies’ regulations, including, but not limited to, those pertaining to global trade, consumer and data protection, and taxes, could have a material impact on our business in subsequent periods.

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

For additional information regarding these matters, see Note 16—Commitments and Contingencies, included in the notes to the consolidated financial statements.

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
•a significant commercial market for biometrics technology may not develop, and even if it does, there can be no assurance our biometrics technology will be successful;
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
•our ability to integrate acquisitions successfully and realize the estimate cost savings expected from the combined companies; and
•other factors detailed below.

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

We have incurred operating losses in the past, may incur operating losses in the future, and may not achieve or maintain profitability in the future.

We have incurred operating losses each year since our inception and may continue to incur net losses in the future. Our operating expenses may increase in the future as we optimize and grow our business, including, for example, via our sales and marketing efforts, continuing to invest in research and development, adding content and software features to our platform, expanding into new geographies and developing new products and features. These potential efforts and additional expenses may be more costly than we expect, and we cannot guarantee that we will be able to increase our revenue to offset our operating expenses. Our revenue may decline for a number of other reasons, including reduced demand for our products and services, increased competition, a decrease in the growth or reduction in size of our overall market, or if we cannot capitalize on strategic opportunities. If our revenue does not grow at a greater rate than our operating expenses, we will not be able to achieve and maintain profitability.

Our results of operations and cash flows are substantially affected by our mix of fixed-price and time-and-material type contracts. Our profits may decrease and/or we may incur significant unanticipated costs if we do not accurately estimate the costs of these engagements.

We generate most of our revenue through various time-and-material and fixed-price contracts. For the years ended December 31, 2025 revenue from time-and-material and fixed-price contracts was 61% and 25% of revenue, respectively. Some of our arrangements with our customers are on fixed-price contracts, rather than contracts in which payment to us is determined on a time and materials or other basis. These fixed-price contracts allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. government contracts can expose us to potentially large losses because the U.S. government can hold us responsible for completing a project or, in certain circumstances, require us to pay the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of labor, raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Our failure to estimate accurately the resources and schedule required for a project, or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price contract was based, could adversely affect our overall profitability and could have a material adverse effect on our business, financial condition, and results of operations. We are consistently entering into contracts for large projects that magnify this risk. We have been required to commit unanticipated additional resources to complete projects in the past, which has occasionally resulted in losses on those contracts. We could experience similar situations in the future. In addition, we may fix the price for some projects at an early stage of the project engagement, which could result in a fixed price that is too low. Therefore, any changes from our original estimates could adversely affect our business, financial condition, and results of operations.

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

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments to our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. For example, revenue earned from customers contributing in excess of 10% of consolidated revenues was $65 million or 51% of revenue for the twelve months ended December 31, 2025.

Each of our contracts with these customers includes termination for convenience provisions whereby the customer can unilaterally elect to terminate the contract. In the event of a termination, we may generally recover only our incurred or committed costs and settlement expenses and profit on work completed prior to the termination. Our 2025 revenues from these significant customers were mainly earned from large multi-year contracts. As of December 31, 2025, about $27 million of our approximate $248 million of total backlog is attributable to these significant customers. The contracts are estimated to be completed during 2026. Of the $27 million of backlog related to these significant customers as of December 31, 2025, we expect to recognize approximately 100% of that amount as revenue by the end of 2026. As a result, the contracts comprising our backlog may not result in actual revenue in any particular period or at all, and the actual revenue from such contracts may differ from our backlog estimates. The timing of receipt of revenues, if any, on projects included in backlog could change because many factors affect the scheduling of missions and adjustments to contracts may also occur. The failure to realize some portion of our backlog could adversely affect our revenues and gross margins. Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

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

As of December 31, 2025, the total remaining deal value of the contracts that we had been awarded by, or entered into with, commercial and government customers, including existing contractual obligations and contract options available to those customers was approximately $248 million.

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

In the future, we may seek to raise or borrow additional funds to expand our product or business development efforts, make acquisitions or otherwise fund or grow our business and operations. As of December 31, 2025, we had approximately $142.3 million of indebtedness. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for the next 12 months, additional funds may be required if our growth strategy does not develop as quickly as planned. If we require additional financing, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If adequate funds are not available on acceptable terms, or at all, we may be unable to, among other things:

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

Our ability to raise additional capital may be significantly affected by general market conditions, the market price of our ordinary shares, our financial condition, uncertainty about the future commercial success of our products, regulatory developments, the status and scope of our intellectual property, any ongoing arbitration or litigation, our compliance with applicable laws and regulations and other factors, many of which are outside our control. Furthermore, the Indentures governing our 2029 Convertible Notes contain limitations on our ability to incur debt and issue preferred and/or disqualified stock. Accordingly, we cannot be certain that we will be able to obtain additional financing on favorable terms or at all. If we are unable to obtain needed financing on acceptable terms, or otherwise, we may not be able to implement our business plan, which could have a material adverse effect on our business, financial condition and results of operations, including a decline in the trading price of our ordinary shares. Any additional equity financings could result in additional dilution to our then existing stockholders. In addition, we may enter into additional financings that restrict our operations or adversely affect our ability to operate our business and, if we issue equity, debt or other securities to raise additional capital or restructure or refinance our existing indebtedness, the new equity, debt or other securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

As of December 31, 2025, the remaining principal on the 2026 Convertible Notes is approximately $17.7 million and these notes mature on December 15, 2026. As of December 31, 2025, the remaining principal on the 2029 Convertible Notes is approximately $124.6 million and these notes mature on December 15, 2029.

As of December 31, 2025, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

AI is enabled by or integrated into some of our software and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. We have also incorporated AI into certain operations within our business, including by using our platforms for internal functions and have developed internal policies to govern AI use. AI algorithms may be flawed. Datasets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. The rapid evolution of AI and its evolving regulatory landscape may also require additional resources to develop, test and maintain our platforms and products to help ensure that AI is implemented appropriately in order to minimize unintended or harmful impact, which may be costly and may not produce the benefits and results that we expect. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. We may experience negative consequences from our use of AI and ML within the Company and in our products and services. Our or our customers’ sensitive information could be leaked, disclosed, or revealed as a result or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies. Any sensitive information (including confidential competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third parties’ AI/ML model. Additionally, where an AI/ML model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AT/ML models may create flawed, incomplete or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits, including exposure to reputational and competitive harm, customer loss, and legal liability.

In addition, many U.S. federal, state, and foreign government bodies and agencies have introduced, and are currently considering, additional laws and regulations, including related to the development and integration of AI, ML, and additional emerging data technologies while mitigating or controlling for bias and discrimination in the context of AI and ML. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the California Consumer Privacy Act (as amended by the California Privacy Rights Act) (“CCPA”), regarding the use of automated decision-making, and both California and Colorado have recently passed legislation (with similar legislation pending in Virginia) imposing transparency and disclosure requirements with respect to certain AI systems. Furthermore, in Europe, the Artificial Intelligence Act (“EU AI Act”), which became effective on August 1, 2024, categorizes AI systems based on risk, prohibits certain uses of AI effective February 2, 2025, and introduces strict requirements for high-risk AI applications beginning August 2, 2027. These frameworks, together with existing privacy and data protection requirements, including the GDPR’s restrictions on automated decision-making, continue to evolve. The privacy, data protection, and technology-related legal regimes that apply to our business, including those that govern AI and automated decision-making, are more fully described under the risk factor contained herein entitled “Our business is subject to complex and evolving U.S. and non-U.S. laws and regulations regarding privacy, data protection and security, technology protection, and other matters.” While we strive to minimize any physical bias in our product’s identification of threats because our product’s AI does not process or analyze an individual’s physical characteristics, we may not be able to identify such issues in advance, or if identified, we may not be able to identify mechanisms for effectively mitigating such issues.

With the acquisition of Pangiam, a portion of our growth strategy is the market for biometrics activity. A significant commercial market for biometrics technology may not develop, and, even if it does, there can be no assurance our biometrics technology will be successful.

A component of our strategy to grow our revenue includes expansion into commercial markets. To date, biometrics technology has received only limited acceptance and slow adoption in these markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, passwords and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including: i) the performance and reliability of biometric solutions; ii) costs involved in adopting and integrating biometric solutions; iii) public concerns regarding privacy; and iv) potential privacy legislation.

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our offerings. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

For these reasons, we are uncertain whether there will be significant demand for biometrics technology from commercial markets. Moreover, even if there is significant demand, there can be no assurance that our biometrics products will achieve market acceptance.

We depend on computing infrastructure operated by Amazon Web Services (AWS), Google Cloud Platform (GCP), Microsoft Azure, and other third parties and data centers to support some of our customers, and any errors, disruption, performance problems, or failure in their or our operational infrastructure could adversely affect our business, financial condition, and results of operations.

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

We have $241.1 million of goodwill assets recorded on our consolidated balance sheet as of December 31, 2025, from previous acquisitions, which represents approximately 13% of our total assets as of the end of this period. These goodwill assets are subject to annual impairment testing and more frequent testing upon the occurrence of certain events or significant changes in circumstances that indicate goodwill may be impaired. If we experience changes or factors arise that negatively affect the expected cash flows of a reporting unit, we may be required to write off all or a portion of the reporting unit’s related goodwill. For example, during the first quarter of 2024, we recognized a non-cash goodwill impairment charge of $85.0 million related to the acquisition of Pangiam and 2025 year-to-date impairments of goodwill of $70.6 million. Business deterioration, contract cancellations or terminations, or market pressures could cause our sales, earnings and cash flows to decline below current projections and could cause goodwill and intangible assets to be impaired in the future. For fiscal 2025, our single reporting unit had limited headroom, meaning fair value only narrowly exceeded carrying value; as a result, even modest adverse changes in valuation assumptions, operating results, or market conditions could result in a future goodwill impairment charge.

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

As of December 31, 2025, we had $339.6 million of U.S. federal and $426.6 million of U.S. state net operating loss (“NOLs”) carryforwards available to reduce future taxable income. While the federal NOL carryforwards can be carried forward indefinitely, state NOLs begin to expire in the year ending December 31, 2031. It is possible that we will not generate taxable income in time to use these NOL carryforwards before their expiration or at all. Under legislative changes made in December 2017, U.S. federal NOLs incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such NOLs is limited. In addition, the federal and state NOL carryforwards and certain tax credits may be subject to significant limitations under Section 382 and Section 383 of the Code, respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. During 2024, we performed an analysis of an “ownership changes” for purposes of Section 382 and 383 of the Code. This analysis found that an “ownership change” occurred on December 2, 2024. As a result, our ability to utilize NOLs generated prior to that date is limited from the date of the change through 2028. This could lead to BigBear.ai or its subsidiaries retaining less cash after paying U.S. federal and state income taxes in years when there is taxable income, compared to if the NOL utilization was not limited. This reduction in retained cash could negatively affect our operating results.

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

The covenants in the Indentures that govern the Convertible Notes are subject to important exceptions and qualifications, which are described under Exhibit 4.5 “Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934.”

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

The 2029 Convertible Notes are effectively subordinated to our indebtedness under the 2026 Convertible Notes and our other secured indebtedness to the extent of the value of the assets securing that indebtedness.

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

We have certain financial instruments, including warrants and the convertible features of our 2029 Convertible Notes, that are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock.

We have certain financial instruments, including warrants and the convertible features of our 2029 Convertible Notes, that are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”). The financial instruments that are accounted for as derivatives include the 2029 Notes Conversion Option, the 2026 Notes Conversion Option, IPO private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”). These financial instruments do not meet the criteria for equity treatment and are classified as liabilities measured at fair value.

During the years ended December 31, 2025 and December 31, 2024 we recognized net losses of $92.8 million and $107.7 million respectively, related to changes in the fair value of these financial instruments, with such changes presented in net increase (decrease) in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

The estimated fair value of our derivative liabilities related to our warrants, including the 2024 RDO Warrants, the 2024 PIPE Warrants, and the IPO Private Warrants was $0.1 million as of December 31, 2025. The 2024 RDO Warrants and 2024 PIPE Warrants were fully exercised during the first quarter of 2025.

The estimated fair value of our derivative liabilities related to our 2029 Convertible Notes was $98.8 million as of December 31, 2025. As of the date of this filing, the entire balance of the 2029 Convertible Notes have been voluntarily converted by noteholders.

The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

The price of our Common Stock has been and could remain volatile and a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The market price of our Common Stock has historically experienced and may continue to experience significant volatility. From January 1, 2024 through February 6, 2026, the market price of our Common Stock, which is listed on the NYSE, fluctuated from a high of $10.36 per share in the first quarter of 2025 to a low of $1.19 in the third quarter of 2024. Additionally, the price of our securities has fluctuated significantly due to general economic conditions and forecasts, our general business condition and the release of our financial reports and other announcements. If our securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or if an active trading market for our securities is not otherwise sustained, their liquidity and price may be more limited and you may be unable to sell your securities.

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

Risk Related to the Acquisition of Ask Sage

BigBear.ai stockholders may not realize a benefit from the Ask Sage Acquisition commensurate with the ownership dilution they will experience in connection with the Ask Sage Acquisition.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Ask Sage Acquisition, BigBear.ai stockholders will have experienced dilution of their ownership interests without receiving a commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Ask Sage Acquisition.

BigBear.ai may not achieve the benefits it expects from the Ask Sage Acquisition, which may have an adverse effect on both BigBear.ai’s and Ask Sage’s business, financial condition and operating results.

BigBear.ai consummated the Ask Sage Acquisition with the expectation that the Ask Sage Acquisition will result in benefits to the combined company. Post-acquisition challenges include, among others, the following:

•retaining the management and employees of the combined company;

•attracting and hiring new personnel key to the growth and development of the combined company;

•retaining existing strategic partners and suppliers for the combined company; and

•attracting new customers while maintaining existing customers.

If the combined company is not successful in addressing these and other challenges, then the benefits of the Ask Sage Acquisition may not be realized and, as a result, the combined company’s operating results and the market price of BigBear.ai Common Stock may be adversely affected.

The combined company may be unable to integrate successfully the businesses of BigBear.ai and Ask Sage and realize the anticipated benefits of the Ask Sage Acquisition.

The Ask Sage Acquisition involves the combination of two companies which previously operated as independent companies. The combined company will be required to devote significant management attention and resources to integrating its business practices and operations. The combined company may fail to realize some or all of the anticipated benefits of the Ask Sage Acquisition if the integration process takes longer than expected or is more costly than expected. Some of the potential difficulties the combined company may encounter in the integration process include the following:

•the inability to successfully combine the businesses of BigBear.ai and Ask Sage in a manner that permits the combined company to achieve the anticipated benefits from the Ask Sage Acquisition, which would result in those benefits not being realized partly or wholly in the time frame currently anticipated or at all;

•creation of uniform standards, controls, procedures, policies and information systems; and

•potential unknown liabilities and unforeseen increased expenses.

Ask Sage’s potential products and technologies are in early stages of development.

The development of new technology products is a highly risky undertaking. Ask Sage’s technologies and products will require additional research, development and trials. There can be no assurance that any future research, development or trial efforts will result in viable products. Future results may be negative or insufficient to allow the surviving company to pursue further development or to successfully market its products, if approved. Obtaining needed data and results may take longer than planned or may not be obtained at all. Any such delays or setbacks could have an adverse effect on the ability of the surviving company to achieve its financial goals.

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

Since early 2025, the current presidential administration has signed a series of executive orders imposing sweeping tariffs on almost all imports into the United States, with certain tariffs already in effect and some which have been delayed. The administration has also stated plans to impose additional new tariffs or further increase or expand existing tariffs. In addition to the impacts to our business stemming from the tariffs imposed by the administration, we may also be materially impacted by retaliatory tariffs and other penalties or trade restrictions that may be imposed against the United States.

There continues to be significant uncertainty regarding these recent changes and potential future developments. Increased trade restrictions, tariffs or taxes on imports or exports relating to countries where we manufacture, source, or sell materials or products, could have a material adverse effect on our business and financial results. If we cannot find ways to mitigate the potential impacts from tariffs or trade restrictions successfully or in a timely manner, these additional tariffs and policies could have a significant impact on our business and results of operations. The exact magnitude of any potential impact remains uncertain, as there may be further changes to tariffs and policies and, consequently, potential increased tension between the U.S. and targeted countries. For example, our risk exposure may increase further if any countries levy additional retaliatory tariffs, taxes, or other trade restrictions or penalties against the United States or U.S. companies.

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

The Company is subject to risks relating to evaluations of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Company has incurred, and expects to continue to incur, a substantial amount of management time and resources to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In this Report, the Company’s management has provided an assessment to the effectiveness of the Company’s internal control over financial reporting. In addition, pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2022, management’s assessment of the effectiveness of the Company’s internal control over financial reporting is subject to attestation by the Company’s independent registered public accounting firm. This Report includes such attestation. However, there is no assurance that the Company will continue to timely comply with such requirements nor can there be assurance that significant deficiencies and/or material weaknesses will not be identified by management or the Company’s independent registered public accounting firm (or, if identified, remediated in a timely fashion or at all), any of which may adversely affect the market price of the Company’s common stock. In addition, the Company’s compliance efforts will continue to require significant expenditures and devotion of management time, and may divert management’s attention from the Company’s operations.

In addition, while businesses acquired during the fiscal year covered by the applicable Annual Report on Form 10-K are permitted to be excluded from the scope of management’s report on internal control over financial reporting and the related auditor attestation for such Annual Report on Form 10-K (as is the case with the exclusion of the businesses acquired by the Company in fiscal 2025 from the scope of management’s report on internal control over financial reporting and the related auditor attestation for this Report), the Company will face challenges and be required to incur expenses in connection with, and devote significant management time to, the internal control over financial reporting of acquired businesses. There is no assurance that any issues, deficiencies, significant deficiencies or material weaknesses in internal controls identified at acquired businesses will be remedied in a timely or cost-efficient manner or at all.

 Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations in internal control systems. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. See Item 9A (“Controls and Procedures”) of this Report for related discussion.

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

We may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all. For example, during the first quarter of 2024, we recognized a non-cash goodwill impairment charge of $85.0 million related to the acquisition of Pangiam and 2025 year-to-date impairments of goodwill of $70.6 million.

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

On February 5, 2025, the Company entered into a warrant exercise agreement with an existing accredited investor to exercise in full an outstanding Common Stock Purchase Warrant to purchase up to an aggregate of 5,800,000 shares (included in the February 2025 Exercise) of the Company’s common stock. In consideration for the immediate and full exercise of the existing warrant for cash, the investor received a new unregistered Common Stock Purchase Warrant to purchase up to an aggregate of 3,770,000 shares of the Company’s common stock (the “New Warrant”) in a private placement. The New Warrant will become exercisable commencing any time on or after August 6, 2025 (the “Exercise Date”) with an expiration date five years after the Exercise Date with an exercise price per share equal to $9.00. See Note 19—Derivatives for additional information related to warrants.

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

We are no longer subject to certain reporting exemptions for “emerging growth companies” and will incur additional costs of reporting compliance

We ceased to be an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012 as of December 31, 2025. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, the adoption of certain ASUs upon losing such status, and additional disclosure requirements, including expanded executive compensation disclosures related to CEO pay ratio, pay versus performance, say on pay and say on frequency of pay which require increase audit, legal and compliance costs.

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

As disclosed elsewhere in this Annual Report on Form 10-K, we identified and remediated material weaknesses in our internal control over financial reporting as of December 31, 2024 related to our 2026 Convertible Notes. As disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, we disclosed material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. As of the date of this filing, these material weaknesses have been remediated.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of BigBear.ai in the future or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. As disclosed elsewhere in this Annual Report on Form 10-K, we identified and remediated material weaknesses in our internal control over financial reporting as of December 31, 2024 related to our 2026 Convertible Notes. As disclosed in our Annual Report, on Form 10-K for the year ended December 31, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, we disclosed material weaknesses in internal controls over financial reporting related to the combination of inadequate segregation of duties, the timeliness of contract award and modification evaluation for proper revenue recognition, and ineffective IT General Controls. As of the date of this filing, these material weaknesses have been remediated.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We face a broad and evolving landscape of cybersecurity threats, ranging from attacks common across most industries—such as ransomware, phishing, and denial-of-service incidents—to more advanced, persistent, and highly organized threats, including nation-state and state-sponsored actors. These sophisticated adversaries increasingly target the defense industrial base, critical infrastructure sectors, and companies expanding operations, partnerships, and supply chains across international markets.

As we grow our global footprint, we are exposed to additional risks arising from cross-border data flows, varying regulatory regimes, geopolitical tensions, and heightened cyber espionage activity in certain regions. Our customers, suppliers, subcontractors, joint venture partners, and other third parties—both domestic and international—face similar cybersecurity threats. A cybersecurity incident affecting us or any of these entities, including incidents originating from or impacting our international operations, could materially and adversely affect our business, operations, financial condition, and results of operations.

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

Our Cybersecurity program is supervised by a dedicated Chief Information Security Officer (CISO), who has over 17 years experience in cybersecurity and operations and holds the following certifications: Certified Information Systems Security Professional (CISSP) and ISO/IEC 42001 AI Management Systems Lead Implementor. The cybersecurity team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes. A strong partnership exists between our Information Technology, Cybersecurity, Internal Audit, and Legal functions so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required. We have a Governance, Risk, and Compliance (GRC) program to further strengthen our cybersecurity risk management activities across the Company, including the prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO reports information about such risks to the Board of Directors.

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

We have a robust Incident Response Plan that coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess, escalate, contain, investigate, and remediate the incident, as well as comply with potentially applicable legal obligations and mitigate brand and reputational damage. Our plan is tested annually, at a minimum via tabletop exercises.

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

Item 2. Properties

We occupy approximately fifty nine thousand square feet of leased building space at six primary locations. We have significant operations in the following locations:

•McLean, Virginia (Corporate Headquarters)
•Ann Arbor, Michigan
•Chantilly, Virginia
•Columbia, Maryland
•London, United Kingdom
•Abu Dhabi, United Arab Emirates

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

Holders
As of December 31, 2025, there were 72 common stockholders of record.

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

Stock Performance Graph
The following graph compares the total return on a cumulative basis through December 31, 2025 of $100 invested in BigBear.ai Holdings common stock on December 8, 2021 to the New York Stock Exchange (NYSE) Index and the S&P 500 Information Technology Index.

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

Item 6. Reserved

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

•Results of Operations: This section provides a discussion of our results of operations for the year ended December 31, 2025, December 31, 2024 and December 31, 2023.

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

Recent Developments

Ask Sage Acquisition

On December 31, 2025, the Company completed the acquisition of Ask Sage, Inc. (“Ask Sage” or the “Ask Sage Acquisition”), a secure, multi-modal generative AI platform designed for government and enterprise use. Of the total purchase consideration of $271.6 million, $267.6 million was paid in cash at or around the time of closing and $4.0 million was held back to cover any post-closing downward adjustments to the purchase price.

ATM Program

The Company completed the “May 2024 Sales Agreement,” the “June 2025 Sales Agreement” and the “August 2025 Sales Agreement” during the year ended December 31, 2025 for total gross proceeds of $637 million and 142 million shares issued.

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

On January 2, 2026, the Company announced that all 2029 Convertible Notes outstanding as of January 16, 2026 (the “Redemption Date”), would be redeemed for cash at a price equal to the principal amount of such notes plus accrued and unpaid interest, as provided by the terms of the Exchange Agreement. All of the 2029 Convertible Notes, with a par value of $124.6 million, were voluntarily converted by noteholders prior to the Redemption Date. These conversions resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes.

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

On September 30, 2025, the continuing resolution (“CR”) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business and results of operations were insignificantly impacted by the disruptions to federal government offices, workers and operations, including funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. On November 12, 2025, Congress passed a funding extension through January 30, 2026 for nine of the twelve bills and a full-year appropriations for three bills. On February 3, 2026, the President signed into law a bill to end the partial government shutdown that began on January 31. The bill provides full-year appropriations for several programs, including the Pentagon and State departments. The impact of the January shutdown did not have a meaningful impact on our results.

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

Transaction expenses

Transaction expenses consist of diligence, legal and other related expenses associated with the 2025 Ask Sage and 2024 Pangiam acquisitions, as well as costs associated with evaluating other acquisition opportunities.

Impairment of long-lived assets

Impairment of long-lived assets consists of non-cash impairment of intangible assets.

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

Interest income

Interest income consists primarily of interest income earned on our money market accounts and investments in debt securities.

Other expense (income), net

Other expense (income), net consists primarily of realized gains and losses on the sale of available for sale investments, foreign exchange gains and losses, and other non-operating expenses.

Income tax benefit

Income tax benefit consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our consolidated statements of operations and comprehensive loss for the following periods:

	Years Ended December 31,
	2025	2024	2023
Revenues	$127,672	$158,236	$155,164
Cost of revenues	99,194	113,016	114,563
Gross margin	28,478	45,220	40,601
Operating expenses:
Selling, general and administrative	95,132	80,040	71,057
Research and development	16,752	10,863	5,035
Restructuring charges	4,370	1,287	822
Transaction expenses	2,082	1,450	2,721
Impairment of long-lived assets	53,403	—	—
Goodwill impairment	70,636	85,000	—
Operating loss	(213,897)	(133,420)	(39,034)
Interest expense	18,116	25,647	24,877
Interest income	(13,253)	(2,293)	(392)
Net increase in fair value of derivatives	92,794	107,658	7,361
Loss on extinguishment of debt	2,577	31,272	—
Other expense (income), net	1,505	99	(1)
Loss before taxes	(315,636)	(295,803)	(70,879)
Income tax benefit	(21,722)	(256)	(222)
Net loss	$(293,914)	$(295,547)	$(70,657)

Comparison of the Years Ended December 31, 2025, 2024, and 2023

Revenues

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Revenues	$127,672	$158,236	$155,164	$(30,564)	(19.3)%	$3,072	2.0%

Revenues decreased by $30.6 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to lower volume on the Army programs and significant one time contracts during the year ended December 31, 2024, that did not recur during the year ended December 31, 2025.

Revenues increased by $3.1 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The change in revenues were primarily driven by increases due to the acquisition of Pangiam, offset by decreased volume from the Air Force EPASS program which wound down in the second quarter of 2023.

Cost of revenues

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Cost of revenues	$99,194	$113,016	$114,563	$(13,822)	(12.2)%	$(1,547)	(1.4)%
Cost of revenues as a percentage of revenues	78%	71%	74%

Cost of revenues as a percentage of total revenues was 78% and 71% for the year ended December 31, 2025 and 2024, respectively. The increase in cost of revenue as a percentage of total revenue was partially driven by a higher mix of higher margin solutions work in the year ended December 31, 2024 as compared to the year ended December 31, 2025. The decrease in total dollars of cost of revenues was primarily due to lower volume on Army programs and significant one time contracts during the year ended December 31, 2024 which did not recur during the year ended December 31, 2025.

Cost of revenues as a percentage of total revenues was 71% for the year ended December 31, 2024 as compared to 74% for the year ended December 31, 2023. The decrease in cost of revenues as a percentage of total revenues was driven by higher margins from the inclusion of Pangiam’s results.

SG&A

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
SG&A	$95,132	$80,040	$71,057	$15,092	18.9%	$8,983	12.6%
SG&A as a percentage of revenues	75%	51%	46%

SG&A expenses as a percentage of total revenues for the year ended December 31, 2025 increased to 75% as compared to 51% for the year ended December 31, 2024. The year-over-year increases include Pangiam’s headcount and operating expenses not fully included in the first quarter of 2024 (the Pangiam acquisition was completed on February 29, 2024), significant investments in sales and marketing during the year ended December 31, 2025.

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

Research and development

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Research and development	$16,752	$10,863	$5,035	$5,889	54.2%	$5,828	115.7%

Research and development expenses increased by $5.9 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase in research and development expenses was driven by fewer projects qualifying for software capitalization compared to the year ended December 31, 2024.

Research and development expenses increased by $5.8 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in research and development expenses was driven by increased headcount, the timing of certain research and development projects, as well as the inclusion of Pangiam’s results.

Restructuring charges

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Restructuring charges	$4,370	$1,287	$822	$3,083	239.5%	$465	56.6%

Restructuring charges increased by $3.1 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Restructuring charges increased by $0.5 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles

Transaction expenses

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Transaction expenses	$2,082	$1,450	$2,721	$632	43.6%	$(1,271)	(46.7)%

Transaction expenses for the year ended December 31, 2025 consist of diligence, legal and other related expenses associated with the Ask Sage Acquisition, as well as costs associated with evaluating other acquisition opportunities.

Transaction expenses for the year ended December 31, 2024 and December 31, 2023 consist of diligence, legal and other related expenses associated with the Pangiam Acquisition.

Impairment of long-lived assets

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Impairment of long-lived assets	$53,403	$—	$—	$53,403	100.0%	$—	—%

During the year ended December 31, 2025, the Company recognized a non-cash impairment charge of $53.4 million, primarily driven by certain revenue contracts with the U.S. government that resulted in downward revisions of short and long-term forecasts in December 2025.

Goodwill impairment

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Goodwill impairment	$70,636	$85,000	$—	$(14,364)	(16.9)%	$85,000	100.0%

During the year ended December 31, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, driven by a change in forecast during the second quarter of 2025.

During the year ended December 31, 2024, the Company recognized a non-cash goodwill impairment charge of $85.0 million primarily driven by a decrease in share price during the first quarter of 2024 compared to the share price of the equity issued as consideration for the acquisition of Pangiam.

Net increase in fair value of derivatives

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Net increase in fair value of derivatives	$92,794	$107,658	$7,361	$(14,864)	(13.8)%	$100,297	1362.5%

The net increase in fair value of derivatives of $92.8 million for the year ended December 31, 2025 includes fair value remeasurements of the 2029 Notes Conversion Option, IPO private warrants, 2026 Notes Conversion Option, and the 2025 RDO warrants. The 2024 PIPE warrants and the 2024 RDO warrant were exercised and fully settled during the year ended December 31, 2025. In connection with the exercise of the 2024 RDO warrants, the Company issued 3,770,000 RDO warrants.

The net increase in fair value of derivatives of $107.7 million for the year ended December 31, 2024 includes fair value remeasurements of the 2026 Notes Conversion Option, 2029 Notes Conversion Option, IPO private warrants, PIPE warrants, and RDO warrants. The 2023 PIPE warrants and the 2023 RDO warrant were fully settled as of December 31, 2024.

Loss on extinguishment of debt

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Loss on extinguishment of debt	$2,577	$31,272	$—	$(28,695)	(91.8)%	$31,272	100.0%

Loss on extinguishment of debt during the year ended December 31, 2025 relates to the write-off of the unamortized debt issuance costs and discount for $57.7 million of the 2029 Convertible Notes that were voluntarily converted by noteholders.

Loss on extinguishment of debt during the year ended December 31, 2024 relates to the exchange of the 2026 Convertible Notes for the 2029 Convertible Notes. The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged.

Interest expense

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Interest expense	$18,116	$25,647	$24,877	$(7,531)	(29.4)%	$770	3.1%

Interest expense during the year ended December 31, 2025 and 2024 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to conversion activity during the year ended December 31, 2025.

Interest expense during the year ended December 31, 2023 consists primarily of interest expense, commitment fees, debt issuance discount amortization, and debt issuance cost amortization under our Convertible Notes and Bank of America Senior Revolver.

Interest income

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Interest income	$(13,253)	$(2,293)	$(392)	$(10,960)	478.0%	$(1,901)	484.9%

The increase in interest income is primarily related to a higher average cash balance during the year ended December 31, 2025 compared to comparative periods resulting from cash raised through at-the-money equity issuances, and includes interest earned from our investments in debt securities.

Other expense (income), net

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Other expense (income), net	$1,505	$99	$(1)	$1,406	1420.2%	$100	(10000.0)%

The change in other expense (income), net during the year ended December 31, 2025 as compared to the year ended December 31, 2024 is primarily driven by realized gains from available for sale investments, offset by foreign exchange losses and management fees on our debt securities portfolio.

Income tax benefit

	Years Ended December 31,			Year-Over-Year Change		Year-Over-Year Change
	2025	2024	2023	2025 vs 2024		2024 vs 2023
Income tax benefit	$(21,722)	$(256)	$(222)	$(21,466)	8385.2%	$(34)	15.3%
Effective tax rate	6.9%	0.1%	0.3%

The difference in the effective tax rate for the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily due to the tax benefit from the valuation allowance change as a result of the Ask Sage acquisition. The effective tax rate for the year ended December 31, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The benefit for the year ended December 31, 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity and to the change in valuation allowance as a result of the Ask Sage acquisition.

The decrease in the effective tax rate for the year ended December 31, 2024 from the year ended December 31, 2023 was primarily due to significant pre-tax loss, non-deductible goodwill impairment and derivative losses, largely offset by an increase in valuation allowance.

As of December 31, 2025, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 14—Income Taxes of the Notes to consolidated financial statements included in this Annual Report on Form 10-K for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net loss adjusted for interest expense, interest income, income tax benefit, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, non-recurring integration costs, goodwill impairment, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Years Ended December 31,
	2025	2024	2023
Net loss	$(293,914)	$(295,547)	$(70,657)
Interest expense	18,116	25,647	24,877
Interest income	(13,253)	(2,293)	(392)
Income tax benefit	(21,722)	(256)	(222)
Depreciation and amortization	15,281	11,872	7,901
EBITDA	(295,492)	(260,577)	(38,493)
Adjustments:
Equity-based compensation	23,330	21,127	18,671
Employer payroll taxes related to equity-based compensation(1)	2,011	985	440
Net increase in fair value of derivatives(2)	92,794	107,658	7,361
Restructuring charges(3)	4,370	1,287	822
Non-recurring strategic initiatives(4)	9,075	6,459	3,025
Non-recurring litigation(5)	30	1,142	2,250
Transaction expenses(6)	2,082	1,450	2,721
Non-recurring integration costs(7)	44	1,800	—
Goodwill impairment(8)	70,636	85,000	—
Impairment of long-lived assets(9)	53,403	—	—
Loss on extinguishment of debt(10)	2,577	31,272	—
Adjusted EBITDA	$(35,140)	$(2,397)	$(3,203)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The change in fair value of derivatives during the year ended December 31, 2025 relates to the remeasurement of the 2025 warrants, IPO warrants and the 2026 and 2029 Notes Conversion Options derivative liabilities. The change during the year ended December 31, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants (the “2024 Warrants”) and issuance of the warrants in 2025 (the “2025 Warrants”) in connection with the warrant exercise agreements entered into on February 5, 2025. During the year ended December 31, 2025, there was loss related to a mark-to-market adjustment of $59.9M for the debt to equity conversions during the period. There was a gain related to the fair market value adjustment on the 2025 warrants and the private warrants of $2.3 million. Additionally, there was a loss of $20.8 million fair market value adjustments of the 2026 and 2029 Notes Conversion Option, during the year ended December 31, 2025.

(2)
The increase in fair value of derivatives during the year ended December 31, 2024, relates to the $42.3 million loss recorded upon the exercise of the 2023 RDO and 2023 PIPE Warrants (the “2023 Warrants”) and issuance of the warrants in 2024 (the “2024 Warrants”) in connection with the warrant exercise agreements entered into on February 27, 2024 and March 4, 2024. The additional loss relates to $11.4 million fair market value adjustment of the 2026 Notes Conversion Option, 2024 Warrants, and IPO Private Warrants during the year ended December 31, 2024. This loss is net of a $10.6 million gain related to the issuance of the 2024 Warrants and was further offset by a reduction of $11.4 million upon remeasurement of the 2024 Warrants and IPO Private Warrants’ fair value during the year ended December 31, 2024. Additionally, for the year-ended December 31, 2024, there was a $54.4 million loss related to the fair market valuation of the derivative liabilities in connection with the 2029 Convertible Notes.

The increase in fair value of derivatives during the year ended December 31, 2023 primarily relates to changes in the fair value of PIPE warrant and RDO warrants issued during the first and second quarters of 2023.

(3)
Employee separation costs associated with strategic reviews of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.

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
(6)
Transaction expenses during the year ended December 31, 2024 consist primarily of diligence, legal and other related expenses incurred associated with the Pangiam acquisition. Transaction expenses during the year ended December 31, 2025 consist primarily of diligence, legal and other related expenses incurred associated with the Ask Sage acquisition, as well as expenses incurred to explore other acquisition options.

(7)	Non-recurring internal integration costs related to the Pangiam and Ask Sage acquisitions, respectively.
(8)
During the year ended December 31, 2024, the Company recognized a non-cash goodwill impairment charge primarily driven by a decrease in share price during the quarter compared to the share price of the equity issued as consideration for the purchase of Pangiam. During the year ended December 31, 2025, the company recognized a non-cash goodwill impairment charge primarily driven by a change in forecast during the second quarter of 2025.

(9)
During December 2025, the Company recognized a non-cash impairment of its intangible assets, primarily driven by certain revenue contracts with the U.S. government that resulted in downward revisions of short and long-term forecasts.

(10)	Loss on extinguishment of debt is related to voluntary conversions of the 2029 Notes to common stock and the related extinguishment of unamortized debt discount and debt costs.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Years Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(41,951)	$(38,119)	$(18,307)
Capital expenditures, net	(4,366)	(11,114)	(3,830)
Free cash flow	$(46,317)	$(49,233)	$(22,137)

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

The following table summarizes certain backlog information (in thousands):

	December 31, 2025	December 31, 2024
Funded	$54,859	$46,552
Unfunded	57,509	72,474
Priced, unexercised options	130,564	283,258
Unpriced, unexercised options	5,128	16,021
Total backlog	$248,060	$418,305

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows provided by our operations and maturities of available-for-sale investments. We have also generated liquidity through our ATM programs, private placements of our common stock, and warrants. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations during the year will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

In August 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities with a maximum of shares sold totaling 65 million, including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”).

During the year ended December 31, 2025, the Company sold 39,555,415 shares of common stock under the May 2024 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of December 31, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

During the year ended December 31, 2025, the Company sold 37,697,898 shares of common stock under the June 2025 Sales Agreement for an aggregate offering price of $150 million. Total issuance costs related to the ATM Program as of December 31, 2025 were approximately $2.6 million, resulting in aggregate net proceeds of approximately $147.4 million.

During the year ended December 31, 2025, the Company sold 65,000,000 shares of common stock under the August 2025 Sales Agreement for an aggregate offering price of $337 million. Total issuance costs related to the ATM Program as of December 31, 2025 were approximately $3.0 million, resulting in aggregate net proceeds of approximately $334.0 million.

As of December 31, 2025, there is no remaining capacity under the 2023 Shelf Registration Statement.

Available for Sale (“AFS”) Investments

Net proceeds from the ATM Program not utilized to fund ongoing operating cash flows are invested in U.S. Treasury notes and corporate bonds. These debt securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income. In order to ensure ongoing cash availability to fund operating expenditures and growth initiatives, maturities of individual AFS investments occur monthly and are reinvested if those funds are not required to supplement operating liquidity requirements. AFS investments do not have maturities that exceed 24 months from acquisition. The Company’s investment policy requires that AFS investments not explicitly or implicitly guaranteed by the U.S. Government be issued by institutions highly rated by major rating agencies and have a long history of no credit losses. The investment policy also limits the concentration of AFS investments within a given sector and/or with any individual issuer. AFS investments are not callable prior to contractual maturity.

As these debt securities are available for sale, they are included in the measure of total available liquidity in the table below at fair value. Proceeds from coupon payments or the maturity of AFS investments will increase the Company’s total available liquidity to the extent the funds are not reinvested in additional AFS investments.

Our available liquidity as of December 31, 2025 and December 31, 2024, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	December 31, 2025	December 31, 2024
Available cash and cash equivalents	$87,126	$50,141
Available for sale investments	374,410	—
Total available liquidity	$461,536	$50,141

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	December 31, 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	—	818
Total debt	142,273	200,818
Less: unamortized debt issuance discount and costs	35,229	64,596
Total debt, net	107,044	136,222
Less: current portion	16,560	818
Long-term debt, net	$90,484	$135,404

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

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s existing 2026 Convertible Notes, to exchange the existing convertible notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on such then existing Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock. To the extent that the certain liquidity conditions of us and our subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). The initial conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged. The Company recognized a loss on extinguishment of $31.3 million on the consolidated statements of operations and comprehensive loss related to the unamortized debt issuance costs of the exchanged 2026 Convertible Notes during the year ended December 31, 2024.

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. The 2029 Convertible Notes added a covenant that requires the Company to maintain liquidity of at least $15 million measured as of the last business day of any month. As of December 31, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of December 31, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(1,108)	$16,560	$16,879
2029 Convertible Notes	124,605	(34,121)	90,484	106,086
Total	$142,273	$(35,229)	$107,044	$122,965

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan had an interest rate of 5.99% per annum and matured on September 8, 2025.

Cash Flows

The table below summarizes certain information from our consolidated statements of cash flows for the following periods:

	Years Ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(41,951)	$(38,119)	$(18,307)
Net cash (used in) provided by investing activities	(606,682)	2,821	(3,830)
Net cash provided by financing activities	691,313	52,458	42,062
Effect of foreign currency rate changes on cash and cash equivalents	(174)	424	—
Net increase in cash, cash equivalents, and restricted cash	42,506	17,584	19,925
Cash, cash equivalents, and restricted cash at the beginning of the period	50,141	32,557	12,632
Cash, cash equivalents, and restricted cash at the end of the period	$92,647	$50,141	$32,557

Operating activities

For the year ended December 31, 2025, net cash used in operating activities was $42.0 million. Net loss before deducting depreciation, amortization and other non-cash items was $46.9 million and was further impacted by a favorable change in net working capital of $5.0 million. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $17.2 million, a decrease in contract assets of $0.7 million, and an increase in other liabilities of $2.8 million.. These were partially offset by an increase in prepaid expenses and other assets of $10.4 million, a decrease in accounts payable of $5.7 million, and a decrease in accrued expenses of $0.3 million.

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

Investing activities

For the year ended December 31, 2025, net cash used in investing activities was $606.7 million, primarily consisting of purchases of investments in debt securities (net of proceeds from sales and maturities) of $373.3 million, cash paid (net of cash acquired) for the acquisition of Ask Sage of $229.0 million, and capitalized software development costs of $3.8 million.

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

Financing activities

For the year ended December 31, 2025, net cash provided by financing activities was $691.3 million, primarily consisting of the net proceeds from the exercise of the 2024 PIPE warrants and 2024 RDO warrants of $64.1 million and net proceeds of $628.8 million from the issuance of common stock under our ATM Program. These cash inflows were partially offset by payment of debt issuance costs to third parties in connection with the Exchange Transaction of $4.7 million and payment of taxes related to net share settlement of equity awards of $2.1 million.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 of our audited consolidated financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K. For the critical accounting estimates used in preparing our consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our consolidated statements of operations and comprehensive loss, as well as, on the value of certain assets and liabilities on our consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Additional risks for goodwill across our reporting unit include, but are not limited to:

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

We performed our annual goodwill impairment assessment as of the first day of the fourth quarter of 2025 using a qualitative approach to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying value. As part of this evaluation, the Company considered relevant events and circumstances that could affect the estimated fair value of its reporting unit, including macroeconomic conditions, the shut down of the U.S. government, industry and market trends, financial performance, and other entity-specific factors. Based on this qualitative assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of that date. Accordingly, a quantitative impairment test was not performed.

At the beginning of December 2025, a triggering event was identified relative to certain revenue contracts with the U.S. government that resulted in downward revisions of short and long-term forecasts. The facts resulting in the triggering event for the Company’s goodwill were also considered a triggering event for the long-lived assets of the Company’s single asset group. As a result, we first assessed the Company’s long-lived assets for impairment. As a result of the long-lived assets impairment, the carrying amount of the Company’s asset group was reduced to it’s fair value. As the Company is comprised of a single asset group and reporting unit, there was no excess of reporting unit fair value over carrying value subsequent to the long-lived asset impairment.

Subsequent to the triggering event in December 2025, we consummated our acquisition of Ask Sage, resulting in the recognition of $192.7 million of goodwill to our reporting unit. Due to the proximity of the long-lived asset impairment and the acquisition of Ask Sage, the fair value of the reporting unit approximates its carrying value, and a negative change in the key assumptions used in the interim impairment analysis and the purchase price allocation or an increase in the carrying value may result in a future impairment of goodwill. Any significant adverse changes in future periods to our internal forecasts or external market conditions could reasonably be expected to negatively affect our key assumptions and may result in future goodwill impairment charges which could be material.

Intangible assets

Identifiable finite-lived intangible assets, including technology, customer relationships, licenses and certifications, and trade names have been acquired through the Company’s various business combinations. The fair value of the these intangible assets have been estimated using various underlying judgments, assumptions, and estimates. Potential changes in the underlying judgments, assumptions, and estimates used in our valuations of acquired intangible assets could result in different estimates of the future fair values. A potential increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year. The approaches used for determining the fair value of finite-lived intangible assets depends on the circumstances; the Company has used the income approach (within the income approach, various methods are available such as multi-period excess earnings, with and without, incremental and relief from royalty methods). Within each income approach method, a tax amortization benefit is included, which represents the tax benefit resulting from the amortization of that intangible asset depending on the tax jurisdiction where the intangible asset is held.

Finite-lived intangible assets are reported at cost, net of accumulated amortization and impairment, and are amortized on a straight-line basis over their estimated useful lives. Significant judgment is also required in assigning the respective useful lives of intangible assets. Our assessment of intangible assets that have a finite life is based on a number of factors including the competitive environment, market share, brand history, underlying product life cycles, attrition rate, operating plans, cash flows (i.e., economic life based on the discounted and undiscounted cash flows), future usage of intangible assets and the macroeconomic environment.

We evaluate the recoverability of our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the intangible assets are expected to generate. If such review indicates that the carrying amount of our intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. Refer to Impairment of Long-lived Assets, below, for discussion of our impairment during the year ended December 31, 2025.

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

The Company engages in long-term contracts for production and service activities and generally recognizes revenue over time (versus point in time recognition) as the as customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs. The Company considers the nature of these contracts and the types of solutions and services provided when determining the proper accounting for a particular contract. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”), time-and-materials (“T&M”), and cost-reimbursable contracts.

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

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the solution or service underlying each performance obligation. In circumstances where the standalone selling price is not directly observable, we estimate the standalone selling price using the expected cost-plus margin or residual approach. An increase or decrease to estimated standalone selling prices of 10% would not have a significant impact to revenue recognition.

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

At the beginning of December 2025, the Company identified a triggering event related to its asset group and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. We calculated the undiscounted cash flows of the Company’s asset group and compared these to its carrying value. As the undiscounted cash flows did not exceed its carrying value, the Company estimated the fair value of the asset group. Our long-lived asset impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs to the income approach valuation models included the discount rate of 10%, revenue growth, EBITDA growth and estimated future cash flows. Under the market approach, we used historical and forward-looking revenues of a guideline peer group to estimate the fair value of the asset group.

We further estimated the fair value of each long-lived asset within the asset group using the income approach (within the income approach, various methods are available such as multi-period excess earnings and relief from royalty methods). Significant inputs to the valuation of intangible assets included the discount rate, revenue growth and estimated future cash flows.

As a result, the Company recorded $53.4 million of impairment expense related to its intangible assets. The impairment is presented in impairment of long-lived assets in the consolidated statements of operations and comprehensive loss. Subsequent to the impairment, there was no excess of asset group fair value over carrying value.

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

Derivatives

Derivatives are accounted for in accordance with the guidance of ASC 815, Derivatives and Hedging (“ASC 815”), under which the 2029 Notes Conversion Option, the 2026 Notes Conversion Option, IPO private warrants, Private Placement (“PIPE”) warrants, and warrants issued under the registered direct offering (“RDO warrants”) do not meet the criteria for equity treatment and are classified as liabilities measured at fair value. Public warrants meet the criteria for equity classification. The Company remeasures these derivatives at fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

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

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board of Directors adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers, and directors (if they are otherwise employees) of the Company. As of January 1, 2025, the Company reserved an aggregate of 5,260,346 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

Recent Accounting Pronouncements

As of December 31, 2025, the Company ceased to qualify as an Emerging Growth Company (“EGC”). Under Section 107 of the JOBS Act, an EGC was exempt from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as they qualified as an EGC. An EGC could therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company previously elected not to opt out of the extended transition period. However, as of December 31, 2025, the Company has adopted all applicable accounting standards effective for non-EGC filers as required.

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

The estimated fair value of our derivative liabilities related to our warrants, including the 2025 RDO Warrants and the IPO Private Warrants, was $16.6 million as of December 31, 2025. The 2024 RDO Warrants and 2024 PIPE Warrants were fully exercised during the first quarter of 2025 and we issued 3,770,000 new warrants. We remeasure the fair value of these derivatives at the end of each reporting period with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

The estimated fair value of our derivative liabilities related to our 2029 Convertible Notes and our 2026 Convertible Notes was $100.3 million as of December 31, 2025. Additionally, our Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note 19—Derivatives and Note 12—Debt in the notes to our consolidated financial statements in Item 1 on this Annual Report on Form 10-K for further information.

As of the date of this filing, the entire balance of the 2029 Convertible Notes have been voluntarily converted by noteholders. These conversions have resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes. See Note 24—Subsequent Events for additional information.

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

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in GBP. We have experienced, and may continue to experience, fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change overtime as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, or results of operations.

We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate long-term debt. As of December 31, 2025, the outstanding principal amount of our long-term debt was $124.6 million excluding unamortized discounts and issuance costs of $35.2 million.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 8. Financial Statements and Supplementary Data

BigBear.ai Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BigBear.ai Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of BigBear.ai Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2026 expressed an unqualified opinion.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and intangible asset impairment
As described further in Note 2 and 8 to the consolidated financial statements, the Company evaluates goodwill for impairment on an annual basis as of October 1, or more frequently if impairment indicators exist, at the reporting unit level. Further, as described in Note 2 and 9 to the consolidated financial statements, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The Company identified triggering events in the second quarter and fourth quarter of 2025 due to a downward revision of certain short and long-term revenue forecasts, and completed a quantitative impairment analysis, which resulted in the Company recording a $70.6 million non-cash goodwill impairment charge and a $53.4 million non-cash intangible asset impairment charge recorded to the consolidated statement of operations during the year ended December 31, 2025. We identified the determination of fair value of the Company’s reporting unit and intangible assets as a critical audit matter.

The principal consideration for our determination that the fair value of the Company’s reporting unit and intangible assets is a critical audit matter is due to the significant judgment required by management when developing the inputs and assumptions utilized in the fair value measurement of the reporting unit and intangible assets. The subjectivity of the estimates increases the level of estimation uncertainty, auditor judgment and level of effort to evaluate management’s evidence supporting projected cash flow assumptions, including assumptions such as estimated future revenue, gross margin, EBITDA, and discount rate applied by the Company. In addition, the audit procedures involved the use of valuation specialists to assist in performing these procedures and evaluating the audit evidence. In turn, auditing management’s significant assumptions fair value determinations involved a high degree of subjectivity due to estimation uncertainty of management’s significant judgments.

Our audit procedures related to the determination of fair value of the Company’s reporting unit and intangible assets included the following, among others:

•We evaluated the design and tested the operating effectiveness of internal controls related to the impairment tests and valuation of the Company’s reporting unit and intangible assets, including the internal controls over determination of the fair value of the reporting unit and intangible assets and competency and objectivity of management’s third-party valuation specialists.

•We tested management’s process for determining the fair value of the reporting unit and the intangible assets. These tests included evaluating appropriateness of the valuation methods, testing the completeness, accuracy and relevance of data used by management, and evaluating the reasonableness of management’s significant assumptions, which included forecasted revenue, gross margin, EBITDA, and the discount rate. We tested whether these forecasts were reasonable and consistent with historical performance and third-party market data.

•With the assistance of valuation specialists, we evaluated the methodologies used and whether they were acceptable for the underlying assets or operations and whether such methodologies were being applied correctly, and the appropriateness of the discount rate used by developing an independent range of acceptable discount rates and comparing those ranges to the amounts selected and applied by management.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Arlington, Virginia
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
BigBear.ai Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of BigBear.ai Holdings, Inc.(a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Ask Sage, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets, excluding goodwill and intangible assets related to the acquisition, and revenues constituting 4 percent and 0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report on Internal Control Over Financial Reporting, Ask Sage, Inc. was acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Ask Sage, Inc.

Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Arlington, Virginia
March 2, 2026

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87,126	$50,141
Restricted cash	5,521	—
Available for sale investments, at fair value (amortized cost of $200,468 at December 31, 2025 and $— at December 31, 2024)	200,461	—
Accounts receivable, less allowance for credit losses of $438 as of December 31, 2025 and $127 as of December 31, 2024	22,703	38,953
Contract assets	218	895
Prepaid expenses and other current assets	14,514	3,768
Total current assets	330,543	93,757
Non-current assets:
Property and equipment, net	1,562	1,566
Goodwill	241,100	119,081
Intangible assets, net	139,470	119,119
Available for sale investments, at fair value (amortized cost of $173,789 at December 31, 2025 and $— at December 31, 2024)	173,949	—
Right-of-use assets	7,063	9,263
Other non-current assets	860	990
Total assets	$894,547	$343,776

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,088	$8,455
Short-term debt, including current portion of long-term debt	16,560	818
Accrued liabilities	19,649	19,496
Contract liabilities	14,756	2,541
Current portion of long-term lease liability	1,095	1,068
Derivative liabilities	116,906	170,515
Other current liabilities	10,466	73
Total current liabilities	185,520	202,966
Non-current liabilities:
Long-term debt, net	90,484	135,404
Long-term lease liability	6,673	9,120
Total liabilities	282,677	347,490
Commitments and contingencies (Note 16)
Stockholders’ equity (deficit)
Common stock, par value $0.0001; 500,000,000 shares authorized and 436,955,655 shares issued and outstanding at December 31, 2025 and 251,554,378 shares issued and outstanding at December 31, 2024	46	26
Additional paid-in capital	1,534,792	625,130
Treasury stock, at cost 9,952,803 shares at December 31, 2025 and December 31, 2024	(57,350)	(57,350)
Accumulated deficit	(865,555)	(571,641)
Accumulated other comprehensive (loss) income	(63)	121
Total stockholders’ equity (deficit)	611,870	(3,714)
Total liabilities and stockholders’ equity (deficit)	$894,547	$343,776

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Revenues	$127,672	$158,236	$155,164
Cost of revenues	99,194	113,016	114,563
Gross margin	28,478	45,220	40,601
Operating expenses:
Selling, general and administrative	95,132	80,040	71,057
Research and development	16,752	10,863	5,035
Restructuring charges	4,370	1,287	822
Transaction expenses	2,082	1,450	2,721
Impairment of long-lived assets	53,403	—	—
Goodwill impairment	70,636	85,000	—
Operating loss	(213,897)	(133,420)	(39,034)
Interest expense	18,116	25,647	24,877
Interest income	(13,253)	(2,293)	(392)
Net increase in fair value of derivatives	92,794	107,658	7,361
Loss on extinguishment of debt	2,577	31,272	—
Other expense (income), net	1,505	99	(1)
Loss before taxes	(315,636)	(295,803)	(70,879)
Income tax benefit	(21,722)	(256)	(222)
Net loss	$(293,914)	$(295,547)	$(70,657)

Basic net loss per share	$(0.82)	$(1.27)	$(0.47)
Diluted net loss per share	$(0.82)	$(1.27)	$(0.47)

Weighted-average shares outstanding:
Basic	358,801,375	233,604,500	149,234,917
Diluted	358,801,375	233,604,500	149,234,917

Other comprehensive (loss) income
Change in unrealized gains and losses on available-for-sale securities
Unrealized gains on AFS investments, net of tax (expense) benefit	153	—	—
Foreign currency translation	(337)	121	—
Total other comprehensive (loss) income	(184)	121	—
Total comprehensive loss	$(294,098)	$(295,426)	$(70,657)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Years Ended December 31, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive income (loss)	stock	deficit	(deficit) equity
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(293,914)	(293,914)
Foreign currency translation adjustments, net of tax	—	—	—	(337)	—	—	(337)
Unrealized gains on available for sale investments, net of amounts reclassified to earnings and tax	—	—	—	153	—	—	153
Equity-based compensation expense	—	—	23,330	—	—	—	23,330
Exercise of options	1,899,055	—	3,665	—	—	—	3,665
Issuance of shares for equity-based compensation awards, net	7,744,684	1	(2,145)	—	—	—	(2,144)
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Proceeds from the exercise of the 2024 warrants	14,800,000	2	113,952	—	—	—	113,954
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares purchased under ESPP	961,771	—	2,379	—	—	—	2,379
Issuance of shares from at-the-market offering	142,253,313	15	628,789	—	—	—	628,804
As of December 31, 2025	436,955,655	$46	$1,534,792	$(63)	$(57,350)	$(865,555)	$611,870

	Years Ended December 31, 2024
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive Income	stock	deficit	deficit
As of December 31, 2023	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)
Net loss	—	—	—	—	—	(295,547)	(295,547)
Foreign currency translation adjustments, net of tax	—	—	—	121	—	—	121
Equity-based compensation expense	—	—	21,127	—	—	—	21,127
Exercise of options	292,496	—	421	—	—	—	421
Issuance of common shares as consideration for the acquisition of Pangiam	63,982,145	6	210,751	—	—	—	210,757
Proceeds from exercise of 2023 warrants	22,775,144	2	90,705	—	—	—	90,707
Issuance of shares for equity-based compensation awards, net	6,138,947	—	(2,669)	—	—	—	(2,669)
Issuance of shares for exercised convertible notes	94	—	—	—	—	—	—
Issuance of shares purchased under ESPP	1,078,030	1	1,367	—	—	—	1,368
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Year Ended December 31, 2023
	Common Stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive Income	stock	deficit	equity (deficit)
As of December 31, 2022	127,022,363	$14	$272,528	$—	$(57,350)	$(205,437)	$9,755
Net loss	—	—	—	—	—	(70,657)	(70,657)
Equity-based compensation expense	—	—	18,671	—	—	—	18,671
Issuance of Private Placement shares	13,888,889	2	7,079	—	—	—	7,081
Issuance of Registered Direct Offering shares	11,848,341	1	6,764	—	—	—	6,765
Issuance of shares for equity-based compensation awards, net	3,374,625	—	(2,790)	—	—	—	(2,790)
Issuance of shares for exercised convertible notes	188	—	—	—	—	—	—
Issuance of shares purchased under ESPP	1,153,116	—	1,176	—	—	—	1,176
As of December 31, 2023	157,287,522	$17	$303,428	$—	$(57,350)	$(276,094)	$(29,999)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(293,914)	$(295,547)	$(70,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,281	11,873	7,901
Amortization of debt discount and issuance costs	9,057	13,428	12,695
Accretion of discount on investments in debt securities	(966)	—	—
Equity-based compensation expense	23,330	21,127	18,671
Goodwill impairment	70,636	85,000	—
Impairment of long-lived assets	53,403	—	—
Non-cash lease expense	2,200	720	597
Provision for doubtful accounts	351	228	1,739
Deferred income tax benefit	(21,660)	(328)	(235)
Loss on extinguishment of debt	2,577	31,272	—
Increase in fair value of derivatives	92,794	107,658	7,361
Loss on sale of property and equipment	—	—	10
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	17,237	(11,753)	6,403
Decrease (increase) in contract assets	677	3,927	(3,510)
Decrease (increase) in prepaid expenses and other assets	(10,370)	2,076	5,899
Decrease in accounts payable	(5,698)	(4,027)	(4,384)
(Decrease) increase in accrued expenses	(254)	(2,873)	2,637
Increase (decrease) in contract liabilities	593	514	(1,143)
Increase (decrease) in other liabilities	2,775	(1,414)	(2,291)
Net cash used in operating activities	(41,951)	(38,119)	(18,307)
Cash flows from investing activities:
Purchases of investments in debt securities	(564,445)	—	—
Proceeds from maturities and sales of investments in debt securities	191,154	—	—
Acquisition of business, net of cash acquired	(229,025)	13,935	—
Purchases of property and equipment	(525)	(484)	(2)
Capitalized software development costs	(3,841)	(10,630)	(3,828)
Net cash (used in) provided by investing activities	(606,682)	2,821	(3,830)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	64,673	53,809	—
Proceeds from issuance of Private Placement and Registered Direct Offering shares	—	—	50,000
Payment of Private Placement and Registered Direct Offering transaction costs	(551)	—	(5,724)
Proceeds from short-term borrowings	—	817	1,229
Repayment of short-term borrowings	(818)	(1,229)	(2,059)
Proceeds from at-the-market offering	637,073	—	—
Payment of transaction costs for at-the-market offering	(8,284)	—	—
Payment of debt issuance costs to third parties	(4,679)	(349)	—
Issuance of common stock upon ESPP purchase	2,379	1,367	1,176
Proceeds from exercise of options	3,665	421	—
Payments of tax withholding from the issuance of common stock	(2,145)	(2,378)	(2,560)
Net cash provided by financing activities	691,313	52,458	42,062
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	(174)	424	—
Net increase in cash, cash equivalents, and restricted cash	42,506	17,584	19,925
Cash, cash equivalents, and restricted cash at the beginning of the period	50,141	32,557	12,632
Cash, cash equivalents, and restricted cash at the end of the period	$92,647	$50,141	$32,557

BIGBEAR.AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023

Cash paid (received) during the period for:
Interest	$8,938	$12,555	$12,189
Income taxes, net of refunds(1):
U.S. federal	$—	$—	$—
U.S. state and local	$(28)	$—	$—
Foreign	$—	$—	$—
As previously disclosed, prior to the adoption of ASU 2023-09	$—	$(1,506)	$(30)
(1) Individual jurisdictions equaling 5% or more of the total income taxes paid (received) for the year ended December 31, 2025 include Michigan, Texas, and the District of Colombia.

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$135,599	$—	$—
Issuance of common stock for paid-in-kind interest on 2029 Convertible Notes	$4,095	$—	$—
Transfers of debt securities from held-to-maturity to available for sale	$510,499	$—	$—
Issuance of common stock for exercise of RDO and PIPE warrants, net of cash received	$49,832	$—	$—
Deferred purchase consideration for the acquisition of Ask Sage included in other current liabilities	$5,183	$—	$—
Issuance of common stock as consideration for the acquisition of Pangiam	$—	$210,751	$—

Reconciliation of cash, cash equivalents, and restricted cash:	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$87,126	$50,141	$32,557
Restricted cash	5,521	—	—
Cash, cash equivalents, and restricted cash at end of the period	$92,647	$50,141	$32,557

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

Revenue Recognition

The Company’s revenues from contracts with customers are from offerings including artificial intelligence (“AI”) and machine learning, generative AI, data science, advanced analytics, offensive and defensive cyber, data management, cloud solutions, digital engineering, and systems integration, primarily with the U.S. Government and its agencies. The Company also serves manufacturing, third party logistics, retailers, healthcare, and life sciences organizations.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The Company organizes its solutions into five markets:

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
v.Ask Sage Platform: generative AI platform purpose-built for secure AI deployment, orchestration, and agentic capabilities across defense, intelligence, and other highly regulated environments. Ask Sage leverages cutting-edge third-party large language models (LLMs) to offer multi-modal generative AI capabilities, including text, speech-to-text, text-to-speech, image recognition and image generation.

Each of the Company’s solutions can be sold individually or combined and sold together. Regardless of whether a customer is procuring only one of the Company’s solutions or a combination of solutions, the Company’s contracts typically include a significant service of integrating the solutions with the Company’s customer’s existing solutions and information systems. After the Company implements the solutions, the Company may also enter into contracts with the customers to further refine or customize these solutions to either enhance the functionality or adjust for changes in the customer’s requirements. These post-implementation service contracts are generally performed on a time-and-materials basis.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The Company performs under various types of contracts, which generally include firm-fixed-price (“FFP”), time-and-materials (“T&M”), and cost-reimbursable contracts. The Company also generates revenues from the sale of software-as-a-service (“SaaS”) subscriptions and software licenses, which include ongoing maintenance and support services (“M&S”).

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

Sales of the Company’s software licenses, primarily term licenses, grant customers the right to use functional intellectual property, either on their internal hardware infrastructure or on their own cloud instance, over the contractual term. The Company’s SaaS subscriptions grant customers the right to access the software functionality in a hosted environment controlled by BigBear. The Company agrees to provide continuous access to its hosted software platforms throughout the contract term.

Both software licenses and SaaS subscriptions are also sold together with stand-ready M&S services. The M&S services include critical updates, training, support, and maintenance services required to operate the software. The Company has concluded that the software licenses and M&S services are distinct performance obligations.

The Company assesses each contract at its inception to determine whether it should be combined with other contracts. When making this determination, the Company considers factors such as whether two or more contracts were negotiated and executed at

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the solution or service underlying each performance obligation. The standalone selling price represents the amount (or a range of amounts) for which the Company would sell the solution or service to a customer on a standalone basis (i.e., not bundled with any other solutions or services). The Company’s contracts with the U.S. government are subject to the Federal Acquisition Regulation (“FAR”) and priced on estimated or actual costs of providing the goods or services. The FAR provides guidance on types of costs that are allowable in establishing prices for goods and services provided to the U.S. government and its agencies. Each contract is competitively priced and bid separately. Pricing for non-U.S. government agencies and commercial customers is based on specific negotiations with each customer. In circumstances where the standalone selling price is not directly observable, the Company estimates the standalone selling price using the expected cost-plus margin or residual approach.

The Company recognizes revenue as performance obligations are satisfied and the customer obtains control of the solutions and services. In determining when performance obligations are satisfied, the Company considers factors such as contract terms, payment terms and whether there is an alternative future use of the solution or service. The majority of the Company’s revenue is recognized over time as the Company performs under the contract because control of the work in process transfers continuously to the customer. For most contracts with the U.S. Government, this continuous transfer of control of the work in process to the customer is supported by clauses in the contract that give the customer ownership of work in process and allow the customer to unilaterally terminate the contract for convenience and pay the Company for costs incurred plus a reasonable profit.

For performance obligations to deliver customized solutions with continuous transfer of control to the customer, revenue is recognized based on the extent of progress towards completion of the performance obligation, generally using the percentage-of-completion cost-to-cost measure of progress for the Company’s contracts because it best depicts the transfer of control to the customer as the Company incurs costs on the contracts. Under the percentage-of-completion cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs to

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

complete the performance obligation(s). For T&M contracts, revenue is recognized over time based on costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

The Company recognizes revenue from the sale of software licenses upon delivery as this is the moment that control transfers to the customer. Revenue from M&S services provided with software licenses is recognized over the contract term on a ratable basis. Revenue from SaaS subscriptions (including bundled M&S services) is generally recognized over the contract term on a ratable basis, which is consistent with the pattern of benefit of the SaaS subscription to the customer.

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

Restricted Cash

Restricted cash consists of amounts that are not available for general corporate use due to contractual, legal, or regulatory restrictions. The Company presents restricted cash as either current or non-current on the consolidated balance sheets based on the expected timing of the satisfaction of the restrictions or the underlying obligations to which the amounts relate. As of December 31, 2025, the Company’s restricted cash comprises a $4.0 million escrow related to its acquisition of Ask Sage as well as performance bonds held for certain revenue contracts.

Investments in Debt Securities

The Company’s investments in debt securities comprise U.S. Treasury securities and corporate bonds. Certain of our debt securities are either explicitly or implicitly guaranteed by the U.S. Government, are highly rated by major rating agencies, and have a long history of no credit losses.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Debt securities purchased with the positive intent and ability to hold to its maturity are classified as held-to-maturity (“HTM”) securities and are recorded at amortized cost, net of any allowance for credit losses. For debt securities where the Company cannot demonstrate the positive intent and ability to hold to maturity, the investments are classified as available for sale (“AFS”) and are recorded at fair value. Unrealized gains and losses on AFS investments, net of applicable taxes, are reported in other comprehensive (loss) income. For both HTM and AFS investments, accruals of coupon payments and the accretion of discounts and amortization of premiums over the contractual terms of the underlying securities are included in interest income.

Accrued interest receivable on our debt securities was $3.5 million at December 31, 2025, and $— million at December 31, 2024, and is excluded from balances within our disclosures in Note 6—Investments in Debt Securities as it is included and reported separately within prepaid expenses and other current assets in our consolidated balance sheets.

Allowance for Expected Credit Losses of HTM Investments

The Company evaluates HTM debt securities for expected credit losses in accordance with ASC 326, Credit Losses (“ASC 326”). For debt securities that are explicitly or implicitly guaranteed by the U.S. Government, we consider the risk of credit loss to be zero and, therefore, we do not record expected credit losses. The estimate of expected credit losses on our HTM securities that are not guaranteed by the U.S. Government considers historical credit loss information and severity of loss in the event of default and leverages external data adjusted for current conditions. Expected credit losses on HTM securities are measured on a collective basis by major security type and standard credit rating. We do not estimate expected credit losses on accrued interest receivable from HTM securities as accrued interest receivable is reversed or written off when the full collection of the accrued interest receivable related to a security becomes doubtful.

Impairment of AFS Investments

The Company evaluates AFS debt securities for impairment in accordance with ASC 326. When the Company intends to sell an AFS security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, any impairment is recognized through earnings in an amount equal to the difference between the amortized cost basis and fair value. For AFS debt securities that the Company intends to hold, the Company evaluates whether a credit loss exists when the fair value of the security is less than its amortized cost basis. In determining whether a credit loss exists, the Company considers relevant factors, including changes in credit ratings, the financial condition of the issuer, delinquency or default status, and the expected recovery period. When a credit loss is identified, the Company records a credit loss through earnings, with a corresponding adjustment to the allowance for credit losses. The allowance is limited to the amount by which the amortized cost basis exceeds the security’s fair value. Any remaining decline in fair value is attributable to non-credit factors is recorded in other comprehensive loss. The Company does not estimate expected credit losses on accrued interest receivable related to AFS securities, consistent with its policy for HTM securities.

Accounts Receivable

Accounts receivable includes amounts billed and currently due from customers, and unbilled amounts for which the Company has the unconditional right to consideration. The Company generally records a receivable when revenue is recognized as the timing of revenue recognition may differ from the timing of payment from customers. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. The Company's accounts receivables do not bear interest, and they are recorded at the invoiced amount less an estimated allowance for expected credit losses. In addition to estimating an allowance based on specific identification of certain receivables that have a higher probability of not being paid, the Company also records an estimate for expected credit losses for the remaining receivables in the aggregate using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. The provision for expected credit losses is recorded in selling, general, and administrative expenses in the consolidated statements of operations and comprehensive loss.

Amounts unbilled included within accounts receivable as of December 31, 2025 and December 31, 2024 were $6.0 million and $15.4 million, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

Finite-lived Intangible Assets

Finite-lived intangible assets result from the Company’s various business combinations and consist of identifiable finite-lived intangible assets, including customer relationships, technology, licenses and certifications, software for sale and trade names. These finite-lived intangible assets are reported at cost, net of accumulated amortization, and are either amortized on a straight-line basis over their estimated useful lives or over the period the economic benefits of the intangible asset are consumed.

The Company regularly evaluates its intangible assets other than goodwill for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable, in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. If the Company determines that the carrying amount of an asset or asset group is not recoverable based upon the undiscounted expected future cash flows of the asset or asset group, the Company records an impairment loss equal to the excess of carrying amount over the estimated fair value of the asset or asset group.

At the beginning of December 2025, the Company identified a triggering event related to its asset group. We calculated the undiscounted cash flows of the Company’s asset group and compared these to its carrying value. As the undiscounted cash flows did not exceed its carrying value, the Company estimated the fair value of the asset group, and a result of this valuation, recorded a $53.4 million impairment expense during the year ended December 31, 2025. The impairment expense is presented in impairment of long-lived assets in the consolidated statements of operations and comprehensive loss. Refer to Note 9—Intangible Assets, net for further information.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

Derivatives

Financial instruments subject to the guidance of ASC 815, Derivatives and Hedging (“ASC 815”) that do not meet the criteria for equity treatment are classified as assets or liabilities measured at fair value. The Company remeasures derivative asset or liability to fair value at each reporting period with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.

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

These inputs are based on Company’s own assumptions about current market conditions and require significant management judgment or estimation. Financial instruments consist of cash equivalents, accounts receivable, accounts payable, accrued liabilities, private warrants, written put options, and debt. Cash equivalents are stated at fair value on a recurring basis. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt of payment date. Private warrants and written put options are marked to fair value on a periodic basis.

Income Taxes

The Company estimates its current tax expense together with assessing temporary differences resulting from differing treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s consolidated balance sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s consolidated statements of operations and comprehensive loss become deductible expenses under applicable income tax laws or loss or credit carry forwards are utilized. Accordingly, the realization of the Company’s deferred tax assets are dependent on future taxable income against which these deductions, losses, and credits can be utilized.

The Company evaluates the realizability of its deferred tax assets and recognizes a valuation allowance when it is more likely than not that a future benefit on such deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in the Company’s consolidated statements of operations and comprehensive loss. Management’s judgment is required in determining the Company’s valuation allowance recorded against its net deferred tax assets.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision (benefit) for income taxes. As of December 31, 2025 and December 31, 2024, the Company accrued $0.8 million and $0.8 million for uncertain tax positions, respectively.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, certificates of deposit, and accounts receivable. The Company places its cash and cash equivalents with financial institutions of high credit quality. At times, such amounts may exceed federally insured limits. Cash and cash equivalents including cash on deposit or invested with financial and lending institutions was $92.6 million and $50.1 million, as of December 31, 2025 and December 31, 2024, respectively.

The Company provides credit to customers in the normal course of business. The carrying amount of current accounts receivable is stated at cost, less an estimated allowance for expected credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary. The Company maintains an allowance for expected credit losses to provide for the estimated amount of accounts receivable that will not be fully collected. The estimate is calculated using a loss-rate method that considers historical bad debts, age of customer receivable balances, and current customer receivable balances. Additionally, the Company considers future reasonable and supportable forecasts of economic conditions to adjust historical loss rate percentages as necessary. Balances are written-off when determined to be uncollectible. As of December 31, 2025, the Company had one customer with an accounts receivable balance of $3.4 million, which exceeds 10% of total accounts receivable. As of December 31, 2024, no individual customer had an accounts receivable balances that exceeded 10% of total accounts receivable.

Segment Information

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company has concluded that it operates in one operating segment and one reportable segment, consistent with information used by the CODM to assess performance, make operating decisions, and allocate resources. The Company evaluates the operating performance of its one segment based upon information included in management reports.

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

Internal-Use Software

Costs incurred in developing internal-use software are either capitalized or expensed, depending on both the nature of the costs and the phase of development in which they are incurred. Costs incurred for implementation activities during the preliminary and post-implementation phases of a project are expensed as incurred, while costs incurred during the application development phase are generally capitalized. Costs incurred to upgrade or enhance existing software are capitalized if the changes result in additional functionality, but these costs are expensed if the software’s functionality is not improved. No costs were capitalized during the year ended December 31, 2025 and December 31, 2024.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Capitalized Software Development Costs

Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Software development costs of $3.8 million and $10.6 million were capitalized during the year ended December 31, 2025 and December 31, 2024, respectively.

We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the year ended December 31, 2025 and December 31, 2024, we have recognized no impairments of capitalized software costs.

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

Advertising Costs

All advertising, promotional and marketing costs are expensed when incurred and are included in selling, general and administrative expenses within the consolidated statements of operations and comprehensive loss.

The table below presents advertising costs for the following periods:

	Years Ended December 31,
	2025	2024	2023
Advertising Costs	$3,599	$157	$337

Net (Loss) Income per Share
Basic net (loss) income per share is computed by dividing net (loss) income applicable to stockholders by the weighted average number of shares outstanding for the period. Diluted net (loss) income per share assumes conversion of potentially dilutive shares, such as stock options. The Company’s consolidated statements of operations and comprehensive loss include a presentation of net loss per share for the year ended December 31, 2025, December 31, 2024 and December 31, 2023.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 220-40”). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only with no impact on the Company’s results.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (“ASU 2025-06”). The ASU eliminates references to project stages and introduces a principles-based “probable-to-complete” capitalization threshold, meaning entities can capitalize internal-use software costs when management has approved and funded the project and it’s probable the software will be completed and used as intended. These changes are intended to reflect current iterative development practices and take effect for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting - Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose events that occur after the end of the last annual reporting period. ASU 2025-11 is effective for interim periods within annual periods beginning after December 15, 2027, though early adoption is permitted. The Company does not expect ASU 2025-11 to have a material effect on its consolidated financial statements and disclosures.

Recent Accounting Pronouncements Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Under ASU 2023-09, public benefit entities must disclose specific categories and provide additional information in the tax rate reconciliation if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. ASU 2023-09 also requires entities to disaggregate income taxes paid by federal, foreign, and state and local jurisdictions, with further breakdown for significant individual jurisdictions. The amendments from ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Refer to Note 14—Income Taxes for additional information.

Note 3—Restructuring Charges

The following table presents the employee separation costs, net of tax, associated with the Company’s organizational restructuring for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Years Ended December 31,
	2025	2024	2023
Employee separation costs	$4,370	$1,289	$822

		As of
		December 31, 2025	December 31, 2024
Unpaid employee separation costs		$619	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in accrued restructuring charges for the year ended December 31, 2025:

As of December 31, 2022	$1,535
Additions	822
Settlements	(2,357)
As of December 31, 2023	$—
Additions	1,289
Settlements	(1,289)
As of December 31, 2024	$—
Additions	4,370
Settlements	(3,751)
As of December 31, 2025	$619

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the consolidated statements of operations and comprehensive loss. The restructuring accrual is included in the accrued liabilities line in the consolidated balance sheets.

The total charges for the 2024 restructuring event were $1.3 million and as of December 31, 2024, there were no remaining payments to be made.

The total charges for the 2025 restructuring event were $4.4 million and as of December 31, 2025, there is $0.6 million left to be paid under the 2025 restructuring event. The final payment will be completed in the third fiscal quarter of 2026.

Note 4—Business Combinations

Ask Sage Acquisition

On December 31, 2025, pursuant to the agreement and plan of merger (“Ask Sage Merger Agreement”), dated November 10, 2025, by and among Atlas 2025 Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Ask Sage Merger Sub”) and Ask Sage, Inc., a Delaware corporation (“Ask Sage” or “Seller”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative of the Ask Sage Securityholders, pursuant to which, among other matters, (i) Ask Sage Merger Sub merged with and into Ask Sage with Ask Sage Merger Sub ceasing to exist and Ask Sage surviving as a wholly-owned subsidiary of the Company (“Ask Sage Merger”).

Purchase consideration for the Ask Sage Merger and the related transactions as contemplated by the Ask Sage Merger Agreement of $271.6 million, which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses, was comprised of $262.4 million of cash paid at closing of the Ask Sage Merger, $5.2 million of cash paid shortly after closing, and $4.0 million withheld under the terms of the Ask Sage Merger Agreement at the time of the closing to cover any post-closing downward adjustments to the purchase price (“Adjustment Escrow Amount”). The Company is required to segregate the Adjustment Escrow Amount from its corporate funds and is restricted from using it for operating expenses or any other corporate purposes. The cash withheld for the Adjustment Escrow Amount is presented in restricted cash on the Company’s consolidated balance sheets at December 31, 2025. The Adjustment Escrow Amount is presented in other current liabilities on the Company’s consolidated balance sheets at December 31, 2025.

The following table summarizes the preliminary fair value of the consideration transferred and the preliminary fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated above are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and assumed liabilities. All values remain preliminary including, but not limited to, intangible assets, including the preliminary assumptions used in their estimates of fair values and their respective estimated useful lives, working capital accounts, income taxes, and residual goodwill. The final determination of the fair values, purchase consideration, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

December 31, 2025
Cash paid at closing	$262,443
Deferred consideration	5,183
Adjustment Escrow Amount	4,000
Purchase consideration	$271,626
Assets:
Cash	$33,418
Accounts receivable	1,331
Prepaid expenses and other current assets	256
Intangible assets	84,290
Total assets acquired	$119,295
Liabilities:
Accounts payable	3,354
Accrued expenses	3,675
Contract liabilities	11,622
Other current liabilities	13
Deferred tax liabilities	21,660
Total liabilities acquired	$40,324
Fair value of net identifiable assets acquired	78,971
Goodwill	$192,655

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	December 31 2025	Weighted-average estimated useful lives
Technology	$65,220	7 years
Licenses and certifications	5,990	7 years
Customer relationships	12,785	3 years
Trade names	295	1 year
Total intangible assets	$84,290

The fair value of the acquired technology and trade name was determined using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was determined using the excess earnings method. The fair value of the acquired licenses and certifications was determined using the cost replacement method.

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

As the Ask Sage Merger closed on December 31, 2025, the net revenues and net loss included in the results of operations are negligible for the year ended December 31, 2025. Transaction expenses of $2.1 million related to the Ask Sage Merger were included in the results of operations for the year ended December 31, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the year ended December 31, 2025 as though the acquisition of Ask Sage had been completed as of January 1, 2024.

	Unaudited pro forma for the year ended December 31,
	2025	2024
Revenues	$142,897	$161,455
Net loss	(299,455)	(308,843)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the Ask Sage business combination had taken place as of January 1, 2024, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

The Company incurred $2.1 million of transaction expenses attributable to the acquisition of Ask Sage during the year ended December 31, 2025, which have been recorded in the pro forma results for the twelve months ended December 31, 2024.

Pangiam Acquisition

On February 29, 2024, pursuant to the Agreement and Plan of Merger (the “Pangiam Merger Agreement”), dated November 4, 2023, by and among BigBear.ai, Pangiam Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Pangiam Merger Sub”), Pangiam Purchaser, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Pangiam Purchaser”), Pangiam Ultimate Holdings, LLC, a Delaware limited liability company (the “Seller”), and Pangiam Intermediate Holdings, LLC, a Delaware limited liability company (“Pangiam Intermediate”), (i) Pangiam Merger Sub merged with and into Pangiam Intermediate, with Pangiam Merger Sub ceasing to exist and Pangiam Intermediate surviving as a wholly-owned subsidiary of the Company (the “First Merger”), and (ii) immediately following the First Merger, Pangiam Intermediate merged with and into Pangiam Purchaser, with Pangiam Intermediate ceasing to exist and Pangiam Purchaser continuing as a wholly-owned subsidiary of the Company (the “Second Merger”, together with the First Merger, the “Pangiam Mergers”).

As consideration for the Pangiam Mergers and the related transactions contemplated by the Pangiam Merger Agreement, BigBear.ai issued a total of 61,838,072 shares of the Company’s common stock to Seller based on the 20-day volume-weighted average price for common stock ending on the trading day immediately prior to the date of the Pangiam Merger Agreement of $1.3439, representing an enterprise value of $70 million (which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses) (the “Purchase Price”), less $3.5 million that was held back from the Purchase Price at the time of the closing of the Pangiam Mergers to cover any post-closing downward adjustments to the Purchase Price (the “Holdback Amount”). On July 2, 2024 (the “Finalization Date”), BigBear.ai issued 2,144,073 shares of common stock at $1.3905 per share (as determined according to the volume weighted average price over the 20 trading days ending immediately prior to the Finalization Date) as settlement of the final determination of the post-close adjusted Purchase Price.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table summarizes the final fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date.

	February 29, 2024, as reported at March 31, 2024	Measurement period adjustments	February 29, 2024, as reported at December 31, 2024
Holdback amount	$3,500	$(513)	$2,987
Equity issued	207,776	(6)	207,770
Purchase consideration	$211,276	$(519)	$210,757
Assets:
Cash	$13,935	$—	$13,935
Accounts receivable	5,848	(369)	5,479
Prepaid expenses and other current assets	143	150	293
Property and equipment	635	—	635
Right-of-use assets	5,754	188	5,942
Intangible assets	39,100	(1,035)	38,065
Other non-current assets	1,772	—	1,772
Total assets acquired	$67,187	$(1,066)	$66,121
Liabilities:
Accounts payable	1,137	—	1,137
Accrued expenses	2,454	36	2,490
Other current liabilities	69	(24)	45
Contract liabilities	1,148	—	1,148
Current portion of long-term lease liability	1,080	(874)	206
Long-term lease liability	6,109	(373)	5,736
Total liabilities acquired	$11,997	$(1,235)	$10,762
Fair value of net identifiable assets acquired	55,190	169	55,359
Goodwill	$156,086	$(688)	$155,398

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	February 29 2024	Weighted-average estimated useful lives
Technology	$14,835	7 years
Trade names	1,560	5 years
Customer relationships	21,670	20 years
Total intangible assets	$38,065

The fair value of the acquired technology and trade name was determined using the RFR method. The fair value of the acquired customer relationships was determined using the excess earnings method.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table presents the net revenues, net loss and transaction expenses related to the Pangiam mergers included in the results of operations for the following periods:

Years Ended December 31, 2024
Revenues	$38,712
Net loss	(82,595)

Transaction expenses related to the Pangiam Acquisition	1,450

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the year ended December 31, 2024 as though the acquisition of Pangiam had been completed as of January 1, 2023.

	Unaudited pro forma for the year ended December 31,
	2024	2023
Revenues	$164,413	$195,813
Net loss	(242,468)	(84,789)

The amounts included in the pro forma information are based on the historical results and do not necessarily represent what would have occurred if the Pangiam business combination had taken place as of January 1, 2023, nor do they represent the results that may occur in the future. Accordingly, the pro forma financial information should not be relied upon as being indicative of the results that would have been realized had the acquisition occurred as of the date indicated or that may be achieved in the future.

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

Certain warrants that were issued at BigBear.ai’s initial public offering (“IPO Private Warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE Warrants”), and warrants issued in BigBear.ai’s 2023, 2024 and 2025 registered direct offering warrants (“RDO Warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”). The conversion options of the 2026 Convertible Notes (“2026 Notes Conversion Option”) and 2029 Convertible Notes (“2029 Notes Conversion Option”) are valued using a binomial lattice convertible bond model and discounted cash flow method, considering the traded price of the 2026 Convertible Notes and 2029 Convertible Notes, respectively, and other unobservable input assumptions. The 2026 Notes Conversion Option, 2029 Notes Conversion Option, IPO Private Warrants, PIPE Warrants and RDO Warrants are considered to be Level 3 fair value measurements. See Note 19—Derivatives for information on the Level 3 inputs used to value the IPO Private Warrants, PIPE Warrants, RDO Warrants, 2026 Notes Conversion Option, and the 2029 Notes Conversion Option.

Valuations of available for sale investments are provided by independent pricing service providers who have experience in valuing these securities and are compared to the average of quoted market prices obtained from independent brokers. These fair value measurements based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly, and are considered to be Level 2 fair value measurements.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the financial assets and liabilities measured at fair value :

		December 31, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$374,410	$—	$374,410
2024 PIPE warrants	Derivative liabilities	—	—	—	—
2024 RDO Warrants	Derivative liabilities	—	—	—	—
2025 RDO Warrants	Derivative liabilities	—	—	16,437	16,437
IPO Private Warrants	Derivative liabilities	—	—	128	128
2026 Notes Conversion Option	Derivative liabilities	—	—	1,585	1,585
2029 Notes Conversion Option	Derivative liabilities	—	—	98,756	98,756
Total recurring fair value measurements:		$—	$374,410	$116,906	$491,316

Nonrecurring fair value measurement:
Goodwill(2)	Goodwill	$—	$—	$241,100	$241,100

		December 31, 2024
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$—	$—	$—
2024 PIPE Warrants	Derivative liabilities	—	—	32,760	32,760
2024 RDO Warrants	Derivative liabilities	—	—	21,634	21,634
2025 RDO Warrants	Derivative liabilities	—	—	—	—
IPO Private Warrants	Derivative liabilities	—	—	290	290
2026 Notes Conversion Option	Derivative liabilities	—	—	322	322
2029 Notes Conversion Option	Derivative liabilities	—	—	115,831	115,831
Total recurring fair value measurements:		$—	$—	$170,837	$170,837

Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	$—	$—	$119,081	$119,081
(1) As of March 31, 2024, in accordance with ASC 350-20, goodwill with a carrying amount of $204.8 million was written down to its implied fair value of $119.1 million, resulting in an impairment charge of $85.0 million, which was included in earnings during the first quarter of 2024. Differences between the implied fair value of $119.1 million and the balance as of December 31, 2024 relate to subsequent measurement period adjustments.
(2) As of June 30, 2025, in accordance with ASC 350-20, goodwill with a carrying amount $119.1 million was written down to its implied fair value of $48.4 million, resulting in an impairment charge of $70.6 million, which was included in earnings during the second quarter of 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The changes in the fair value of the Level 3 liabilities are as follows:

	2023 PIPE warrants	2023 RDO warrants	2024 PIPE warrants	2024 RDO Warrants	2025 RDO warrants	IPO private warrants	2026 Notes Conversion Option	2029 Notes Conversion Option
December 31, 2023	$22,778	$15,018	$—	$—	$—	$66	$491	$—
Additions	—	—	27,990	15,196	—	—	—	61,402
Changes in fair value	37,361	15,551	4,770	6,438	—	227	(169)	54,429
Settlements	(60,139)	(30,569)	—	—	—	(3)	—	—
December 31, 2024	$—	$—	$32,760	$21,634	$—	$290	$322	$115,831
Additions	—	—	—	—	18,586	—	—	—
Changes in fair value	—	—	(270)	14,294	(2,149)	(162)	1,263	79,818
Settlements	—	—	(32,490)	(35,928)	—	—	—	(96,893)
December 31, 2025	$—	$—	$—	$—	$16,437	$128	$1,585	$98,756

Note 6—Investments in Debt Securities

The Company’s investments in debt securities comprise U.S. Treasury securities and corporate bonds. As of September 30, 2025, these investments were classified as held-to-maturity (“HTM”) and recorded at amortized cost, net of any allowance for credit losses. The Company purchased these debt securities with the positive intent and ability to hold to contractual maturity.

During December 2025, the Company was unable to obtain shareholder approval to authorize additional outstanding shares in order to satisfy the purchase consideration for the Ask Sage Merger in shares of BigBear common stock. As a result, the Company sold HTM debt securities to settle the purchase consideration in cash. Management concluded this sale qualified for the permitted-sale exception under ASC 320-10-25-9 and did not taint the Company’s remaining HTM debt securities. Subsequent to these events, management reassessed the remaining HTM portfolio and concluded that, based on the facts and circumstances arising in the fourth quarter of 2025, the Company could no longer assert its positive intent to hold the remaining debt securities to maturity. Accordingly, the remaining debt securities were reclassified from HTM to available for sale (“AFS”) during the fourth quarter of 2025. The transferred debt securities had a fair value of $510.5 million, comprising net unrealized gains of $0.4 million. Unrealized gains and losses on AFS investments are reported in other comprehensive (loss) income.

During the year ended December 31, 2025, AFS investments with a fair value of $131.3 million were sold, resulting in a realized gain of $0.3 million, which is presented in other expense (income) on the consolidated statements of operations and comprehensive loss. There were no AFS investments as of December 31, 2024 and no sales of AFS investments during the year ended December 31, 2024 and December 31, 2023, respectively.

The table below summarizes the Company’s AFS investments:

	December 31, 2025
Available for sale investments	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$131,229	$—	$123	$(2)	$131,350
Corporate bonds	243,028	—	129	(97)	243,060
Total	$374,257	$—	$252	$(99)	$374,410

The weighted-average yield of investments is 3.85% as of December 31, 2025. Interest income of $6.0 million was recognized during the year ended December 31, 2025, and is presented in interest income on the consolidated statements of operations and comprehensive loss. No interest income was recognized on the AFS investments during the year ended December 31, 2024 and December 31, 2023, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the contractual maturity by major class of AFS investments as of December 31, 2025. In some cases, the issuers may have the right to call obligations without penalties prior to the contractual maturity date.

	December 31, 2025
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,075	$72,116	$59,154	$59,234	$131,229	$131,350
Corporate bonds	128,393	128,345	114,635	114,715	243,028	243,060
Total	$200,468	$200,461	$173,789	$173,949	$374,257	$374,410

Note 7—Property and Equipment, net

The property and equipment and accumulated depreciation balances are as follows:

	December 31, 2025	December 31, 2024
Computer equipment	$1,957	$1,564
Furniture and fixtures	975	937
Leasehold improvements	813	714
Office equipment	180	180
Software	60	60
Total cost	3,985	3,455
Less: accumulated depreciation	(2,423)	(1,889)
Property and equipment, net	$1,562	$1,566

The table below presents depreciation expense related to property and equipment for the following periods:

	Years Ended December 31,
	2025	2024	2023
Depreciation expense on property and equipment	$534	$540	$428

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Fiscal 2025

During the second quarter of fiscal 2025, we performed a triggering event analysis to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying value. It was determined that there was a triggering event related to the downward revisions of short and long-term forecasts. As a result of this assessment, we performed a quantitative impairment analysis and the Company recorded a $70.6 million non-cash impairment charge during the three months ended June 30, 2025. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

We performed our annual goodwill impairment assessment as of the first day of the fourth quarter of 2025 using a qualitative approach to determine if it was more likely than not that the fair value of the reporting unit was less than the carrying value. As part of this evaluation, the Company considered relevant events and circumstances that could affect the estimated fair value of its reporting unit, including macroeconomic conditions, the shut down of the U.S. government, industry and market trends, financial performance, and other entity-specific factors. Based on this qualitative assessment, the Company concluded that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount as of that date. Accordingly, a quantitative impairment test was not performed.

At the beginning of December 2025, a triggering event was identified relative to certain revenue contracts with the U.S. government that resulted in downward revisions of short and long-term forecasts. The facts resulting in the triggering event for the Company’s goodwill were also considered a triggering event for the long-lived assets of the Company’s single asset group. As a result, we first assessed the Company’s long-lived assets for impairment (refer to Note 9—Intangible Assets, net for further information). As a result of the long-lived assets impairment, the carrying amount of the Company’s asset group was reduced to its fair value. As the Company is comprised of a single asset group and reporting unit, there was no excess of reporting unit fair value over carrying value subsequent to the long-lived asset impairment.

Accumulated impairment losses to goodwill were $209.2 million as of December 31, 2025.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2023	$48,683
Goodwill arising from the acquisition of Pangiam	155,398
Goodwill impairment	(85,000)
As of December 31, 2024	$119,081
Goodwill impairment	(70,636)
Goodwill arising from the acquisition of Ask Sage	192,655
As of December 31, 2025	$241,100

Note 9—Intangible Assets, net

At the beginning of December 2025, the Company identified a triggering event related to its asset group and performed a valuation of certain long-lived intangible assets in accordance with ASC 360, Impairment and Disposal of Long-Lived Assets. We calculated the undiscounted cash flows of the Company’s asset group and compared these to its carrying value. As the undiscounted cash flows did not exceed its carrying value, the Company estimated the fair value of the asset group. Our long-lived asset impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs to the income approach valuation models included the discount rate of 10%, revenue growth, EBITDA growth and estimated future cash flows. Under the market approach,we used historical and forward-looking revenues of a guideline peer group to estimate the fair value of the asset group.

We further estimated the fair value of each long-lived asset within the asset group using the income approach (within the income approach, various methods are available such as multi-period excess earnings and relief from royalty methods). Significant inputs to the valuation of intangible assets included the discount rate, revenue growth and estimated future cash flows.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

As a result, the Company recorded $53.4 million of impairment expense related to its intangible assets. The impairment is presented in impairment of long-lived assets in the consolidated statements of operations and comprehensive loss. Subsequent to the impairment, there was no excess of asset group fair value over carrying value.

The intangible asset balances, accumulated amortization, and accumulated impairment are as follows:

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,055	$(20,650)	$(43,264)	$—	$45,141	15.2
Licenses and certifications	5,990	—	—	—	5,990	7.0
Technology	106,255	(22,282)	(9,547)	—	74,426	7.0
Software for sale	18,020	(5,258)	—	361	13,123	3.0
Trade name	1,855	(473)	(592)	—	790	3.5
Total	$241,175	$(48,663)	$(53,403)	$361	$139,470

	December 31, 2024
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$96,270	$(16,064)	$—	$—	$80,206	20.0
Technology	41,035	(16,665)	—	—	24,370	7.0
Software for sale	14,459	(927)	—	(289)	13,243	3.0
Trade name	1,560	(260)	—	—	1,300	5.0
Total	$153,324	$(33,916)	$—	$(289)	$119,119

The table below presents all amortization and impairment expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Years Ended December 31,
	2025	2024	2023
Total amortization expense related to intangible assets	$14,747	$11,327	$7,473
Total impairment expense related to intangible assets	53,403	—	—

Amortization expense related to capitalized software	$4,331	$925	$—

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of December 31, 2025:

2026	$25,383
2027	23,791
2028	20,094
2029	13,393
2030	13,292
Thereafter	43,517
Total estimated amortization expense	$139,470

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Note 10—Prepaid Expenses and Other Current Assets

The table below presents details on prepaid expenses and other current assets:

	December 31, 2025	December 31, 2024
Accrued interest receivable	$4,125	$129
Prepaid software and subscriptions	2,322	2,074
Prepaid insurance	2,270	1,021
Prepaid marketing	1,697	—
Prepaid taxes	94	249
Other prepaid expenses	732	295
Pre-contract costs(1)	3,274	—
Total prepaid expenses and other current assets	$14,514	$3,768
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

Note 11—Accrued Liabilities
The table below presents details on accrued liabilities:

	December 31 2025	December 31 2024
Payroll accruals(1)	$12,090	$13,533
Accrued interest	356	231
Legal accruals	275	450
Other accrued expenses	6,771	5,283
Impact of foreign currency translation	157	(1)
Total accrued liabilities	$19,649	$19,496
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 12—Debt

The table below presents the Company’s debt balances:

	December 31 2025	December 31, 2024
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	124,605	182,332
D&O Financing Loan	—	818
Total debt	142,273	200,818
Less: unamortized debt issuance discount and costs	35,229	64,596
Total debt, net	107,044	136,222
Less: current portion	16,560	818
Long-term debt, net	$90,484	$135,404

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 19—Derivatives for more information on the 2026 Notes Conversion Option.

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $124.6 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on the 2026 Convertible Notes at the time of the Exchange Transaction. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock. To the extent that the certain liquidity conditions of the Company and its subsidiaries is not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). Interest is payable semi-annually. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2029 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The 2026 Convertible Notes and the 2029 Convertible Notes require the Company to meet certain financial and other covenants. As of December 31, 2025, the Company was in compliance with all covenants related to the Convertible Notes.

The 2029 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 19—Derivatives for more information on the 2029 Notes Conversion Option.

During the three months ended March 31, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of 16.7 million shares of common stock.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table presents the carrying amounts and fair values associated with the Convertible Notes as of December 31, 2025. The fair value of the Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(1,108)	$16,560	$16,879
2029 Convertible Notes	124,605	(34,121)	90,484	106,086
Total	$142,273	$(35,229)	$107,044	$122,965

The table below summarizes the components of interest expense for the following periods:

	Years Ended December 31,
	2025	2024	2023
Contractual interest expense	$9,059	$12,219	$12,182
Amortization of debt discount and deferred financing costs	9,057	13,428	12,695
Total interest expense	$18,116	$25,647	$24,877

D&O Financing Loan

On December 13, 2024, the Company entered into a $1.1 million loan (the “2025 D&O Financing Loan”) with AFCO Credit Corporation to finance the Company’s directors and officers insurance premium through September 2025. The D&O Financing Loan had an interest rate of 5.99% per annum and matured on September 8, 2025.

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

The following table presents supplemental information related to leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	6.59	8.06
Weighted average discount rate	14.59%	13.52%

The table below summarizes total lease costs for the following periods:

	Years Ended December 31,
	2025	2024	2023
Operating lease expense	$2,052	$2,139	$1,149
Variable lease expense	160	47	221
Short-term lease expense	58	18	117
Lease expense	$2,270	$2,204	$1,487

	Years Ended December 31,
	2025	2024	2023
Sublease income (1)	$291	$72	$133
(1) As of December 31, 2025 and December 31, 2024, the Company has subleased four and two of its real estate leases, respectively.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table presents supplemental cash flow and non-cash information related to leases:

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$2,321	$2,199	$1,430
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$378	$5,942	$—

As of December 31, 2025, the future annual minimum lease payments for operating leases are as follows:

2026	$2,158
2027	1,554
2028	1,523
2029	1,552
2030	1,773
Thereafter	4,219
Total future minimum lease payments	$12,779
Less: amounts related to imputed interest	5,011
Present value of future minimum lease payments	7,768
Less: current portion of long-term lease liability	1,095
Long-term lease liability	$6,673

Note 14—Income Taxes

The components of loss before taxes were attributable to the following regions:

	Year Ended December 31,
	2025	2024	2023
Domestic loss	$(315,296)	$(296,010)	$(70,879)
Foreign (loss) income	(340)	207	—
Loss before taxes	$(315,636)	$(295,803)	$(70,879)

The table below presents the components of income tax benefit for the following periods

	Years Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$—	$—	$—
U.S. state and local	25	16	13
Foreign	(87)	(235)	—
Total current	(62)	(219)	13
Deferred:
U.S. federal	(17,701)	—	(323)
U.S. state and local	(3,959)	(37)	88
Total deferred	(21,660)	(37)	(235)
Income tax benefit	$(21,722)	$(256)	$(222)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table provides the reconciliation of the amounts computed using the U.S. federal statutory income tax rate and the amounts computed using the effective income tax rate under the requirements of ASU 2023-09 for the year ended December 31, 2025. Refer to Note 2—Summary of Significant Accounting Policies—Recent Accounting Pronouncements Adopted for additional details on the adoption of ASU 2023-09:

	Years Ended December 31, 2025
	Amount	%
Tax benefit at U.S. federal statutory rates	$(66,236)	21.0%
U.S. state and local income taxes, net of U.S. federal income tax effect(1)	(3,934)	1.2%
Foreign tax effects
United Kingdom
Statutory tax rate difference between United Kingdom and United States	9	—%
Other	(140)	—%
Changes in valuation allowance	41,936	(13.3)%
Nontaxable or Nondeductible Items
Equity-based compensation	(6,103)	1.9%
Non-deductible compensation	1,819	(0.6)%
Non-deductible debt interest	1,831	(0.6)%
Net increase in fair value of derivatives	2,460	(0.8)%
Goodwill impairment	6,599	(2.1)%
Other	37	—%
Income tax benefit and effective tax rate	$(21,722)	6.7%
(1) State taxes in Virginia and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The following table provides the reconciliation of the amounts computed using the U.S. federal statutory income tax rate and the amounts computed using the effective income tax rate as previously disclosed for the years ended December 31, 2024 and December 31, 2023, prior to the adoption of ASU 2023-09:

	Years Ended December 31,
	2024	2023
	Amount	Amount
Tax benefit at U.S. federal statutory rates	$(62,118)	$(14,881)
U.S. state income tax, net of U.S. federal tax benefit	(11,422)	(5,070)
Class B Incentive Unit equity-based compensation	(4)	727
Valuation allowance	46,739	17,248
Net increase in fair value of derivatives	11,281	1,559
Goodwill impairment	15,544	—
Other permanent differences	(276)	195
Income tax benefit	$(256)	$(222)

Effective tax rate	0.1%	0.3%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the components of net deferred tax assets and deferred liabilities:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$101,923	$62,811
Interest carryforwards	12,621	12,755
Amortizable transaction costs	2,479	2,121
Accrued expenses	1,727	1,643
Equity-based compensation	4,185	3,175
Derivative liability	34,073	30,824
Depreciation and amortization	8,569	7,083
Lease liabilities	2,186	2,741
Section 174 costs	7,788	8,327
Other assets	110	109
Total deferred tax assets	175,661	131,589
Valuation allowance	(160,454)	(112,003)
Net deferred tax assets	15,207	19,586

Deferred tax liabilities:
Depreciation and amortization	—	—
Discount on debt	11,021	16,340
Prepaid expenses	2,222	752
Right-of-use assets	1,964	2,494
Total deferred tax liabilities	15,207	19,586
Net deferred tax (liabilities) assets	$—	$—

As of December 31, 2025, the Company has $339.6 million of U.S. federal net operating losses, all of which can be carried forward indefinitely.

As of December 31, 2025, the Company has $426.6 million of U.S. state net operating losses which will begin to expire in 2031.

Pursuant to Internal Revenue Code §382, the Company experienced an ownership change on December 2, 2024, as defined under §382(g). As a result, $170.6 million of federal net operating losses and $41.5 million of interest expense carryforward generated prior to that date are subject to limitation of $52.9 million per year through 2028.

A valuation allowance is provided for deferred income tax assets when it is more likely than not that future tax benefits will not be realized. The Company assesses whether a valuation allowance should be established against deferred tax assets based upon consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the Company’s history of losses, the duration of statutory carryforward periods, the Company’s experience with tax attributes expiring, impacts of enacted changes in tax laws and tax planning strategies, and the taxable income generated through the future reversals of deferred tax liabilities. In making such judgments, significant weight is given to evidence that can be objectively verified. After analyzing all available evidence, the Company determined it was more likely that it would not be able to utilize all of its deferred tax assets, and has therefore established a full valuation allowance. The Company had valuation allowances against net deferred tax assets of $160.5 million and $112.0 million as of December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2025, the increase in the valuation allowance was primarily attributable to net operating losses.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the change of the valuation allowance for the following periods:

Valuation allowance as of December 31, 2023	$46,569
Net additions	65,434
Valuation allowance as of December 31, 2024	$112,003
Net additions	70,111
Reduction due to acquired deferred tax liabilities of Ask Sage	(21,660)
Valuation allowance as of December 31, 2025	$160,454

Unrecognized Tax Benefits

As of December 31, 2025 and December 31, 2024, the Company had gross unrecognized tax benefits of $0.8 million and $0.8 million, respectively. The unrecognized tax benefit was recorded as a reduction in our gross deferred tax assets, offset by a corresponding reduction in our valuation allowance. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate because of the valuation allowance. There are no interest and penalties associated with the unrecognized tax benefits. For the year ended December 31, 2025 and prior periods, we were subject to income taxes only in the United States, and all tax years since the Company’s inception are open for examination.

The table below presents the Company’s gross unrecognized tax benefits:

Unrecognized tax benefits as of December 31, 2023	$785
Increases related to positions taken on prior year items	—
Unrecognized tax benefits as of December 31, 2024	$785
Increases related to positions taken on prior year items	—
Unrecognized tax benefits as of December 31, 2025	$785

Note 15—Employee Benefit Plans

401(k) Plans

The Company maintains qualified 401(k) plans for its U.S. employees: the BigBear.ai 401(k) Plan, the Pangiam Holdings, LLC Retirement Plan and the Ask Sage, Inc. 401(k) Plan.

On January 1, 2025, all of the assets from the Pangiam Holdings, LLC Retirement Plan were transferred into the BigBear.ai 401(k) Plan.

The table below presents the total contributions to the Company’s 401(k) plan for the following periods:

	Years Ended December 31,
	2025	2024	2023
Total contributions	$5,791	$5,010	$4,684

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of December 31, 2025, the Company has accrued $0.3 million related to various ongoing legal disputes. The $0.3 million balance as of December 31, 2025, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

Note 17—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	December 31, 2025	December 31, 2024
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	436,955,655	251,554,378

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	December 31, 2025	December 31, 2024
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note 18—At-the-Market Offering

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

In August 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities with a maximum of shares sold totaling 65 million, including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”).

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The following table summarizes the terms and provisions of each sales agreement, and each Common Stock ATM Offering that was active during the year ended December 31, 2025 and the year ended December 31, 2024. The maximum aggregate offering price and cumulative net proceeds (less sales commissions and expenses) for each Common Stock ATM Offering in the following table are reported in thousands.

Agreement effective date	May 2024 Sales Agreement	June 2025 Sales Agreement	August 2025 Sales Agreement
Maximum aggregate offering price ($ thousands)	$150,000	$150,000	$—
Maximum commissions payable to sales agents on gross proceeds from sale of shares	3.0%	3.0%	0.9%
Expiration date / date substantially depleted	May 28, 2025	June 16, 2025	September 16, 2025

As of December 31, 2025:
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

	Years Ended December 31,
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

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against additional paid-in capital on the consolidated balance sheets in the period in which the corresponding shares are issued and sold.

Note 19—Derivatives

2026 Notes Conversion Option

On December 7, 2021, the Company issued $200 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	December 31, 2025	December 31, 2024
Value of 2026 Notes Conversion Option ($ thousands)	$1,585	$322
Conversion price (dollars)	$10.61	$10.61
Common stock price (dollars)	$5.40	$4.45
Expected option term (years)	0.9	1.9
Expected volatility	110.00%	93.30%
Risk-free rate of return	3.50%	4.25%
Expected annual dividend yield	—%	—%

As of December 31, 2025, the 2026 Notes Conversion Option had a fair value of $1.6 million and is presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
(Loss) gain on change in fair value of 2026 Notes Conversion Option	$(1,263)	$169	$63

As of December 31, 2025, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

The table below presents the value of the 2029 Notes Conversion Option under the Binomial Lattice Model as of December 31, 2024 and the as-converted basis as of December 31, 2025 using the following assumptions as of the following dates:

	December 31, 2025	December 31, 2024
Value of 2029 Notes Conversion Option ($ thousands)	$98,756	$115,831
Conversion price (dollars)	$3.55	$3.55
Common stock price (dollars)	$5.40	$4.45
Expected option term (years)	4.0	5.0
Expected volatility	N/A	37.60%
Risk-free rate of return	3.60%	4.30%
Expected annual dividend yield	—%	—%

During the year ended December 31, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss. In conjunction with the conversion, a loss of $2.6 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

As of December 31, 2025, the 2029 Notes Conversion Option had a fair value of $98.8 million and is presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

	Year Ended December 31,
	2025	2024	2023
Loss on change in fair value of 2029 Notes Conversion Option	$(79,818)	$(54,429)	$—

As of December 31, 2025, the remaining principal of the 2029 Convertible Notes outstanding was $124.6 million.

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

The table below presents the value of the PIPE warrants under the Black-Scholes Option Pricing Model using the following assumptions as of the following dates:

	December 31 2023	June 13 2023
Value of each 2023 RDO warrant (dollars)	$1.69	$1.96
Exercise price (dollars)	$2.32	$2.32
Common stock price (dollars)	$2.14	$2.3
Expected option term (years)	5.0	5.5
Expected volatility	110.00%	118.60%
Risk-free rate of return	3.80%	4.00%
Expected annual dividend yield	—%	—%

On February 27, 2024, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding RDO warrants to purchase up to an aggregate of 8,886,255 shares of the Company’s common stock for gross proceeds of $20.6 million. Upon settlement of the RDO warrants, a loss of $10.1 million was recognized for the year ended December 31, 2024 and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
(Loss) gain on change in fair value of 2023 RDO warrants	$—	$(15,551)	$518

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2024 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31 2024	February 28, 2024
Value of each 2024 RDO warrant (dollars)	$3.73	$2.62
Exercise price (dollars)	$3.78	$3.78
Common stock price (dollars)	$4.45	$3.14
Expected option term (years)	4.7	5.5
Expected volatility	120.00%	117.60%
Risk-free rate of return	4.31%	4.20%
Expected annual dividend yield	—%	—%

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the year ended December 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
Loss on change in fair value of 2024 RDO Warrants	$(14,294)	$(6,438)	$—

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

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2025	February 6, 2025
Value of each 2025 RDO warrant (dollars)	$4.36	$4.93
Exercise price (dollars)	$9.00	$9.00
Common stock price (dollars)	$5.40	$6.77
Expected option term (years)	4.6	5.5
Expected volatility	130.00%	95.00%
Risk-free rate of return	3.66%	4.25%
Expected annual dividend yield	—%	—%

As of December 31, 2025, the 2025 RDO warrants had a fair value of $16.4 million and is presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
Gain on change in fair value of 2025 RDO Warrants	$2,149	$—	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

As of December 31, 2025, there were 3,770,000 2025 RDO warrants issued and outstanding.

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

The table below presents the value of the PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31 2023	January 19 2023
Value of each 2023 PIPE warrant (dollars)	$1.64	$1.22
Exercise price (dollars)	$2.39	$2.39
Common stock price (dollars)	$2.14	$1.87
Expected option term (years)	4.6	5.5
Expected volatility	110.00%	82.10%
Risk-free rate of return	3.80%	3.40%
Expected annual dividend yield	—%	—%

On March 4, 2024, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise in full the outstanding PIPE warrants to purchase up to an aggregate of 13,888,889 shares of the Company’s common stock for gross proceeds of $33.2 million. Upon settlement of the PIPE warrants, a loss of $32.2 million was recognized for the year ended December 31, 2024 and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
Loss on change in fair value of 2023 PIPE Warrants	$—	$(37,361)	$(7,885)

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2024 PIPE warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2024	March 4, 2024
Value of each 2024 PIPE warrant (dollars)	$3.64	$3.11
Exercise price (dollars)	$4.75	$4.75
Common stock price (dollars)	$4.45	$3.75
Expected option term (years)	4.7	5.5
Expected volatility	120.00%	117.00%
Risk-free rate of return	4.32%	4.10%
Expected annual dividend yield	—%	—%

On February 10, 2025, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.3 million was recognized as a result of the change in fair value for the twelve months ended December 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the year ended December 31, 2025 and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2025	2024	2023
Gain (loss) on change in fair value of 2024 PIPE Warrants	$270	$(4,770)	$—

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	December 31, 2025	December 31, 2024
IPO public warrants issued	12,252,439	12,168,378
IPO public warrants outstanding	12,252,439	12,168,378

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

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	December 31, 2025	December 31, 2024
Fair value of each IPO private warrant	$1.75	$1.84
Exercise price	$11.50	$11.50
Common stock price	$5.40	$4.45
Expected option term (in years)	0.9	1.9
Expected volatility	140.00%	93.30%
Risk-free rate of return	3.46%	3.60%
Expected annual dividend yield	—%	—%

As of December 31, 2025 and December 31, 2024, the IPO private warrants have a fair value of $0.1 million and $0.3 million and are presented on the consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the consolidated statements of operations and comprehensive loss:

	Years Ended December 31,
	2025	2024	2023
Gain (loss) on change in fair value of IPO private warrants	$162	$(266)	$(57)

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	December 31, 2025	December 31, 2024
IPO private warrants issued	73,333	157,394
IPO private warrants outstanding	73,333	157,394

Note 20—Equity-Based Compensation

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

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

During the year ended December 31, 2025, the Company’s Former Parent disposed of its interest in BigBear. The liquidity event triggered the measurement of the market-related conditions of the unvested Tranche II Incentive Units. The market conditions were not met, and as a result, all unvested Incentive Units were forfeited.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the activity in Tranche II of the Incentive Units:

Unvested as of December 31, 2023	1,155,000
Unvested as of December 31, 2024	1,155,000
Forfeited	(1,155,000)
Unvested as of End of period 2025	—

As of December 31, 2025, there was no unrecognized compensation cost related to Tranche II Incentive Units.

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

During the year ended December 31, 2025, pursuant to the Plan, the Company’s Board of Directors granted certain grantees stock options (“Stock Options”) to purchase shares of the Company’s common stock at a weighted-average exercise price of $3.18. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a Grantee’s Stock Options will be immediately forfeited and cancelled if the Grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

The table below presents the fair value of Stock Options that were granted during the year ended December 31, 2025 using the Black-Scholes OPM and the following assumptions:

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	5,127,673	$2.14	9.03	$2,209
Granted	—	—
Vested	—	—
Exercised	(292,496)	1.44
Forfeited	(826,308)	2.35
Expired	(78,267)	3.08
Outstanding as of December 31, 2024	3,930,602	$2.12	8.01	$10,138
Granted	671,141	3.18
Vested	—	—
Exercised	(1,899,055)	1.93
Forfeited	(967,350)	1.66
Expired	—	—
Outstanding as of December 31, 2025	1,735,338	$2.80	7.56	$4,684

Vested and exercisable as of December 31, 2025	935,546	$2.57	6.51	$3,059

				As of
				December 31, 2025
Unrecognized compensation costs related to the stock options				$1,575
Weighted average recognition period for unrecognized compensation costs				2.89 years

Restricted Stock Units

During the year ended December 31, 2025, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 7,633,500 RSUs to employees and 366,727 RSUs to nonemployee directors during the year ended December 31, 2025. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	10,052,113	$2.11
Granted	10,641,780	2.10
Vested	(4,671,720)	2.18
Forfeited	(2,151,771)	2.29
Unvested as of December 31, 2024	13,870,402	$1.94
Granted	8,000,227	3.24
Vested	(5,745,489)	2.16
Forfeited	(4,293,038)	2.06
Unvested as of December 31, 2025	11,832,102	$2.73

		As of
		December 31, 2025
Unrecognized compensation costs related to the RSUs		$27,330
Weighted average recognition period for unrecognized compensation costs		2.26 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the year ended December 31, 2025, the Company granted zero Discretionary PSUs. The Company granted 2,740,577 Short-term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

During the year ended December 31, 2025, the Board approved grants of 991,548 and 1,749,029 PSUs to certain employees related to STIP PSUs for the 2024 and 2025 plan years, respectively. The 2024 STIP PSUs were granted in lieu of cash payouts and were fully vested upon award.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	2,585,831	$1.70
Granted	3,703,146	5.00
Vested	(2,559,844)	1.45
Forfeited	(795,517)	6.61
Unvested as of December 31, 2024	2,933,616	$2.88
Granted	2,740,577	3.68
Vested	(2,795,576)	2.97
Forfeited	(47,619)	3.46
Unvested as of December 31, 2025	2,830,998	$3.37

		As of
		December 31, 2025
Unrecognized compensation costs related to the PSUs		$1,192
Weighted average recognition period for unrecognized compensation costs		0.24 years

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of December 31, 2025, the Company reserved an aggregate of 5,260,346 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the year ended December 31, 2025, 961,771 shares were sold under the ESPP. As of December 31, 2025, the Company has withheld employee contributions of $0.2 million for future ESPP purchases, which are presented on the consolidated balance sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

Years Ended December 31,
	2025	2024
Price of common stock on the grant date	$3.95 to $6.05	$1.50 to $2.20
Expected term (in years)	0.50	0.50
Expected volatility(1)	130.0% to 110.0%	122.9% to 101.0%
Risk-free rate of return	4.3% to 3.8%	5.3% to 4.3%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$1.99 to $2.76	$0.74 to $2.15
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of December 31, 2025, there was approximately $0.7 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.50 years years.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Years Ended December 31,
	2025	2024	2023
Equity-based compensation expense in selling, general and administrative	$12,913	$12,088	$11,349
Equity-based compensation expense in cost of revenues	7,820	6,274	$5,446
Equity-based compensation expense in research and development	2,597	2,765	1,876
Total equity-based compensation expense	$23,330	$21,127	$18,671
Note 21—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Years Ended December 31,
Basic and diluted net loss per share	2025	2024	2023
Numerator:
Net loss	$(293,914)	$(295,547)	$(70,657)
Denominator:
Basic	358,801,375	233,604,500	149,234,917
Diluted	358,801,375	233,604,500	149,234,917

Basic net loss per share	$(0.82)	$(1.27)	$(0.47)
Diluted net loss per share	$(0.82)	$(1.27)	$(0.47)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Years Ended December 31,
	2025	2024	2023
Stock options	1,459,593	4,086,187	5,005,889
Private warrants	73,333	140,726	174,894
Public warrants	12,252,439	12,185,046	12,150,878
2023 PIPE warrants	—	—	13,888,889
2024 PIPE warrants	—	9,000,000	—
2023 RDO warrants	—	—	8,886,255
2024 RDO warrants	—	5,800,000	—
2025 RDO warrants	3,770,000	—	—
2026 Convertible notes	1,664,732	99,867	18,844,600
2029 Convertible notes	35,069,965	51,317,177	—
PSUs	1,635,807	793,781	678,552
RSUs	13,322,794	4,723,239	9,359,923
ESPP	489,023	1,288,536	1,128,675
Total	69,737,686	89,434,559	70,118,555

Although certain convertible notes were converted during the year ended December 31, 2025, application of the if-converted method would have been anti-dilutive due to the Company’s net loss for the period; accordingly, such instruments were excluded from diluted earnings per share.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

As described in Note 24—Subsequent Events, on January 2, 2026, the Company announced that all 2029 Convertible Notes outstanding as of January 16, 2026 (the “Redemption Date”), would be redeemed for cash at a price equal to the principal amount of such notes plus accrued and unpaid interest, as provided by the terms of the Exchange Agreement. All of the 2029 Convertible Notes were voluntarily converted by noteholders prior to the Redemption Date, resulting in the issuance of approximately 38.1 million shares of common stock.

Note 22—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Years Ended December 31,
	2025	2024	2023
Time and materials	$78,437	$88,740	$85,734
Firm fixed price	31,613	46,259	50,100
Cost-reimbursable	17,622	23,237	19,330
Total revenues	$127,672	$158,236	$155,164

The table below presents the revenue recognition pattern for the following periods:

	Years Ended December 31, 2025			Years Ended December 31, 2024			Years Ended December 31, 2023
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$8,298	$119,374	$127,672	$7,294	$150,942	$158,236	$9,583	$145,581	$155,164

The table below presents total revenues by major customer type for the following periods:

	Years Ended December 31,
	2025	2024	2023
U.S. government	$114,686	$143,087	$145,182
Non-U.S. government and commercial	12,986	15,149	9,982
Total revenues	$127,672	$158,236	$155,164

The table below summarizes the activity in the allowance for expected credit losses:

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$127	$230	$98
Additions	351	125	1,739
Write-offs	(40)	(228)	(1,607)
Recoveries	—	—	—
Ending balance	$438	$127	$230

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Years Ended December 31, 2025
	Total	Percent of total revenues
Customer A(1)	$—	—%
Customer B(1)	10,640	8%
Customer C	16,945	13%
Customer D	13,831	11%
Customer E	20,728	16%
Customer F	13,600	11%
All others	51,928	41%
Total revenues	$127,672	100%

	Years Ended December 31, 2024
	Total	Percent of total revenues
Customer A	$21,284	13%
Customer B	25,681	16%
Customer C	18,731	12%
Customer D(1)	—	—%
Customer E	16,840	11%
Customer F(1)	—	—%
All others	75,700	48%
Total revenues	$158,236	100%

	Years Ended December 31, 2023
	Total	Percent of total revenues
Customer A	$33,266	21%
Customer B	24,560	16%
Customer C	18,143	12%
Customer D(1)	14,197	9%
Customer E(1)	—	—%
Customer F(1)	—	—%
All others	64,998	42%
Total revenues	$155,164	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

As of December 31, 2025, the Company had one customer with an accounts receivable balance of $3.4 million, which exceeds 10% of total accounts receivable. As of December 31, 2024, no individual customer had an accounts receivable balances that exceeded 10% of total accounts receivable.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the consolidated balance sheets for the following periods:

	December 31, 2025	December 31, 2024	December 31, 2023
Accounts receivable, net of allowance for credit losses	$22,703	$38,953	$21,949
Contract assets	$218	$895	$4,822
Contract liabilities	$14,756	$2,541	$879

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under the contract. Accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities relates to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. Included in the contract liabilities balance as of December 31, 2025 are $11.6 million of contract liabilities from our acquisition of Ask Sage. Refer to Note 4—Business Combinations. Revenue recognized in the year ended December 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $2.3 million. Revenue recognized in the year ended December 31, 2024 that was included in the contract liability balance as of December 31, 2023 was $0.9 million.

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the consolidated statements of operations and comprehensive loss. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Years Ended December 31,
	2025	2024	2023
Net EAC Adjustments, before income taxes	$4,347	$626	$593
Net EAC Adjustments, net of income taxes(1)	$4,347	$626	$593
Net EAC Adjustments, net of income taxes, per diluted share	$0.01	$—	$—
(1) Due to the Company being in a net taxable loss position for all periods presented, the impact of income taxes is insignificant.

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of December 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.2 million. The Company expects to recognize approximately 74% of its remaining performance obligations as revenue within the next 12 months and the balance thereafter assuming completion of these contracts without any reductions in scope or termination.

Note 23—Segments

The Company has determined that it operates in a single operating and reportable segment as the Chief Operating Decision Maker (“CODM”) reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The Company’s segment provides predictive analytics capabilities in highly complex, distributed, mission-based operating environments. It is a technology-led solutions organization, providing both software and services to our customers. The Company’s CODM is its Chief Executive Officer.

Consolidated net loss, as reported on the consolidated statements of operations and comprehensive loss as consolidated net loss, is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segment. Consolidated net loss is used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. All expense categories on the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(thousands of U.S. dollars unless stated otherwise)

consolidated statements of operations and comprehensive loss are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM.

The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.

Note 24—Subsequent Events

The Company has evaluated subsequent events from the date of the consolidated balance sheets through the date the consolidated financial statements were issued on March 2, 2026.

2029 Convertible Notes

On January 2, 2026, the Company announced that all 2029 Convertible Notes outstanding as of January 16, 2026 (the “Redemption Date”), would be redeemed for cash at a price equal to the principal amount of such notes plus accrued and unpaid interest, as provided by the terms of the Exchange Agreement. All of the 2029 Convertible Notes, with a par value of $124.6 million, were voluntarily converted by noteholders prior to the Redemption Date. These conversions resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes.

Acquisition of CargoSeer

On January 16, 2026, the Company acquired certain assets and liabilities of CargoSeer Ltd (“CargoSeer”), an Israel-based leader in unified AI decision support technology for customs and border operations, for $5.0 million, subject to certain customary net working capital adjustments. As of the date the consolidated financial statements were issued, the Company had not completed the purchase accounting.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the U.S. However, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with U.S. GAAP.

As of the date of this filing, management completed the implementation of our remediation efforts of the material weakness related to technical accounting. Remediation efforts included consulting with technical accounting and valuation specialists as it relates to non-routine, unusual and complex transactions as well as expanding our in-house capabilities.

Based on this assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, excludes an assessment of internal control over financial reporting of Ask Sage, Inc., acquired on December 31, 2025. Ask Sage represents total assets, excluding goodwill and intangible assets related to the acquisition, and revenues constituting 4% and 0%, respectively, of our consolidated total assets and total revenues as of and for the year ended December 31, 2025.

Grant Thorton, LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are set forth below.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of November 10, 2025, by and among BigBear.ai Holdings, Inc., Atlas 2025 Merger Sub Inc., Ask Sage, Inc. and Shareholder Representative Services LLC	8-K	11/10/2025	001-40031	2.1
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on March 27,2025).	8-K	3/27/2025	001-40031	3.1
4.1	Warrant Agreement, dated as of February 8, 2021, between Continental Stock Transfer & Trust Company and the GigCapital4, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by GigCapital4, Inc. on February 12, 2021).	8-K	2/12/2021	001-40031	4.1
4.2	Indenture, dated December 7, 2021, between Wilmington Trust, National Association and GigCapital4, Inc., relating to the 6.00% Convertible Notes due 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.2
4.3	Form of 2026 Convertible Note (included in Exhibit 4.2).	8-K	12/13/2021	001-40031	10.2
4.4	Description of the Registrant’s Securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	3/31/2022	001-40031	4.4
4.5	Third Supplemental Indenture, dated December 27, 2024 among BigBear.ai Holdings, Inc., BigBear.ai Intermediate Holdings, LLC, BigBear.ai, LLC, BigBear.ai Federal, LLC (f/k/a NuWave Solutions, L.L.C.), ProModel, LLC, Pangiam Purchaser, LLC, Pangiam Intermediate II Holdings, LLC, Pangiam Holdings, LLC, Pangiam Labs, LLC, Linkware, LLC, Pre, LLC, veriScan LLC, 214 Technologies, Inc. d/b/a Trueface and Wilmington Trust National Association, as trustee.	8-K	12/30/2024	001-40031	4.1
4.6	Indenture, dated as of December 27, 2024, among BigBear.ai Holdings, Inc., BigBear.ai Intermediate Holdings, LLC, BigBear.ai, LLC, BigBear.ai Federal, LLC (f/k/a NuWave Solutions, L.L.C.), ProModel, LLC, Pangiam Purchaser, LLC, Pangiam Intermediate II Holdings, LLC, Pangiam Holdings, LLC, Pangiam Labs, LLC, Linkware, LLC, Pre, LLC, veriScan LLC, 214 Technologies, Inc. d/b/a Trueface and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	12/30/2024	001-40031	4.2
4.7	Form of certificate representing the 6.00% Convertible Senior Secured Notes due 2029 (included as Exhibit A to Exhibit 4.2)	8-K	12/30/2024	001-40031	4.3
4.8	Form of New Warrant.	8-K	2/6/2025	001-40031	4.1
10.1	Form of Amended and Restated Convertible Note Subscription Agreement and form of Revised Indenture (incorporated by reference to Exhibit 10.3 filed on the Company’s Current Report on Form 8-K filed by the Registrant on November 30, 2021).	8-K	11/30/2021	001-40031	10.3
10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.3
10.3#	BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.4
10.4#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Employees).	10-K	3/31/2022	001-40031	10.4
10.5#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Stock Option Grant Notice.	10-K	3/31/2022	001-40031	10.5
10.6#	Form of BigBear.ai Holdings, Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (Non-Employee Director).	10-K	3/31/2022	001-40031	10.6
10.7#	BigBear.ai Holdings, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.5

		Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
10.8#	Form of Employee Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.6
10.9#	Form of Non-Employee Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.7
10.10#	Form of Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.8
10.11#	Form of Performance Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.9
10.12	Amended and Restated Investor Rights Agreement, dated December 6, 2021, by and among GigCapital4, Inc., BBAI Ultimate Holdings, LLC, AE BBAI Aggregator, LP, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International, Inc., BMO Capital Markets Corp., William Blair & Company, L.L.C., and Other Holders (as defined in the Amended and Restated Investor Rights Agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed by the Registrant on December 7, 2021).	8-K	12/7/2021	001-40031	10.7
10.13	Credit Agreement, dated as of December 7, 2021, by and among BigBear.ai Holdings, Inc., the other borrowers party thereto from time to time, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for the lenders (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	10.17
10.14	First Amendment to Credit Agreement with Bank of America, N.A., dated August 9, 2022	10-Q	8/12/2022	001-40031	10.1
10.15	Second Amendment to Credit Agreement with Bank of America, N.A., dated November 8, 2022	10-Q	11/10/2022	001-40031	10.2
10.16	Offer Letter, dated as of October 11, 2022, between BigBear.ai Holdings, Inc. and Amanda Long	8-K	10/11/2022	001-40031	10.1
10.17	BigBear.ai, LLC Executive Severance Plan	8-K	11/21/2022	001-40031	10.1
10.18	Form of Securities Purchase Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.1
10.19	Form of Registration Rights Agreement, dated as of January 16, 2023, by and among the Company and the Purchaser	8-K	1/19/2023	001-40031	10.2
10.20	Third Amendment to Credit Agreement with Bank of America, N.A.,	10Q-Q	5/15/2023	001-40031	10.3
10.21	First Amendment to the Amended and Restated Investor Rights Agreement dated as of July 20. 2023 by and among BigBear.ai Holdings, Inc., AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, GigAcquisitions4, LLC, Oppenheimer & Co. Inc., Nomura Securities International Inc., William Blair & Company, L.L.C. and BMO Capital Markets Corp.	10-Q	8/10/2023	001-40031	10.2
10.22	Business Covenants Agreement, dated as of November 4, 2023, by and among AE Industrial Partners, LP, AE Industrial Operating Partners, LLC, and the Company	8-K	11/6/2023	001-40031	10.1
10.23	Joinder & Second Amendment to Amended & Restated Investor Rights Agreement, by and among BBAI, AE BBAI Aggregator, LP, BBAI Ultimate Holdings, LLC, Seller and the other parties thereto, dated as of December 6, 2021, as amended on July 20, 2023, effective as of February 29, 2024.	8-K	3/1/2024	001-40031	10.1
10.24	Form of Exchange Agreement, dated December 19, 2024	8-K	12/19/2024	001-40031	10.1
10.25	Offer Letter, dated as of January 15, 2025, between BigBear.ai Holdings, Inc. and Kevin McAleenan	8-K	1/16/2025	001-40031	10.1
10.26	Warrant Exercise Agreement, dated as of February 5, 2025, by and between BigBear.ai and the Investor.	8-K	2/6/2025	001-40031	10.1
10.27	Offer Letter dated as of October 9, 2025 between BigBear.ai Holdings, Inc. and Sean R. Ricker.	8-K	10/14/2025	001-40031	10.1
19	Insider Trading Policy	10-K	3/25/2025	001-40031	19
21.1	Significant Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included in signature page)					X
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
X
32.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
97	Clawback Policy BigBear.ai Holdings Inc.	10-K	3/25/2025	001-40031	97
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).					X

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

Date: March 2, 2026	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer

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

Signature	Title	Date

/s/ Kevin McAleenan	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2026
Kevin McAleenan

/s/ Sean Ricker	Chief Financial Officer (Principal Financial Officer)	March 2, 2026
Sean Ricker

/s/ Peter Cannito	Chairman of the Board	March 2, 2026
Peter Cannito

/s/ Sean Battle	Director	March 2, 2026
Sean Battle

/s/ Pamela Braden	Director	March 2, 2026
Pamela Braden

/s/ Paul Fulchino	Director	March 2, 2026
Paul Fulchino

/s/ Anthony Evangelista	Director	March 2, 2026
Anthony Evangelista

/s/ Dorothy D. Hayes	Director	March 2, 2026
Dorothy D. Hayes

/s/ Kirk Konert	Director	March 2, 2026
Kirk Konert