Form 10-Q
period 2026-03-31
BigBear.ai Holdings, Inc.
filed 2026-05-05
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 478,949,450 shares of our common stock, $0.0001 par value per share, outstanding as of May 1, 2026.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
March 31, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigBear.ai Holdings, Inc. and Subsidiaries

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$100,704	$87,126
Restricted cash	6,002	5,521
Available for sale investments, at fair value (amortized cost of $249,050 at March 31, 2026 and $200,468 at December 31, 2025)	248,682	200,461
Accounts receivable, less allowance for credit losses of $438 as of March 31, 2026 and $438 as of December 31, 2025	22,807	22,703
Contract assets	874	218
Prepaid expenses and other current assets	14,946	14,514
Total current assets	394,015	330,543
Non-current assets:
Property and equipment, net	1,736	1,562
Goodwill	238,737	241,100
Intangible assets, net	137,421	139,470
Available for sale investments, at fair value (amortized cost of $82,363 at March 31, 2026 and $173,789 at December 31, 2025)	82,066	173,949
Right-of-use assets	6,830	7,063
Other non-current assets	859	860
Total assets	$861,664	$894,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,234	$6,088
Current portion of long-term debt, net	16,601	16,560
Accrued liabilities	15,568	19,649
Contract liabilities	11,272	14,756
Current portion of long-term lease liability	1,013	1,095
Derivative liabilities	9,982	116,906
Other current liabilities	6,094	10,466
Total current liabilities	64,764	185,520
Non-current liabilities:
Long-term debt, net	—	90,484
Long-term lease liability	6,495	6,673
Total liabilities	71,259	282,677
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.0001; 500,000,000 shares authorized and 477,014,064 shares issued and outstanding at March 31, 2026 and 446,908,458 shares issued and 436,955,655 shares outstanding at December 31, 2025	49	46
Additional paid-in capital	1,713,437	1,534,792
Treasury stock, at cost; zero shares at March 31, 2026 and 9,952,803 shares at December 31, 2025	—	(57,350)
Accumulated deficit	(922,318)	(865,555)
Accumulated other comprehensive loss	(763)	(63)
Total stockholders’ equity	790,405	611,870
Total liabilities and stockholders’ equity	$861,664	$894,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$34,435	$34,757
Cost of revenues	22,714	27,369
Gross margin	11,721	7,388
Operating expenses:
Selling, general and administrative	29,225	22,732
Research and development	5,533	4,166
Restructuring charges	—	1,698
Transaction expenses	1,218	—
Operating loss	(24,255)	(21,208)
Interest expense	317	5,116
Interest income	(3,785)	(556)
Net increase in fair value of derivatives	20,125	33,336
Loss on extinguishment of debt	15,826	2,577
Other expense, net	11	280
Loss before taxes	(56,749)	(61,961)
Income tax expense	14	25
Net loss	$(56,763)	$(61,986)

Basic net loss per share	$(0.12)	$(0.25)
Diluted net loss per share	$(0.12)	$(0.25)

Weighted-average shares outstanding:
Basic	473,059,547	252,341,401
Diluted	473,059,547	252,341,401

Other comprehensive (loss) income
Change in unrealized gains and losses on available-for-sale securities
Unrealized losses on AFS investments, net of tax expense	(818)	—
Foreign currency translation	118	12
Total other comprehensive (loss) income	(700)	12
Total comprehensive loss	$(57,463)	$(61,974)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Three Months Ended March 31, 2026
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of December 31, 2025	436,955,655	$46	$1,534,792	$(63)	$(57,350)	$(865,555)	$611,870
Net loss	—	—	—	—	—	(56,763)	(56,763)
Foreign currency translation adjustments, net of tax	—	—	—	118	—	—	118
Unrealized losses on available for sale investments, net	—	—	—	(818)	—	—	(818)
Equity-based compensation expense	—	—	3,423	—	—	—	3,423
Exercise of options	36,489	—	67	—	—	—	67
Issuance of shares for equity-based compensation awards, net	1,951,933	—	(850)	—	—	—	(850)
Issuance of shares upon conversion of 2029 Notes	38,069,987	3	233,355	—	—	—	233,358
Retirement of treasury stock	—	—	(57,350)	—	57,350	—	—
As of March 31, 2026	477,014,064	$49	$1,713,437	$(763)	$—	$(922,318)	$790,405

	Three Months Ended March 31, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive Income	stock	deficit	(deficit) equity
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(61,986)	(61,986)
Foreign currency translation adjustments, net of tax	—	—	—	12	—	—	12
Equity-based compensation expense	—	—	7,400	—	—	—	7,400
Exercise of options	983,434	—	1,393	—	—	—	1,393
Issuance of shares for equity-based compensation awards, net	3,120,222	2	(1,318)	—	—	—	(1,316)
Proceeds from the exercise of the 2024 warrants	14,800,000	1	113,952	—	—	—	113,953
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares from at-the-market offering	1,936,000	—	6,454	—	—	—	6,454
As of March 31, 2025	289,052,369	$31	$888,608	$133	$(57,350)	$(633,627)	$197,795

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(56,763)	$(61,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,081	3,470
Amortization of debt discount and issuance costs	41	2,764
Accretion of discount on investments in debt securities	(381)	—
Equity-based compensation expense	3,423	7,400
Non-cash lease expense	233	370
Provision for doubtful accounts	—	40
Loss on extinguishment of debt	15,826	2,577
Increase in fair value of derivatives	20,125	33,336
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(660)	4,348
(Increase) decrease in contract assets	(656)	383
(Increase) in prepaid expenses and other assets	(339)	(1,795)
Decrease in accounts payable	(1,984)	(4,163)
(Decrease) increase in accrued expenses	(534)	4,446
(Decrease) increase in contract liabilities	(3,450)	476
Increase in other liabilities	37	1,670
Net cash used in operating activities	(18,001)	(6,664)
Cash flows from investing activities:
Proceeds from maturities of investments in debt securities	43,225	—
Acquisition of businesses, net of cash acquired	(10,183)	—
Purchases of property and equipment	(319)	(80)
Capitalized software development costs	—	(1,540)
Net cash provided by (used in) investing activities	32,723	(1,620)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	—	64,673
Payment of Private Placement and Registered Direct Offering transaction costs	—	(551)
Repayment of short-term borrowings	—	(366)
Proceeds from at-the-market offering	—	6,569
Payment of transaction costs for at-the-market offering	—	(115)
Payment of debt issuance costs to third parties	—	(4,342)
Proceeds from exercise of options	67	1,393
Payments of tax withholding from the issuance of common stock	(850)	(1,318)
Net cash (used in) provided by financing activities	(783)	65,943
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	120	(190)
Net increase in cash, cash equivalents, and restricted cash	14,059	57,469
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141
Cash, cash equivalents, and restricted cash at the end of the period	$106,706	$107,610

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$233,358	$135,599
Issuance of common stock for paid-in-kind interest on 2029 Convertible Notes	$—	$4,095
Issuance of common stock for exercise of RDO and PIPE warrants, net of cash received	$—	$49,832

Reconciliation of cash, cash equivalents, and restricted cash:	March 31, 2026	December 31, 2025
Cash and cash equivalents	$100,704	$87,126
Restricted cash	6,002	5,521

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash, cash equivalents, and restricted cash at end of the period	$106,706	$92,647

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

The results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or future periods. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 prospectively for interim and annual periods on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on the Company’s financial statements and disclosures.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 3—Restructuring Charges

The following table presents the employee separation costs, net of tax, associated with the Company’s organizational restructuring for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended March 31,
	2026	2025
Employee separation costs	$—	$1,698

	As of
	March 31, 2026	March 31, 2025
Unpaid employee separation costs	$250	$1,105

The table below presents the activity in accrued restructuring charges for the three months ended March 31, 2026:

Total
As of December 31, 2025	$619
Additions	—
Settlements	(369)
As of March 31, 2026	$250

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss. The restructuring accrual is included in the other current liabilities line in the condensed consolidated balance sheets.

Note 4—Business Combinations

Ask Sage Acquisition

On December 31, 2025, pursuant to the agreement and plan of merger (“Ask Sage Merger Agreement”), dated November 10, 2025, by and among Atlas 2025 Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Ask Sage Merger Sub”) and Ask Sage, Inc., a Delaware corporation (“Ask Sage” or “Seller”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative of the Ask Sage securityholders, pursuant to which, among other matters, Ask Sage Merger Sub merged with and into Ask Sage with Ask Sage Merger Sub ceasing to exist and Ask Sage surviving as a wholly-owned subsidiary of the Company (“Ask Sage Merger”).

Purchase consideration for the Ask Sage Merger and the related transactions as contemplated by the Ask Sage Merger Agreement of $272.1 million, which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses, was comprised of $262.4 million of cash paid at closing of the Ask Sage Merger, $5.2 million of cash paid shortly after closing, and $4.5 million withheld under the terms of the Ask Sage Merger Agreement at the time of the closing to cover any post-closing adjustments to the purchase price (“Adjustment Escrow Amount”). The Company is required to segregate the Adjustment Escrow Amount from its corporate funds and is restricted from using it for operating expenses or any other corporate purposes. The cash withheld for the Adjustment Escrow Amount is presented in restricted cash on the Company’s condensed consolidated balance sheets at March 31, 2026. The Adjustment Escrow Amount is presented in other current liabilities on the Company’s condensed consolidated balance sheets at March 31, 2026.

The following table summarizes the fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, certain working capital amounts, income taxes, and residual goodwill remain preliminary and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values, related income tax impacts and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

adjustment is determined.

	December 31, 2025	Measurement period adjustments(1)	December 31, 2025, as reported at March 31, 2026
Cash paid at closing	$262,443	$—	$262,443
Deferred consideration	5,183	—	5,183
Adjustment Escrow Amount	4,000	515	4,515
Purchase consideration	$271,626	$515	$272,141
Assets:
Cash	$33,418	$—	$33,418
Accounts receivable	1,331	(553)	778
Prepaid expenses and other current assets	256	92	348
Intangible assets	84,290	—	84,290
Total assets acquired	$119,295	$(461)	$118,834
Liabilities:
Accounts payable	3,354	105	3,459
Accrued expenses	3,675	(3,410)	265
Contract liabilities	11,622	(34)	11,588
Other current liabilities	13	—	13
Deferred tax liabilities	21,660	—	21,660
Total liabilities acquired	$40,324	$(3,339)	$36,985
Fair value of net identifiable assets acquired	78,971	2,878	81,849
Goodwill	$192,655	$(2,363)	$190,292
(1) Includes adjustments to net working capital and the estimated income tax provision.

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	December 31 2025	Weighted-average estimated useful lives
Technology	$65,220	7 years
Licenses and certifications	5,990	7 years
Customer relationships	12,785	3 years
Trade names	295	1 year
Total intangible assets	$84,290

The fair value of the acquired technology and trade name was determined using the relief from royalty (“RFR”) method. The fair value of the acquired customer relationships was determined using the excess earnings method. The fair value of the acquired licenses and certifications was determined using the cost replacement method.

The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The goodwill reflects the potential synergies and expansion of the Company’s offerings across product lines and markets complementary to its existing products and markets. For tax purposes, the goodwill related to the acquisition is not deductible.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the net revenues, net loss and transaction expenses related to the Ask Sage Merger included in the results of operations for the following period:

Three Months Ended March 31, 2026
Revenues	$6,144
Net loss	(551)

Transaction expenses related to the Ask Sage Merger	388

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three months ended March 31, 2025, as though the acquisition of Ask Sage had been completed as of January 1, 2024.

Three Months Ended March 31, 2025
Revenues	$36,320
Net loss	(66,685)

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

Transaction expenses of $2.2 million attributable to the acquisition of Ask Sage have been recorded in the pro forma results for the three months ended March 31, 2025.

Acquisition of CargoSeer

On January 16, 2026, the Company acquired certain assets and liabilities of CargoSeer Ltd (“CargoSeer”), an Israel-based leader in unified AI decision support technology for customs and border operations. Purchase consideration for the acquisition of CargoSeer of $5.0 million, which was subject to net working capital adjustments for indebtedness, was paid in cash during the three months ended March 31, 2026. The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The preliminary fair value of the assets acquired and liabilities assumed is primarily comprised of acquired technology intangible assets of $4.5 million with an estimated useful life of seven years and customer relationships intangible assets of $0.5 million with an estimated useful life of four years. The acquired net working capital balances and goodwill are immaterial.

The net revenues and net loss included in the results of operations are immaterial for the three months ended March 31, 2026. The pro forma results of operations of the Company would not be materially different as a result of the acquisition of CargoSeer and therefore are not presented. Transaction expenses of $0.6 million attributable to the acquisition of CargoSeer have been recorded in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026.

Note 5—Fair Value of Financial Instruments

Cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, accounts payable, short-term debt, accrued liabilities and other current liabilities are reflected on the condensed consolidated balance sheets at amounts that approximate fair value because of the short-term nature of these financial assets and liabilities.

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

The table below presents the financial assets and liabilities measured at fair value:

		March 31, 2026
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$330,748	$—	$330,748
2025 RDO Warrants	Derivative liabilities	—	—	9,612	9,612
IPO Private Warrants	Derivative liabilities	—	—	37	37
2026 Notes Conversion Option	Derivative liabilities	—	—	333	333
2029 Notes Conversion Option	Derivative liabilities	—	—	—	—
Total recurring fair value measurements:		$—	$330,748	$9,982	$340,730

Nonrecurring fair value measurement:
Goodwill	Goodwill	$—	$—	$238,737	$238,737

		December 31, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$374,410	$—	$374,410
2025 RDO Warrants	Derivative liabilities	—	—	16,437	16,437
IPO Private Warrants	Derivative liabilities	—	—	128	128
2026 Notes Conversion Option	Derivative liabilities	—	—	1,585	1,585
2029 Notes Conversion Option	Derivative liabilities	—	—	98,756	98,756
Total recurring fair value measurements:		$—	$374,410	$116,906	$491,316

Nonrecurring fair value measurement:
Goodwill	Goodwill	$—	$—	$241,100	$241,100
The changes in the fair value of the Level 3 liabilities are as follows:

	2025 RDO warrants	IPO private warrants	2026 Notes Conversion Option	2029 Notes Conversion Option
December 31, 2025	$16,437	$128	$1,585	$98,756
Additions	—	—	—	—
Changes in fair value	(6,825)	(91)	(1,252)	28,293
Settlements	—	—	—	(127,049)
March 31, 2026	$9,612	$37	$333	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 6—Investments in Debt Securities

The Company’s investments in debt securities comprise U.S. Treasury securities and corporate bonds and are classified as available for sale (“AFS”), and recorded at fair value. Unrealized gains and losses on AFS investments, net of applicable taxes, are reported in other comprehensive (loss) income.

The table below summarizes the Company’s AFS investments:

	March 31, 2026
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$113,202	$—	$—	$(156)	$113,046
Corporate bonds	218,211	—	6	(515)	217,702
Total	$331,413	$—	$6	$(671)	$330,748

	December 31, 2025
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$131,229	$—	$123	$(2)	$131,350
Corporate bonds	243,028	—	129	(97)	243,060
Total	$374,257	$—	$252	$(99)	$374,410

				March 31, 2026	December 31, 2025
Weighted-average yield of AFS investments				4.13%	3.85%

Interest income on the AFS investments of $3.4 million was recognized during the three months ended March 31, 2026, and is presented in interest income on the condensed consolidated statements of operations and comprehensive loss. There were no sales of AFS investments during the three months ended March 31, 2026.

The Company had no investments in debt securities during the three months ended March 31, 2025.

The table below presents the contractual maturity by major class of AFS investments. In some cases, the issuers may have the right to call obligations without penalties prior to the contractual maturity date.

	March 31, 2026
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,054	$72,017	$41,148	$41,029	$113,202	$113,046
Corporate bonds	176,996	176,665	41,215	41,037	218,211	217,702
Total	$249,050	$248,682	$82,363	$82,066	$331,413	$330,748

	December 31, 2025
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,075	$72,116	$59,154	$59,234	$131,229	$131,350
Corporate bonds	128,393	128,345	114,635	114,715	243,028	243,060
Total	$200,468	$200,461	$173,789	$173,949	$374,257	$374,410

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 7—Goodwill

There were no goodwill impairment charges recorded during the three months ended March 31, 2026 and March 31, 2025. Accumulated impairment losses to goodwill were $209.2 million as of March 31, 2026.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2025	$241,100
Measurement period adjustments to goodwill arising from the acquisition of Ask Sage(1)	(2,363)
As of March 31, 2026	$238,737
(1) Refer to Note 4—Business Combinations for details on the measurement period adjustments to goodwill.

Note 8—Intangible Assets, net

The intangible asset balances, accumulated amortization, and accumulated impairment are as follows:

	March 31, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,555	$(22,232)	$(43,264)	$—	$44,059	15.3
Licenses and certifications	5,990	(214)	—	—	5,776	7.0
Technology	110,755	(25,471)	(9,547)	—	75,737	7.0
Software for sale	18,381	(7,101)	—	(109)	11,171	3.0
Trade name	1,855	(585)	(592)	—	678	3.7
Total	$246,536	$(55,603)	$(53,403)	$(109)	$137,421

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,055	$(20,650)	$(43,264)	$—	$45,141	15.2
Licenses and certifications	5,990	—	—	—	5,990	7.0
Technology	106,255	(22,282)	(9,547)	—	74,426	7.0
Software for sale	18,020	(5,258)	—	361	13,123	3.0
Trade name	1,855	(473)	(592)	—	790	3.5
Total	$241,175	$(48,663)	$(53,403)	$361	$139,470

The table below presents all amortization and impairment expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Three Months Ended March 31,
	2026	2025
Amortization expense related to intangible assets	$6,940	$3,350

Amortization expense related to capitalized software	$1,844	$625

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of March 31, 2026:

Remainder of 2026	$20,743
2027	24,492
2028	20,862
2029	14,161
2030	13,882
Thereafter	43,281
Total estimated amortization expense	$137,421

Note 9—Prepaid Expenses and Other Current Assets

The table below presents details on prepaid expenses and other current assets:

	March 31, 2026	December 31, 2025
Pre-contract costs(1)	$4,633	$3,274
Accrued interest receivable	2,552	4,125
Prepaid insurance	2,141	2,270
Prepaid marketing	2,069	1,697
Prepaid software and subscriptions	1,973	2,322
Other prepaid expenses	1,578	826
Total prepaid expenses and other current assets	$14,946	$14,514
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

Note 10—Accrued Liabilities
The table below presents details on accrued liabilities:

	March 31 2026	December 31 2025
Payroll accruals(1)	$13,959	$12,090
Accrued interest	621	356
Legal accruals	250	275
Other accrued expenses	738	6,928
Total accrued liabilities	$15,568	$19,649
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 11—Debt

The table below presents the Company’s debt balances:

	March 31 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	1,067	35,229
Total debt, net	16,601	107,044
Less: current portion	16,601	16,560
Long-term debt, net	$—	$90,484

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

The Company may, at its election and subject to certain conditions, force conversion of the 2026 Convertible Notes after December 15, 2022 and prior to October 7, 2026 if the trading price of the Company’s common stock exceeds 130% of the conversion price for 20 out of the preceding 30 trading days and the 30-day average daily trading volume ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to $3.0 million for the first two years after the initial issuance of the 2026 Convertible Notes and $2.0 million thereafter. In connection with such forced conversion, the conversion rate for the 2026 Convertible Notes will be increased but no Interest Make-Whole Payment (as defined below) will be made in connection with such forced conversion. In the event that a holder of the 2026 Convertible Notes elects to convert the 2026 Convertible Notes (a) prior to December 15, 2024, the Company will be obligated to pay an amount equal to twelve months of interest or (b) on or after December 15, 2024 but prior to December 15, 2025, any accrued and unpaid interest plus any remaining amounts that would be owed up to, but excluding, December 15, 2025 (such interest payments, “Interest Make-Whole Payments”). The Interest Make-Whole Payments will be payable in cash or shares of the common stock, depending on the average of the daily volume-weighted average price per share of the Company’s common stock for a specified period immediately prior to such conversion, as set forth in the Indenture.

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2026, the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Company was in compliance with all covenants related to the 2026 Convertible Notes.

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2026 Notes Conversion Option.

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of March 31, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(1,067)	$16,601	$17,194

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $124.6 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on the 2026 Convertible Notes at the time of the Exchange Transaction. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock. To the extent that the certain liquidity conditions of the Company and its subsidiaries are not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). Interest is payable semi-annually. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2029 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

Holders who converted their 2029 Convertible Notes were also entitled to an interest make-whole payment of up to 7.5% of the aggregate principal amount of notes converted, subject to reduction as further described in the 2029 Convertible Notes Indenture. Interest make-whole payments were paid in cash and shares of common stock, depending on the average of the daily volume-weighted average price per share of the Company’s common stock for a specified period immediately prior to the conversion. Payment of the interest make-whole in shares was at a price equal to 95% of such average of the daily volume-weighted average price.

The 2029 Convertible Notes contained conversion features that met the definition of a derivative and required separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2029 Notes Conversion Option.

The table below summarizes the components of interest expense for the following periods:

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$276	$2,352
Amortization of debt discount and deferred financing costs	41	2,764
Total interest expense	$317	$5,116

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

The following table presents supplemental information related to leases:

	March 31, 2026	March 31, 2025
Weighted average remaining lease term (years)	6.97	7.93
Weighted average discount rate	14.66%	13.58%

The table below summarizes total lease costs for the following periods:

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$504	$677
Variable lease expense	78	95
Short-term lease expense	15	—
Lease expense	$597	$772

	Three Months Ended March 31,
	2026	2025
Sublease income (1)	$118	$27
(1) As of March 31, 2026 and March 31, 2025, the Company has subleased three and three of its real estate leases, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$532	$605
Right-of-use assets obtained in exchange for lease obligations - non-cash activity	$—	$—

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of March 31, 2026, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2026	$1,638
2027	1,556
2028	1,523
2029	1,553
2030	1,773
Thereafter	4,219
Total future minimum lease payments	$12,262
Less: amounts related to imputed interest	4,754
Present value of future minimum lease payments	7,508
Less: current portion of long-term lease liability	1,013
Long-term lease liability	$6,495

Note 13—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended March 31,
	2026	2025
Effective tax rate	—%	—%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three months ended March 31, 2026 and March 31, 2025. The effective tax rate for the three month periods ended March 31, 2026 and March 31, 2025 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We have assessed its impact on our financial statements and OBBBA did not have a material impact on our financial statements.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of March 31, 2026, the Company has accrued $0.3 million related to various ongoing legal disputes. The $0.3 million balance as of March 31, 2026, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 15—Stockholders’ Equity

Common Stock

The table below presents the details of the Company’s authorized common stock as of the following periods:

	March 31, 2026	December 31, 2025
Common stock:
Authorized shares of common stock	500,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	477,014,064	436,955,655

Treasury Stock

These shares are measured at cost and presented as treasury stock on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

During the three months ended March 31, 2026, we retired 9,952,803 shares of treasury stock. As a result of this retirement, we reclassified a total of $57.4 million from treasury stock to additional paid-in capital, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

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

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	March 31, 2026	December 31, 2025
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Pursuant to the Controlled Equity Offering Agreement, the Company may offer and sell common stock having an aggregate offering price of up to $150.0 million from time to time to or through Cantor, subject to the Company’s compliance with applicable laws and the applicable requirements of the Controlled Equity Offering Agreement. The Controlled Equity Offering Agreement stipulates that the Company will pay Cantor a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Cantor pursuant to the Controlled Equity Offering Agreement. The Company intends to use the net proceeds from sales of common stock issued under the ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Controlled Equity Offering Agreement.

During the three months ended March 31, 2025, the Company sold 1,936,000 shares of common stock under the ATM Program for an aggregate offering price of $6.6 million. Total issuance costs related to the ATM Program were approximately $0.1 million, resulting in aggregate net proceeds of approximately $6.5 million during the three months ended March 31, 2025.

During the remainder of the year ended December 31, 2025, the Company filed various prospectus supplements to the 2023 Shelf Registration Statement which allowed the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $487.1 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “Sales Agreements”). During the remainder of the year ended December 31, 2025, the Company sold 140,317,313 shares of common stock under the Sales Agreements for an aggregate offering price of $630.5 million. Total issuance costs related to the ATM Program were approximately $8.2 million, resulting in aggregate net proceeds of approximately $622.3 million.

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against additional paid-in capital on the condensed consolidated balance sheets in the period in which the corresponding shares are issued and sold.

As of March 31, 2026, no capacity remained available under the 2023 Shelf Registration Statement.

Note 17—Derivatives

2026 Notes Conversion Option

On December 7, 2021, the Company issued $200 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host (the “2026 Notes Conversion Option”).

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	March 31, 2026	December 31, 2025
Value of 2026 Notes Conversion Option ($ thousands)	$333	$1,585
Conversion price (dollars)	$10.61	$10.61
Common stock price (dollars)	$3.52	$5.40
Expected option term (years)	0.7	0.9
Expected volatility	100.00%	110.00%
Risk-free rate of return	3.70%	3.50%
Expected annual dividend yield	—%	—%

As of March 31, 2026, the 2026 Notes Conversion Option had a fair value of $0.3 million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Gain on change in fair value of 2026 Notes Conversion Option	$1,252	$322

As of March 31, 2026, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

2029 Notes Conversion Option

On December 19, 2024, the Company entered into privately negotiated Exchange Agreements with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for 2029 Convertible Notes (the “2029 Notes Conversion Option”). The 2029 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host.

The table below presents the value of the 2029 Notes Conversion Option under the as-converted basis using the following assumptions as of the following dates:

December 31, 2025
Value of 2029 Notes Conversion Option ($ thousands)	$98,756
Conversion price (dollars)	$3.55
Common stock price (dollars)	$5.40
Expected option term (years)	4.0
Expected volatility	N/A
Risk-free rate of return	3.60%
Expected annual dividend yield	—%

During the three months ended March 31, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss. In conjunction with the conversion, a loss of $2.6 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive loss

During the three months ended March 31, 2026, $124.6 million of the 2029 Convertible Notes were voluntarily converted by

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $28.3 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss. In conjunction with the conversion, a loss of $15.8 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Loss on change in fair value of 2029 Notes Conversion Option	$(28,293)	$(29,560)

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

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the year ended March 31, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Loss on change in fair value of 2024 RDO Warrants	$—	$(14,294)

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

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2026	December 31, 2025
Value of each 2025 RDO warrant (dollars)	$2.55	$4.36
Exercise price (dollars)	$9.00	$9.00
Common stock price (dollars)	$3.52	$5.40
Expected option term (years)	4.4	4.6
Expected volatility	125.00%	130.00%
Risk-free rate of return	3.85%	3.66%
Expected annual dividend yield	—%	—%

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of March 31, 2026, the 2025 RDO warrants had a fair value of $9.6 million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Gain on change in fair value of 2025 RDO Warrants	$6,825	$10,028

As of March 31, 2026 there were 3,770,000 2025 RDO warrants issued and outstanding.

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

On February 10, 2025, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.3 million was recognized as a result of the change in fair value for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss.

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Gain on change in fair value of 2024 PIPE Warrants	$—	$270

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	March 31, 2026	December 31, 2025
IPO public warrants issued	12,252,439	12,252,439
IPO public warrants outstanding	12,252,439	12,252,439

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

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	March 31, 2026	December 31, 2025
Fair value of each IPO private warrant (dollars)	$0.50	$1.75
Exercise price (dollars)	$11.50	$11.50
Common stock price (dollars)	$3.52	$5.40
Expected option term (years)	0.7	0.9
Expected volatility	135.00%	140.00%
Risk-free rate of return	3.70%	3.46%
Expected annual dividend yield	—%	—%

As of March 31, 2026, the IPO private warrants had a fair value of $— million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Gain on change in fair value of IPO private warrants	$91	$220

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	March 31, 2026	December 31, 2025
IPO private warrants issued	73,333	73,333
IPO private warrants outstanding	73,333	73,333

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

On July 29, 2021, the Company’s Former Parent amended the Class B Unit Incentive Plan so that the Tranche I and the Tranche III Incentive Units immediately became fully vested, subject to continued employment or provision of services, upon the closing of the transaction stipulated in the Agreement and Plan of Merger (the “Gig Business Combination Agreement”) dated June 4, 2021. The Company’s Former Parent also amended the Class B Unit Incentive Plan so that the Tranche II Incentive Units will vest on any liquidation event, as defined in the Class B Unit Incentive Plan, rather than only upon the occurrence of an Exit Sale (as defined therein), subject to the market-based condition stipulated in the Class B Unit Incentive Plan prior to its amendment. The modification date fair value of the Incentive Units was $9.06 per unit.

During the three months ended March 31, 2025, the Company’s Former Parent disposed of its interest in BigBear. The liquidity event triggered the measurement of the market-related conditions of the unvested Tranche II Incentive Units. The market conditions were not met, and as a result, all unvested Incentive Units were forfeited.

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

Pursuant to the Plan, the Company’s Board of Directors grants certain grantees stock options (“Stock Options”) to purchase shares of the Company’s common stock. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; both the vested and unvested portion of a grantee’s Stock Options will be immediately forfeited and cancelled if the grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

No Stock Options were granted during the three months ended March 31, 2026.

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,735,338	$2.80	7.56	$4,684
Exercised	(36,489)	1.84
Expired	(156,415)	2.09
Outstanding as of March 31, 2026	1,542,434	$2.86	7.60	$1,628

Vested and exercisable as of March 31, 2026	1,052,505	$2.74	7.10	$1,423

				As of
				March 31, 2026
Unrecognized compensation costs related to the stock options				$1,436
Weighted average recognition period for unrecognized compensation costs				2.63 years

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Restricted Stock Units

During the three months ended March 31, 2026, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 6,262,159 RSUs to employees and zero RSUs to nonemployee directors during the three months ended March 31, 2026. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	11,832,102	$2.73
Granted	6,262,159	3.58
Vested	(1,017,849)	2.28
Forfeited	(221,334)	2.50
Unvested as of March 31, 2026	16,855,078	$3.08

		As of
		March 31, 2026
Unrecognized compensation costs related to the RSUs		$46,268
Weighted average recognition period for unrecognized compensation costs		2.45 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the three months ended March 31, 2026, the Company granted no Discretionary PSUs. The Company granted zero Short-Term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of the Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	2,830,998	$3.37
Vested	(1,040,410)	3.84
Forfeited	(1,790,588)	3.68
Unvested as of March 31, 2026	—	$—

There is no unrecognized compensation costs related to the PSUs as of March 31, 2026.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of March 31, 2026, the Company reserved an aggregate of 9,240,007 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the three months ended March 31, 2026, zero shares were sold under the ESPP. As of March 31, 2026, the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Company has withheld employee contributions of $0.9 million for future ESPP purchases, which are presented on the condensed consolidated balance sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

December 1, 2025
Price of common stock on the grant date	$6.05
Expected term (in years)	0.5
Expected volatility(1)	110%
Risk-free rate of return	3.75%
Expected annual dividend yield	—%

Fair value of the award on the grant date	$2.76
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of March 31, 2026, there was approximately $0.3 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended March 31,
	2026	2025
Equity-based compensation expense in selling, general and administrative	$1,997	$4,087
Equity-based compensation expense in cost of revenues	1,179	2,536
Equity-based compensation expense in research and development	247	777
Total equity-based compensation expense	$3,423	$7,400
Note 19—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended March 31,
Basic and diluted net loss per share	2026	2025
Numerator:
Net loss	$(56,763)	$(61,986)
Denominator:
Basic	473,059,547	252,341,401
Diluted	473,059,547	252,341,401

Basic net loss per share	$(0.12)	$(0.25)
Diluted net loss per share	$(0.12)	$(0.25)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	795,368	2,918,494
Private warrants	73,333	74,166
Public warrants	12,252,439	12,251,606
2025 RDO warrants	3,770,000	3,770,000
2026 Convertible notes	1,664,732	1,664,939
2029 Convertible notes	—	35,100,000
PSUs	—	2,752,613
RSUs	16,855,078	12,191,127
ESPP	570,670	575,303
Total	35,981,620	71,298,248

Although certain convertible notes were converted during the three months ended March 31, 2026 and March 31, 2025, application of the if-converted method would have been anti-dilutive due to the Company’s net loss for the period; accordingly, such instruments were excluded from diluted earnings per share.

Note 20—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended March 31,
	2026	2025
Time and materials	$17,133	$23,232
Firm fixed price	13,135	7,102
Cost-reimbursable	4,167	4,423
Total revenues	$34,435	$34,757

The table below presents the revenue recognition pattern for the following periods:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$1,746	$32,689	$34,435	$1,318	$33,439	$34,757

The table below presents total revenues by major customer type for the following periods:

	Three Months Ended March 31,
	2026	2025
U.S. government	$29,934	$32,154
Non-U.S. government and commercial	4,501	2,603
Total revenues	$34,435	$34,757

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$438	$127
Additions	—	—
Write-offs	—	—
Recoveries	—	—
Ending balance	$438	$127

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended March 31, 2026
	Total	Percent of total revenues
Customer A(1)	$—	—%
Customer B	3,676	11%
Customer C	3,459	10%
Customer D	5,685	17%
Customer E	3,547	10%
All others	18,068	52%
Total revenues	$34,435	100%

	Three Months Ended March 31, 2025
	Total	Percent of total revenues
Customer A	$6,537	19%
Customer B	4,341	12%
Customer C (1)	3,399	10%
Customer D	4,890	14%
Customer E	3,563	10%
All others	12,027	35%
Total revenues	$34,757	100%

(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

As of March 31, 2026 and March 31, 2025, the Company had no customers with accounts receivable balances that exceeded 10% of total accounts receivable.

Contract Balances

The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	March 31, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses	$22,807	$22,703
Contract assets	$874	$218
Contract liabilities	$11,272	$14,756

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to our

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

conditional right to consideration for our completed performance under the contract. Accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities relates to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. Included in the contract liabilities balance as of March 31, 2026 are $11.6 million of contract liabilities from our acquisition of Ask Sage. Refer to Note 4—Business Combinations. Revenue recognized in the three months ended March 31, 2026 that was included in the contract liability balance as of December 31, 2025 was $7.1 million. Revenue recognized in the three months ended March, 31, 2025 that was included in the contract liability balance as of December 31, 2024 was $0.9 million.

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the condensed consolidated statements of operations and comprehensive loss. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended March 31,
	2026	2025
Net EAC Adjustments, before income taxes	$(382)	$410
Net EAC Adjustments, net of income taxes(1)	$(382)	$324
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—
(1) Due to the Company being in a net taxable loss position for all periods presented, the impact of income taxes is insignificant.

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. As of March 31, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, was approximately $7.8 million. As of March 31, 2026, the estimated revenue expected to be recognized in the future related to remaining performance obligations is presented in the table below.

March 31, 2026
Next 12 months	$5,133
13 to 24 months	1,593
25 to 36 months	757
Thereafter	360
Total remaining performance obligations	$7,843

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

Consolidated net loss, as reported on the condensed consolidated statements of operations and comprehensive loss as consolidated net loss, is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segment. Consolidated net loss is used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. All expense categories on the condensed consolidated statements of operations and comprehensive loss are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

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

•Results of Operations: This section provides a discussion of our results of operations for the three months ended March 31, 2026 and March 31, 2025.

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

Ask Sage Acquisition

On December 31, 2025, the Company completed the acquisition of Ask Sage, Inc. (“Ask Sage” or the “Ask Sage Acquisition”), a secure, multi-modal generative AI platform designed for government and enterprise use. Of the total purchase consideration of $272.1 million, $267.6 million was paid in cash at or around the time of closing and $4.5 million was held back to cover any post-closing downward adjustments to the purchase price.

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

On September 30, 2025, the continuing resolution (“CR”) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down. As a result of the U.S. government shutdown, our business and results of operations were insignificantly impacted by the disruptions to federal government offices, workers and operations, including funding of certain programs, stop work orders, delay in contract awards, new program starts, payments for work performed, and other actions. On November 12, 2025, Congress passed a funding extension through January 30, 2026 for nine of the twelve bills and full-year appropriations for three bills. On February 3, 2026, the President signed into law a bill to end the partial government shutdown that began on January 31. The bill provides full-year appropriations for several programs, including the Pentagon and State departments; however, the Department of Homeland Security continues to remain unfunded. The impact of the January shutdown did not have a meaningful impact on our results.

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

Research and development

Research and development expenses primarily consist of salaries, equity-based compensation expense, and benefits for personnel involved in research and development activities as well as allocated overhead. Certain research and development expenses relate to software developed for sale, lease, or that will otherwise be marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general availability of the software, are capitalized when they are expected to become significant. All other research and development expenses are expensed in the period incurred.

Restructuring charges

Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction expenses

Transaction expenses consist of diligence, legal and other related expenses associated with recent acquisitions, as well as costs associated with evaluating other acquisition opportunities.

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

Loss on extinguishment of debt

Loss on extinguishment of debt consists of the derecognition of the unamortized debt issuance costs and discount related to the 2029 Convertible Notes upon conversion.

Other expense, net

Other expense (income), net consists primarily of realized gains and losses on the sale of available for sale investments, foreign exchange gains and losses, and other non-operating expenses.

Income tax expense

Income tax expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our condensed consolidated statements of operations for the following periods:

	Three Months Ended March 31,
	2026	2025
Revenues	$34,435	$34,757
Cost of revenues	22,714	27,369
Gross margin	11,721	7,388
Operating expenses:
Selling, general and administrative	29,225	22,732
Research and development	5,533	4,166
Restructuring charges	—	1,698
Transaction expenses	1,218	—
Operating loss	(24,255)	(21,208)
Interest expense	317	5,116
Interest income	(3,785)	(556)
Net increase in fair value of derivatives	20,125	33,336
Loss on extinguishment of debt	15,826	2,577
Other expense, net	11	280
Loss before taxes	(56,749)	(61,961)
Income tax expense	14	25
Net loss	$(56,763)	$(61,986)

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Revenues	$34,435	$34,757	$(322)	(0.9)%

Revenues decreased by $0.3 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to lower volume on the Army programs and significant one time contracts during the three months ended March 31, 2025, that did not recur during the three months ended March 31, 2026, which was substantially offset by the inclusion of Ask Sage during the three months ended March 31, 2026.

Cost of revenues

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Cost of revenues	$22,714	$27,369	$(4,655)	(17.0)%
Cost of revenues as a percentage of revenues	66%	79%

Cost of revenues as a percentage of total revenues was 66% and 79% for the three months ended March 31, 2026 and 2025, respectively. The decrease in cost of revenue as a percentage of total revenue was driven by the inclusion of higher margin Ask Sage revenues during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The decrease in total dollars of cost of revenues was primarily due to lower volume on Army programs during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

SG&A

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
SG&A	$29,225	$22,732	$6,493	28.6%
SG&A as a percentage of revenues	85%	65%

SG&A expenses as a percentage of total revenues for the three months ended March 31, 2026 increased to 85% as compared to 65% for the three months ended March 31, 2025. The year-over-year increases include Ask Sage’s headcount and operating expenses not present in the first quarter of 2025, as well as significant investments in sales, marketing and other initiatives during the three months ended March 31, 2026.

Research and development

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Research and development	$5,533	$4,166	$1,367	32.8%

Research and development expenses increased by $1.4 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase in research and development expenses was driven by fewer projects qualifying for software capitalization compared to the three months ended March 31, 2025.

Restructuring charges

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Restructuring charges	$—	$1,698	$(1,698)	(100.0)%

Restructuring charges decreased by $1.7 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction expenses

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Transaction expenses	$1,218	$—	$1,218	100.0%

Transaction expenses for the three months ended March 31, 2026 consist of diligence, legal and other related expenses associated with the Ask Sage and CargoSeer acquisitions, as well as costs associated with evaluating other acquisition opportunities. There were no transaction expenses for the three months ended March 31, 2025.

Net increase in fair value of derivatives

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Net increase in fair value of derivatives	$20,125	$33,336	$(13,211)	(39.6)%

The net increase in fair value of derivatives of $20.1 million for the three months ended March 31, 2026 includes fair value remeasurements of the 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants, as well as the remeasurement of 2029 Notes Conversion Option immediately prior to conversion. The decrease of $13.2 million is due to decrease in the stock price as of March 31, 2025 and March 31, 2026.

Loss on extinguishment of debt

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Loss on extinguishment of debt	$15,826	$2,577	$13,249	514.1%

Loss on extinguishment of debt during the three months ended March 31, 2026 relates to the write-off of the unamortized debt issuance costs and discount on the 2029 Convertible Notes that were voluntarily converted by noteholders.

Interest expense

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Interest expense	$317	$5,116	$(4,799)	(93.8)%

Interest expense during the three months ended March 31, 2026 and 2025 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to the conversion of the remaining balance during the three months ended March 31, 2026.

Interest income

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Interest income	$(3,785)	$(556)	$(3,229)	580.8%

The increase in interest income is primarily related to a higher average cash and investment balances during the three months ended March 31, 2026 compared to comparative periods resulting from cash raised through at-the-money equity issuances, and includes interest earned from our investments in debt securities.

Other expense, net

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Other expense, net	$11	$280	$(269)	(96.1)%

The change in other expense (income), net during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily driven by foreign exchange losses and management fees on our debt securities portfolio.

Income tax expense

	Three Months Ended March 31,		Year-Over-Year Change
	2026	2025	2026 vs 2025
Income tax expense	$14	$25	$(11)	(44.0)%
Effective tax rate	—%	—%

The effective tax rate for the three months ended March 31, 2026 and 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The benefit for the three months ended March 31, 2026 and 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity and to the change in valuation allowance as a result of the Ask Sage acquisition.

As of March 31, 2026, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 13—Income Taxes of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net loss adjusted for interest expense, interest income, income tax expense, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, non-recurring integration costs, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.
Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
Net loss	$(56,763)	$(61,986)
Interest expense	317	5,116
Interest income	(3,785)	(556)
Income tax expense	14	25
Depreciation and amortization	7,081	3,470
EBITDA	(53,136)	(53,931)
Adjustments:
Equity-based compensation	3,423	7,400
Employer payroll taxes related to equity-based compensation(1)	836	1,015
Net increase in fair value of derivatives(2)	20,125	33,336
Restructuring charges(3)	—	1,698
Non-recurring strategic initiatives(4)	1,462	894
Non-recurring litigation(5)	246	22
Transaction expenses(6)	1,218	—
Non-recurring integration costs(7)	64	—
Loss on extinguishment of debt(8)	15,826	2,577
Adjusted EBITDA	$(9,936)	$(6,989)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.

(2)
The change in fair value of derivatives during the three months ended March 31, 2026 primarily relates to a $28.3 million mark-to-market loss for the 2029 Notes Conversion Options immediately prior to conversion. This was offset by a gains related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and 2026 Notes Conversion Option of $8.2 million.

The change during the three months ended March 31, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants and issuance of the 2025 RDO Warrants in connection with the warrant exercise agreements entered into on February 5, 2025. During the three months ended March 31, 2025, there was a $59.9 million mark-to-market loss for the 2029 Notes Conversion Options immediately prior to the partial conversion. This was offset by gains related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and the 2026 and 2029 Notes Conversion Options of $40.6 million.

(3)	Includes employee separation costs which are associated with strategic reviews of the Company’s capacity and future projections to better align the organization and cost structure and improve the affordability of its products and services.
(4)
Non-recurring professional fees incurred in connection with discrete, non-recurring strategic initiatives, including business transformation and strategy realignment consulting services which management does not consider part of the Company’s ongoing operating expenses.

(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses during the three months ended March 31, 2026 consist primarily of diligence, legal and other related expenses incurred associated with the Ask Sage and CargoSeer acquisitions.
(7)	Non-recurring internal integration costs related to the Ask Sage acquisition.
(8)	Loss on extinguishment of debt is related to voluntary conversions of the 2029 Notes to common stock and the related extinguishment of unamortized debt discount and debt costs.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(18,001)	$(6,664)
Capital expenditures, net	(319)	(1,620)
Free cash flow	$(18,320)	$(8,284)

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

The following table summarizes certain backlog information (in thousands):

	March 31, 2026	December 31, 2025
Funded	$79,109	$54,859
Unfunded	81,016	57,509
Priced, unexercised options	116,668	130,564
Unpriced, unexercised options	5,128	5,128
Total backlog	$281,921	$248,060

Liquidity and Capital Resources

Sources of Liquidity

Our primary sources of liquidity are cash flows provided by our operations and maturities of available-for-sale investments. We have also generated liquidity through our ATM programs, private placements of our common stock, and warrants. Our primary short-term cash requirements are to fund payroll obligations, working capital, operating lease obligations, interest payments and short-term debt, including current maturities of long-term debt. Working capital requirements can vary significantly from period to period, particularly as a result of the timing of receipts and disbursements related to long-term contracts. Based on our projected cash flow and liquidity needs, we believe that our cash from operating activities generated from continuing operations and our existing cash balance will be adequate for the next 12 months to meet our anticipated uses of cash flow.

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

During the years ended December 31, 2025 and 2024, the Company filed various prospectus supplements to the 2023 Shelf Registration Statement which allowed the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $637.1 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “Sales Agreements”). During the year ended December 31, 2025, the Company sold 142,253,313 shares of common stock under the Sales Agreements for an aggregate offering price of $637.1 million. Total issuance costs related to the ATM Program were approximately $8.3 million, resulting in aggregate net proceeds of approximately $628.8 million.

As of March 31, 2026, there is no remaining capacity under the 2023 Shelf Registration Statement.

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

Our available liquidity as of March 31, 2026 and December 31, 2025, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	March 31, 2026	December 31, 2025
Available cash and cash equivalents	$100,704	$87,126
Available for sale investments	330,748	374,410
Total available liquidity	$431,452	$461,536

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	March 31, 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
D&O Financing Loan	—	—
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	1,067	35,229
Total debt, net	16,601	107,044
Less: current portion	16,601	16,560
Long-term debt, net	$—	$90,484

Convertible Notes

On December 7, 2021, the Company issued $200.0 million of unsecured convertible notes (the “2026 Convertible Notes”) to certain investors. The 2026 Convertible Notes bear interest at a rate of 6.0% per annum, payable semi-annually, and not including any interest payments that are settled with the issuance of shares, were convertible into 17,391,304 shares of the Company’s common stock at an initial Conversion Price of $11.50. The Conversion Price is subject to adjustments, including but not limited to, the Conversion Rate Reset described below and in Note 11—Debt of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The 2026 Convertible Notes mature on December 15, 2026.

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

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s existing 2026 Convertible Notes, to exchange the existing convertible notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $182.3 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on such then existing Convertible Notes. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock. To the extent that certain liquidity conditions of us and our subsidiaries are not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if we elect, subject to certain conditions, to pay interest in kind with shares of our common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). The initial conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. The exchange was accounted for as an extinguishment of the 2026 Convertible Notes and the 2029 Convertible Notes were recognized at fair value, which approximated the carrying amount of the principal balances exchanged.

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

During the three months ended March 31, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of 16.7 million shares of common stock.

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of March 31, 2026, the Company was in compliance with all covenants related to the 2026 Convertible Notes.

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of March 31, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(1,067)	$16,601	$17,194

Cash Flows

The table below summarizes certain information from our condensed consolidated statements of cash flows for the following periods:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(18,001)	$(6,664)
Net cash provided by (used in) investing activities	32,723	(1,620)
Net cash (used in) provided by financing activities	(783)	65,943
Effect of foreign currency rate changes on cash and cash equivalents	120	(190)
Net increase in cash, cash equivalents, and restricted cash	14,059	57,469
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141
Cash, cash equivalents, and restricted cash at the end of the period	$106,706	$107,610

Operating activities

For the three months ended March 31, 2026, net cash used in operating activities was $18.0 million. Net loss before deducting depreciation, amortization and other non-cash items was $10.4 million and was further impacted by an unfavorable change in net working capital of $7.6 million. The unfavorable change in net working capital was largely driven by a decrease in accounts payable of $2.0 million, a decrease in contract liabilities of $3.5 million, an increase in accounts receivable of $0.7 million, and an increase in contract assets of $0.7 million.

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

Investing activities

For the three months ended March 31, 2026, net cash provided by investing activities was $32.7 million, primarily consisting of proceeds from the maturities of debt security investments of $43.2 million, cash paid for the acquisitions of Ask Sage and CargoSeer of $10.2 million, and purchases of property, plant and equipment of $0.3 million.

For the three months ended March 31, 2025, net cash used in investing activities was $1.6 million, primarily consisting of capitalized software development costs of $1.5 million.

Financing activities

For the three months ended March 31, 2026, net cash used in financing activities was $0.8 million, primarily consisting of the proceeds from the exercise of options of $0.1 million, offset by payments of taxes related to net share settlement of equity awards of $0.9 million.

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

Critical Accounting Policies and Estimates

For the critical accounting estimates used in preparing our condensed consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our condensed consolidated statements of operations and comprehensive loss, as well as, on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Our critical accounting estimates are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operation included in our Annual Report on Form 10-K, for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business, which primarily relate to fluctuations in the value of our investments in debt securities that are tied to interest rates, and derivative liabilities that are tied to our common stock or convertible debt, interest rates, foreign currency exchange, and inflation.

Market Risk

Our main exposure to market risk relates to changes in the market value of our common stock or other instruments that are tied to our common stock, including warrants and other derivative liabilities related to our 2026 Convertible Notes.

The estimated fair value of our derivative liabilities related to our warrants, including the 2025 RDO Warrants and the IPO private warrants, was $9.6 million as of March 31, 2026. We remeasure the fair value of these derivatives at the end of each reporting period with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.

The estimated fair value of our derivative liabilities related to our 2026 Convertible Notes was $0.3 million as of March 31, 2026. Additionally, our Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note 17—Derivatives and Note 11—Debt in the notes to our condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.

Interest Rate Risk

The primary objective of our investment activities and strategies are focused on the preservation of capital and supporting our liquidity requirements. Our cash and cash equivalents, which consist of cash and money market funds, and our investments in debt securities are subject to market risk due to changes in interest rates. Our investments in debt securities contain fixed rate yields and the market value of these investments may be adversely affected by a rise in interest rates. Due in part to these factors, our future investment income may fall short of our expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. Due to the short-term nature of our cash and cash equivalents, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates.

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

We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate short-term debt. As of March 31, 2026, the outstanding principal amount of our long-term debt was $17.7 million excluding unamortized discounts and issuance costs of $1.1 million.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure..

Management’s Reporting on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of March 31, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of the material factors that make an investment in the Company risky, please see the risk factors disclosed in “Item 1A, Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. These risks and uncertainties have the potential to materially affect our business, results of operations, financial condition, cash flows, projected results and future prospects. These risks are not exclusive and additional risks to which we are subject include the factors mentioned under “Forward-Looking Statements” and the risks described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended March 31, 2026.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Date: May 5, 2026	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer (Principal Financial Officer)