Form 10-Q
period 2026-06-30
BigBear.ai Holdings, Inc.
filed 2026-07-30
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 479,494,493 shares of our common stock, $0.0001 par value per share, outstanding as of June 30, 2026.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
June 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigBear.ai Holdings, Inc. and Subsidiaries

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,278	$87,126
Restricted cash	1,787	5,521
Available for sale investments, at fair value (amortized cost of $283,385 at June 30, 2026 and $200,468 at December 31, 2025)	282,913	200,461
Accounts receivable, less allowance for credit losses of $131 as of June 30, 2026 and $438 as of December 31, 2025	30,975	22,703
Contract assets	—	218
Prepaid expenses and other current assets	20,926	14,514
Total current assets	372,879	330,543
Non-current assets:
Property and equipment, net	1,891	1,562
Goodwill	238,570	241,100
Intangible assets, net	130,844	139,470
Available for sale investments, at fair value (amortized cost of $91,010 at June 30, 2026 and $173,789 at December 31, 2025)	90,612	173,949
Right-of-use assets	5,657	7,063
Other non-current assets	859	860
Total assets	$841,312	$894,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,219	$6,088
Current portion of long-term debt, net	16,643	16,560
Accrued liabilities	15,690	19,649
Contract liabilities	10,180	14,756
Current portion of long-term lease liability	846	1,095
Derivative liabilities	10,455	116,906
Other current liabilities	694	10,466
Total current liabilities	65,727	185,520
Non-current liabilities:
Long-term debt, net	—	90,484
Long-term lease liability	5,261	6,673
Total liabilities	70,988	282,677
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.0001; 1,000,000,000 shares authorized and 479,494,493 shares issued and outstanding at June 30, 2026 and 500,000,000 shares authorized and 436,955,655 shares issued and outstanding at December 31, 2025	49	46
Additional paid-in capital	1,719,285	1,534,792
Treasury stock, at cost; zero shares at June 30, 2026 and 9,952,803 shares at December 31, 2025	—	(57,350)
Accumulated deficit	(948,067)	(865,555)
Accumulated other comprehensive loss	(943)	(63)
Total stockholders’ equity	770,324	611,870
Total liabilities and stockholders’ equity	$841,312	$894,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$36,749	$32,472	$71,184	$67,229
Cost of revenues	24,698	24,359	47,412	51,728
Gross margin	12,051	8,113	23,772	15,501
Operating expenses:
Selling, general and administrative	31,848	21,487	61,073	44,219
Research and development	7,562	4,393	13,095	8,559
Restructuring charges	384	1,899	384	3,597
Transaction expenses	815	—	2,033	—
Goodwill impairment	—	70,636	—	70,636
Operating loss	(28,558)	(90,302)	(52,813)	(111,510)
Interest expense	307	4,419	624	9,535
Interest income	(3,817)	(1,704)	(7,602)	(2,260)
Net increase in fair value of derivatives	471	135,751	20,596	169,087
Loss on extinguishment of debt	—	—	15,826	2,577
Other expense (income)	225	(163)	236	117
Loss before taxes	(25,744)	(228,605)	(82,493)	(290,566)
Income tax expense	5	14	19	39
Net loss	$(25,749)	$(228,619)	$(82,512)	$(290,605)

Basic net loss per share	$(0.05)	$(0.71)	$(0.17)	$(0.97)
Diluted net loss per share	$(0.05)	$(0.71)	$(0.17)	$(0.97)

Weighted-average shares outstanding:
Basic	479,119,921	320,591,204	476,079,687	299,666,133
Diluted	479,119,921	320,591,204	476,079,687	299,666,133

Other comprehensive loss
Unrealized losses on available-for-sale investments, net of tax	(205)	—	(1,023)	—
Foreign currency translation	25	(282)	143	(270)
Total other comprehensive loss	(180)	(282)	(880)	(270)
Total comprehensive loss	$(25,929)	$(228,901)	$(83,392)	$(290,875)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Three Months Ended June 30, 2026
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of March 31, 2026	477,014,064	$49	$1,713,437	$(763)	$—	$(922,318)	$790,405
Net loss	—	—	—	—	—	(25,749)	(25,749)
Foreign currency translation adjustments	—	—	—	25	—	—	25
Unrealized losses on available for sale investments, net	—	—	—	(205)	—	—	(205)
Equity-based compensation expense	—	—	4,743	—	—	—	4,743
Exercise of options	6,941	—	13	—	—	—	13
Issuance of shares for equity-based compensation awards, net of tax settlements	2,158,079	—	(498)	—	—	—	(498)
Issuance of shares purchased under ESPP	315,409	—	1,590	—	—	—	1,590
As of June 30, 2026	479,494,493	$49	$1,719,285	$(943)	$—	$(948,067)	$770,324

	Three Months Ended June 30, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive income (loss)	stock	deficit	equity
As of March 31, 2025	289,052,369	$31	$888,608	$133	$(57,350)	$(633,627)	$197,795
Net loss	—	—	—	—	—	(228,619)	(228,619)
Foreign currency translation adjustments	—	—	—	(282)	—	—	(282)
Equity-based compensation expense	—	—	4,319	—	—	—	4,319
Exercise of options	141,780	—	240	—	—	—	240
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Issuance of shares for equity-based compensation awards, net of tax settlements	3,004,152	—	(362)	—	—	—	(362)
Issuance of shares from at-the-market offering	75,317,313	8	288,287	—	—	—	288,295
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Six Months Ended June 30, 2026
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of December 31, 2025	436,955,655	$46	$1,534,792	$(63)	$(57,350)	$(865,555)	$611,870
Net loss	—	—	—	—	—	(82,512)	(82,512)
Foreign currency translation adjustments	—	—	—	143	—	—	143
Unrealized loss on available for sale investments, net	—	—	—	(1,023)	—	—	(1,023)
Equity-based compensation expense	—	—	8,166	—	—	—	8,166
Exercise of options	43,430	—	80	—	—	—	80
Issuance of shares upon conversion of 2029 Notes	38,069,987	3	233,354	—	—	—	233,357
Issuance of shares purchased under ESPP	315,409	—	1,590	—	—	—	1,590
Issuance of shares for equity-based compensation awards, net of tax settlements	4,110,012	—	(1,347)	—	—	—	(1,347)
Retirement of treasury stock	—	—	(57,350)	—	57,350	—	—
As of June 30, 2026	479,494,493	$49	$1,719,285	$(943)	$—	$(948,067)	$770,324

	Six Months Ended June 30, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive income (loss)	stock	deficit	(deficit) equity
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(290,605)	(290,605)
Foreign currency translation adjustments	—	—	—	(270)	—	—	(270)
Equity-based compensation expense	—	—	11,719	—	—	—	11,719
Exercise of options	1,125,214	—	1,633	—	—	—	1,633
Issuance of shares for equity-based compensation awards, net of tax settlements	6,124,374	2	(1,681)	—	—	—	(1,679)
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Proceeds from exercise of the 2024 warrants	14,800,000	1	113,952	—	—	—	113,953
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
Issuance of shares from at-the-market offering	77,253,313	8	294,742	—	—	—	294,750
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(82,512)	$(290,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	13,887	6,921
Amortization of debt discount and issuance costs	82	4,790
Accretion of discount on investments in debt securities	(638)	—
Equity-based compensation expense	8,166	11,719
Goodwill impairment	—	70,636
Non-cash lease expense	429	624
Provision for doubtful accounts	42	351
Loss on extinguishment of debt	15,826	2,577
Increase in fair value of derivatives	20,596	169,087
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,868)	10,267
Decrease in contract assets	218	194
(Increase) in prepaid expenses and other assets	(6,003)	(592)
Increase (decrease) in accounts payable	5,002	(5,039)
(Decrease) increase in accrued expenses	(584)	4,765
(Decrease) increase in contract liabilities	(4,542)	1,925
(Decrease) increase in other liabilities	(1,309)	1,848
Net cash used in operating activities	(40,208)	(10,532)
Cash flows from investing activities:
Purchases of investments in debt securities	(78,986)	—
Proceeds from maturities and sales of investments in debt securities	79,486	—
Acquisition of businesses, net of cash acquired	(10,183)	—
Purchases of property and equipment	(635)	(85)
Capitalized software development costs	—	(2,699)
Net cash used in provided by investing activities	(10,318)	(2,784)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	—	64,673
Payment of Private Placement and Registered Direct Offering transaction costs	—	(551)
Repayment of short-term borrowings	—	(451)
Proceeds from at-the-market offering	—	300,000
Payment of transaction costs for at-the-market offering	—	(5,250)
Payment of debt issuance costs to third parties	—	(4,679)
Payment of deferred purchase consideration	(4,523)	—
Issuance of common stock upon ESPP purchase	1,590	1,069
Proceeds from exercise of options	80	1,633
Payments of tax withholding from the issuance of common stock	(1,347)	(1,679)
Net cash (used in) provided by financing activities	(4,200)	354,765
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	144	(745)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,582)	340,704
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash, cash equivalents, and restricted cash at the end of the period	$38,065	$390,845

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$233,356	$135,597
Issuance of common stock for paid-in-kind interest on 2029 Convertible Notes	$—	$4,095
Issuance of common stock for exercise of RDO and PIPE warrants, net of cash received	$—	$49,832

Reconciliation of cash, cash equivalents, and restricted cash:	June 30, 2026	December 31, 2025
Cash and cash equivalents	$36,278	$87,126
Restricted cash	1,787	5,521
Cash, cash equivalents, and restricted cash at end of the period	$38,065	$92,647

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments - Credit Losses - Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. The Company adopted ASU 2025-05 prospectively for interim and annual periods on January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

the Company’s financial statements and disclosures.

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

Note 3—Restructuring Charges

2025 Restructuring Plan

During 2025, the company implemented a workforce reduction initiative designed to align operating costs with strategic priorities, resulting in employee termination benefits of $4.4 million. This initiative followed a comprehensive review of the Company’s cost structure and operating model. As part of the 2025 Restructuring Plan, the Company reduced its workforce and reduced and realigned operating expenses. The following table presents the employee separation costs, net of tax, associated with this restructuring plan for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee separation costs	$—	$1,899	$—	$3,597

			As of
			June 30, 2026	June 30, 2025
Unpaid employee separation costs			$—	$2,129

The table below presents the activity in accrued restructuring charges for the six months ended June 30, 2026:

2025 Restructuring Plan
As of December 31, 2025	$619
Additions	—
Settlements	(619)
As of June 30, 2026	$—

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss. The restructuring accrual is included in the other current liabilities line in the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

condensed consolidated balance sheets.

As of December 31, 2025, there was $0.6 million left to be paid under the 2025 restructuring event. The final payment was completed in the second fiscal quarter of 2026.

2026 Restructuring Plan

During 2026, the Company initiated an additional restructuring program focused on organizational realignment, resulting in employee severance costs of approximately $0.4 million. This initiative followed a comprehensive review of the Company’s cost structure and operating model. As part of the 2026 Restructuring Plan, the Company reduced its workforce and reduced and realigned operating expenses. The following table presents the employee separation costs, net of tax, associated with this restructuring plan for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee separation costs	$384	$—	$384	$—

			As of
			June 30, 2026	June 30, 2025
Unpaid employee separation costs			$—	$—

The table below presents the activity in accrued restructuring charges for the six months ended June 30, 2026:

2026 Restructuring Plan
As of December 31, 2025	$—
Additions	384
Settlements	(384)
As of June 30, 2026	$—

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the condensed consolidated statements of operations and comprehensive loss. The restructuring accrual is included in the other current liabilities line in the condensed consolidated balance sheets.

As of June 30, 2026, there are no charges left to be paid under the 2026 restructuring events. The final payment was completed in the second fiscal quarter of 2026.

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

Purchase consideration for the Ask Sage Merger and the related transactions as contemplated by the Ask Sage Merger Agreement of $272.1 million, which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses, was comprised of $262.4 million of cash paid at closing of the Ask Sage Merger, $5.2 million of cash paid shortly after closing, and $4.5 million withheld under the terms of the Ask Sage Merger Agreement at the time of the closing to cover any post-closing

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

adjustments to the purchase price (“Adjustment Escrow Amount”). The Company is required to segregate the Adjustment Escrow Amount from its corporate funds and is restricted from using it for operating expenses or any other corporate purposes. The cash withheld for the Adjustment Escrow Amount was presented in restricted cash on the Company’s condensed consolidated balance sheets at December 31, 2025. The Adjustment Escrow Amount was settled during the three months ended June 30, 2026 and is presented as a financing activity in the condensed consolidated statements of cash flows.

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

	December 31, 2025	Measurement period adjustments(1)	December 31, 2025, as reported at June 30, 2026
Cash paid at closing	$262,443	$—	$262,443
Deferred consideration	5,183	—	5,183
Adjustment Escrow Amount	4,000	515	4,515
Purchase consideration	$271,626	$515	$272,141
Assets:
Cash	$33,418	$—	$33,418
Accounts receivable	1,331	(553)	778
Prepaid expenses and other current assets	256	409	665
Intangible assets	84,290	—	84,290
Total assets acquired	$119,295	$(144)	$119,151
Liabilities:
Accounts payable	3,354	105	3,459
Accrued expenses	3,675	(3,260)	415
Contract liabilities	11,622	(34)	11,588
Other current liabilities	13	—	13
Deferred tax liabilities	21,660	—	21,660
Total liabilities acquired	$40,324	$(3,189)	$37,135
Fair value of net identifiable assets acquired	78,971	3,045	82,016
Goodwill	$192,655	$(2,530)	$190,125
(1) Includes adjustments to net working capital and the estimated income tax provision.

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	December 31 2025	Weighted-average estimated useful lives
Technology	$65,220	7 years
Licenses and certifications	5,990	7 years
Customer relationships	12,785	3 years
Trade names	295	1 year
Total intangible assets	$84,290

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

The following table presents the net revenues, net loss and transaction expenses related to the Ask Sage Merger included in the results of operations for the following period:

	Three months ended June 30, 2026	Six Months Ended June 30, 2026
Revenues	$6,098	$12,242
Net loss	(1,777)	(3,160)

Transaction expenses related to the Ask Sage Merger	444	832

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three and six months ended June 30, 2025 as though the acquisition of Ask Sage had been completed as of January 1, 2024.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues	34,162	$70,482
Net loss	(232,056)	(298,741)

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

Transaction expenses of $2.2 million attributable to the acquisition of Ask Sage have been recorded in the pro forma results for the three and six months ended June 30, 2025.

Acquisition of CargoSeer

On January 16, 2026, the Company acquired certain assets and liabilities of CargoSeer Ltd (“CargoSeer”), an Israel-based leader in unified AI decision support technology for customs and border operations. Purchase consideration for the acquisition of CargoSeer of $5.0 million, which was subject to net working capital adjustments for indebtedness, was paid in cash during the six months ended June 30, 2026. The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The preliminary fair value of the assets acquired and liabilities assumed is primarily comprised of acquired technology intangible assets of $4.5 million with an estimated useful life of seven years and customer relationships intangible assets of $0.5 million with an estimated useful life of four years. The acquired net working capital balances and goodwill are immaterial.

The net revenues and net loss included in the results of operations are immaterial for three and six months ended June 30, 2026. The pro forma results of operations of the Company would not be materially different as a result of the acquisition of CargoSeer and therefore are not presented. Transaction expenses of $0.6 million attributable to the acquisition of CargoSeer have been recorded in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2026.

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

The table below presents the financial assets and liabilities measured at fair value:

		June 30, 2026
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$373,525	$—	$373,525
2025 RDO Warrants	Derivative liabilities	—	—	10,179	10,179
IPO Private Warrants	Derivative liabilities	—	—	28	28
2026 Notes Conversion Option	Derivative liabilities	—	—	248	248
2029 Notes Conversion Option	Derivative liabilities	—	—	—	—

Nonrecurring fair value measurement:
Goodwill	Goodwill	$—	$—	$238,570	$238,570

		December 31, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$374,410	$—	$374,410
2025 RDO Warrants	Derivative liabilities	—	—	16,437	16,437
IPO Private Warrants	Derivative liabilities	—	—	128	128
2026 Notes Conversion Option	Derivative liabilities	—	—	1,585	1,585
2029 Notes Conversion Option	Derivative liabilities	—	—	98,756	98,756

Nonrecurring fair value measurement:
Goodwill	Goodwill	$—	$—	$241,100	$241,100
The changes in the fair value of the Level 3 liabilities are as follows:

	2025 RDO warrants	IPO private warrants	2026 Notes Conversion Option	2029 Notes Conversion Option
December 31, 2025	$16,437	$128	$1,585	$98,756
Additions	—	—	—	—
Changes in fair value	(6,258)	(100)	(1,337)	28,291
Settlements	—	—	—	(127,047)
June 30, 2026	$10,179	$28	$248	$—

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

The table below summarizes the Company’s AFS investments:

	June 30, 2026
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$101,014	$—	$—	$(293)	$100,721
Corporate bonds	273,381	—	1	(578)	272,804
Total	$374,395	$—	$1	$(871)	$373,525

	December 31, 2025
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$131,229	$—	$123	$(2)	$131,350
Corporate bonds	243,028	—	129	(97)	243,060
Total	$374,257	$—	$252	$(99)	$374,410

				June 30, 2026	December 31, 2025
Weighted-average yield of AFS investments				4.22%	3.85%

The table below presents the interest income on AFS investments, included within interest income on the condensed consolidated statements of operations and comprehensive loss, and fair value of AFS investments sold during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income on AFS investments	$3,479	$—	$6,925	$—
Fair value of AFS investments sold	$1,229	$—	$1,229	$—

Realized gains (losses) on the sale of AFS investments were immaterial during the three and six months ended June 30, 2026. The Company had no investments in debt securities during the six months ended June 30, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the contractual maturity by major class of AFS investments. In some cases, the issuers may have the right to call obligations without penalties prior to the contractual maturity date.

	June 30, 2026
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,181	$72,050	$28,833	$28,671	$101,014	$100,721
Corporate bonds	211,204	210,863	62,177	61,941	273,381	272,804
Total	$283,385	$282,913	$91,010	$90,612	$374,395	$373,525

	December 31, 2025
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,075	$72,116	$59,154	$59,234	$131,229	$131,350
Corporate bonds	128,393	128,345	114,635	114,715	243,028	243,060
Total	$200,468	$200,461	$173,789	$173,949	$374,257	$374,410

Note 7—Goodwill

There were no goodwill impairment charges recorded during the three months and six months ended June 30, 2026.

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

Accumulated impairment losses to goodwill were $209.2 million as of June 30, 2026.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2025	$241,100
Measurement period adjustments to goodwill arising from the acquisition of Ask Sage(1)	(2,530)
As of June 30, 2026	$238,570
(1) Refer to Note 4—Business Combinations for details on the measurement period adjustments to goodwill.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 8—Intangible Assets, net

The intangible asset balances, accumulated amortization, and accumulated impairment are as follows:

	June 30, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,555	$(23,879)	$(43,264)	$—	$42,412	15.1
Licenses and certifications	5,990	(428)	—	—	5,562	7.0
Technology	110,755	(28,689)	(9,547)	—	72,519	7.0
Internal Use Software	43	—	—	$—	43	3.0
Software for sale	18,355	(8,528)	—	(85)	9,742	3.0
Trade name	1,855	(697)	(592)	—	566	4.0
Total	$246,553	$(62,221)	$(53,403)	$(85)	$130,844

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,055	$(20,650)	$(43,264)	$—	$45,141	15.2
Licenses and certifications	5,990	—	—	—	5,990	7.0
Technology	106,255	(22,282)	(9,547)	—	74,426	7.0
Software for sale	18,020	(5,258)	—	361	13,123	3.0
Trade name	1,855	(473)	(592)	—	790	3.5
Total	$241,175	$(48,663)	$(53,403)	$361	$139,470

The table below presents all amortization and impairment expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense related to intangible assets	$6,618	$3,340	$13,558	$6,690

Amortization expense related to capitalized software	$1,427	$615	$3,297	$1,240

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of June 30, 2026:

Remainder of 2026	$15,646
2027	24,123
2028	20,987
2029	14,112
2030	13,794
Thereafter	42,182
Total estimated amortization expense	$130,844

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 9—Prepaid Expenses and Other Current Assets

The table below presents details on prepaid expenses and other current assets:

	June 30, 2026	December 31, 2025
Pre-contract costs(1)	$4,898	$3,274
IT procurement assets	4,346	—
Accrued interest receivable	3,877	4,125
Prepaid insurance	698	2,270
Prepaid marketing	2,497	1,697
Prepaid software and subscriptions	2,722	2,322
Other prepaid expenses	1,888	826
Total prepaid expenses and other current assets	$20,926	$14,514
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

Note 10—Accrued Liabilities
The table below presents details on accrued liabilities:

	June 30 2026	December 31 2025
Payroll accruals(1)	$14,460	$12,090
Accrued interest	357	356
Legal accruals	250	275
Other accrued expenses	623	6,928
Total accrued liabilities	$15,690	$19,649
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

Note 11—Debt

The table below presents the Company’s debt balances:

	June 30 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	1,025	35,229
Total debt, net	16,643	107,044
Less: current portion	16,643	16,560
Long-term debt, net	$—	$90,484

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2026, the Company was in compliance with all covenants related to the 2026 Convertible Notes.

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2026 Notes Conversion Option.

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of June 30, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(1,025)	$16,643	$17,192

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

2029 Convertible Notes

On December 19, 2024, the Company entered into privately negotiated exchange agreements (each, an “Exchange Agreement”) with a limited number of holders of the Company’s 2026 Convertible Notes, to exchange the 2026 Convertible Notes for new senior secured convertible notes due 2029 (the “2029 Convertible Notes”, together with the 2026 Convertible Notes, the “Convertible Notes”). The Company exchanged (the “Exchange Transaction”) approximately $124.6 million principal amount of the 2026 Convertible Notes for $182.3 million in aggregate principal amount of the Company’s 2029 Convertible Notes and approximately $0.4 million in cash, with such cash payment representing the accrued and unpaid interest on the 2026 Convertible Notes at the time of the Exchange Transaction. The 2029 Convertible Notes bear interest at a rate of (i) 6.0% per annum, if interest is paid in cash and (ii) 7.0% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock. To the extent that the certain liquidity conditions of the Company and its subsidiaries are not satisfied as of the last business day of any calendar month, then with respect to the period applicable to the interest payment date immediately following the month in which such liquidity condition is not satisfied, the interest rate will be (i) 9.00% per annum, if interest is paid in cash and (ii) 10.00% per annum, if the Company elects, subject to certain conditions, to pay interest in kind with shares of its common stock (it being understood that such increased rate shall apply solely for such six-month period applicable to such interest payment date). Interest is payable semi-annually. The conversion rate is 281.4491 shares of common stock per $1,000 principal amount of 2029 Convertible Notes, which represents an initial conversion price of $3.55 per share of the Company’s common stock. The conversion rate and the conversion price are subject to adjustments. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2029 Convertible Notes Indenture, referenced below) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

During the six months ended June 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of 16.7 million shares of common stock.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below summarizes the components of interest expense for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$266	$2,139	$542	$4,745
Amortization of debt discount and deferred financing costs	41	2,280	82	4,790
Total interest expense	$307	$4,419	$624	$9,535

Note 12—Leases

The Company is obligated under operating leases for certain real estate and office equipment assets. The Company’s finance leases are not material. Certain leases contained predetermined fixed escalation of minimum rents at rates ranging from 2.5% to 10.0% per annum and remaining lease terms of up to seven years, some of which include renewal options that could extend certain leases to up to an additional five years.

The following table presents supplemental information related to leases:

	June 30, 2026	June 30, 2025
Weighted average remaining lease term (years)	6.47	7.79
Weighted average discount rate	14.91%	13.62%

The table below summarizes total lease costs for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$500	$644	$1,004	$1,321
Variable lease expense	91	73	169	168
Short-term lease expense	15	—	30	—
Lease expense	$606	$717	$1,203	$1,489

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sublease income (1)	$144	$69	$262	$96
(1) As of June 30, 2026 and June 30, 2025, the Company has subleased three and four of its real estate leases, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,061	$1,193

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of June 30, 2026, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2026	$992
2027	1,350
2028	1,312
2029	1,336
2030	1,551
Thereafter	3,168
Total future minimum lease payments	$9,709
Less: amounts related to imputed interest	3,602
Present value of future minimum lease payments	6,107
Less: current portion of long-term lease liability	846
Long-term lease liability	$5,261

Note 13—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective tax rate	—%	—%	—%	(0.1)%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three and six months ended June 30, 2026 and June 30, 2025. The effective tax rate for the three and six months ended June 30, 2026 and June 30, 2025 differ from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the Company intends to defend itself vigorously with respect to any matters currently pending against it. The outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of June 30, 2026, the Company has accrued $0.3 million related to various ongoing legal disputes. The $0.3 million balance as of June 30, 2026, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

Restricted Cash

Restricted cash consists of amounts that are not available for general corporate use due to contractual, legal, or regulatory restrictions. The Company presents restricted cash as either current or non-current on the condensed consolidated balance sheets based on the expected timing of the satisfaction of the restrictions or the underlying obligations to which the amounts relate.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of as of June 30, 2026, the Company’s restricted cash balance consists of $1.8 million related to performance bonds for certain revenue contracts and security deposits.

As of December 31, 2025, the Company’s restricted cash comprises a $4.0 million escrow related to its acquisition of Ask Sage, performance bonds held for certain revenue contracts and security deposits.

Note 15—Stockholders’ Equity

Common Stock

On June 9, 2026, the Company held its annual meeting of shareholders where the shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000.

The table below presents the details of the Company’s authorized common stock as of the following periods:

	June 30, 2026	December 31, 2025
Common stock:
Authorized shares of common stock	1,000,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	479,494,493	436,955,655

Treasury Stock

These shares are measured at cost and presented as treasury stock on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

During the six months ended June 30, 2026, we retired 9,952,803 shares of treasury stock. As a result of this retirement, we reclassified a total of $57.4 million from treasury stock to additional paid-in capital, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	June 30, 2026	December 31, 2025
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150.0 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement.

In June 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150.0 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement.

During the six months ended June 30, 2025, the Company sold 77,253,313 shares of common stock under the ATM Program for an aggregate offering price of $300.0 million. Total issuance costs related to the ATM Program were approximately $5.2 million, resulting in aggregate net proceeds of approximately $294.8 million during the six months ended June 30, 2025.

During the remainder of the year ended December 31, 2025, the Company filed an additional prospectus supplement to the 2023 Shelf Registration Statement which allowed the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $487.1 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”). During the remainder of the year ended December 31, 2025, the Company sold 140,317,313 shares of common stock under the August 2025 Sales Agreement for an

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

aggregate offering price of $630.5 million. Total issuance costs related to the ATM Program were approximately $8.2 million, resulting in aggregate net proceeds of approximately $622.3 million.

The sales commissions and expenses related to each of the above Common Stock ATM Offerings are considered direct and incremental costs and are charged against additional paid-in capital on the condensed consolidated balance sheets in the period in which the corresponding shares are issued and sold.

As of June 30, 2026, no capacity remained available under the ATM programs.

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

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	June 30, 2026	December 31, 2025
Value of 2026 Notes Conversion Option ($ thousands)	$248	$1,585
Conversion price (dollars)	$10.61	$10.61
Common stock price (dollars)	$3.67	$5.40
Expected option term (years)	0.5	0.9
Expected volatility	110.00%	110.00%
Risk-free rate of return	3.90%	3.50%
Expected annual dividend yield	—%	—%

As of June 30, 2026, the 2026 Notes Conversion Option had a fair value of $0.2 million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on change in fair value of 2026 Notes Conversion Option	$85	$(2,790)	$1,337	$(2,468)

As of June 30, 2026, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

During the six months ended June 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss. In conjunction with the conversion, a loss of $2.6 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive loss

During the six months ended June 30, 2026, $124.6 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $28.3 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss. In conjunction with the conversion, a loss of $15.8 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on change in fair value of 2029 Notes Conversion Option	$—	$(23,744)	$(28,293)	$(53,304)

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

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the year ended June 30, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on change in fair value of 2024 RDO Warrants	$—	$—	$—	$(14,294)

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

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2026	December 31, 2025
Value of each 2025 RDO warrant (dollars)	$2.70	$4.36
Exercise price (dollars)	$9.00	$9.00
Common stock price (dollars)	$3.67	$5.40
Expected option term (years)	4.1	4.6
Expected volatility	130.00%	130.00%
Risk-free rate of return	4.13%	3.66%
Expected annual dividend yield	—%	—%

As of June 30, 2026, the 2025 RDO warrants had a fair value of $10.2 million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on change in fair value of 2025 RDO Warrants	$(567)	$(12,818)	$6,258	$(2,789)

As of June 30, 2026 there were 3,770,000 2025 RDO warrants issued and outstanding.

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

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

recognized as a result of the change in fair value for six months ended June 30, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain on change in fair value of 2024 PIPE Warrants	$—	$—	$—	$270

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	June 30, 2026	December 31, 2025
IPO public warrants issued	12,252,439	12,252,439
IPO public warrants outstanding	12,252,439	12,252,439

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	June 30, 2026	December 31, 2025
Fair value of each IPO private warrant (dollars)	$0.38	$1.75
Exercise price (dollars)	$11.50	$11.50
Common stock price (dollars)	$3.67	$5.40
Expected option term (years)	0.4	0.9
Expected volatility	150.00%	140.00%
Risk-free rate of return	3.94%	3.46%
Expected annual dividend yield	—%	—%

As of June 30, 2026, the IPO private warrants had a fair value of $0.03 million and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on change in fair value of IPO private warrants	$9	$151	$100	$(69)

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	June 30, 2026	December 31, 2025
IPO private warrants issued	73,333	73,333
IPO private warrants outstanding	73,333	73,333

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

During the six months ended June 30, 2025, the Company’s Former Parent sold its interest in BigBear. The liquidity event triggered the measurement of the market-related conditions of the unvested Tranche II Incentive Units. The market conditions were not met, and as a result, all unvested Incentive Units were forfeited.

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

No Stock Options were granted during the six months ended June 30, 2026.

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,735,338	$2.80	7.56	$4,684
Exercised	(43,430)	1.84
Expired	(156,415)	2.09
Outstanding as of June 30, 2026	1,535,493	$2.86	7.38	$1,831

Vested and exercisable as of June 30, 2026	1,097,017	$2.76	6.95	$1,591

				As of
				June 30, 2026
Unrecognized compensation costs related to the stock options				$1,295
Weighted average recognition period for unrecognized compensation costs				2.41 years

Restricted Stock Units

During the six months ended June 30, 2026, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 6,272,734 RSUs to employees and 252,490 RSUs to nonemployee directors during the six months ended June 30, 2026. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	11,832,102	$2.73
Granted	6,525,224	3.39
Vested	(3,696,315)	2.68
Forfeited	(675,684)	2.76
Unvested as of June 30, 2026	13,985,327	$3.04

		As of
		June 30, 2026
Unrecognized compensation costs related to the RSUs		$40,398
Weighted average recognition period for unrecognized compensation costs		2.81 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the six months ended June 30, 2026, the Company granted no Discretionary PSUs. The Company granted zero Short-Term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of the Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	2,830,998	$3.37
Vested	(1,040,410)	3.84
Forfeited	(1,790,588)	3.68
Unvested as of June 30, 2026	—	$—

There is no unrecognized compensation costs related to the PSUs as of June 30, 2026.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of June 30, 2026, the Company reserved an aggregate of 8,924,598 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the six months ended June 30, 2026, 315,409 shares were sold under the ESPP. As of June 30, 2026, the Company has withheld employee contributions of $0.2 million for future ESPP purchases, which are presented on the condensed consolidated balance sheets within other current liabilities.

Equity-based compensation expense related to purchase rights issued under the ESPP is based on the Black-Scholes OPM fair value of the estimated number of awards as of the beginning of the offering period. Equity-based compensation expense is recognized using the straight-line method over the offering period.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the assumptions used to estimate the grant date fair value of the purchase rights under the ESPP:

	June 1, 2026	December 1, 2025
Price of common stock on the grant date	5.34	6.05
Expected term (in years)	0.50	0.50
Expected volatility(1)	110%	110%
Risk-free rate of return	3.8%	3.8%
Expected annual dividend yield	—%	—%

Fair value of the award on the grant date	$2.44	$2.76
(1) Expected volatility is based on a combination of implied and historical equity volatility of selected reasonably similar publicly traded companies.
As of June 30, 2026, there was approximately $0.6 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.42 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity-based compensation expense in selling, general and administrative	$2,566	$2,439	$4,563	$6,526
Equity-based compensation expense in cost of revenues	1,577	1,349	2,782	3,885
Equity-based compensation expense in research and development	600	531	821	1,308
Total equity-based compensation expense	$4,743	$4,319	$8,166	$11,719
Note 19—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and diluted net loss per share	2026	2025	2026	2025
Numerator:
Net loss	$(25,749)	$(228,619)	$(82,512)	$(290,605)
Denominator:
Basic	479,119,921	320,591,204	476,079,687	299,666,133
Diluted	479,119,921	320,591,204	476,079,687	299,666,133

Basic net loss per share	$(0.05)	$(0.71)	$(0.17)	$(0.97)
Diluted net loss per share	$(0.05)	$(0.71)	$(0.17)	$(0.97)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	1,535,493	2,139,040	1,165,431	2,143,037
Private warrants	73,333	74,166	73,333	74,166
Public warrants	12,252,439	12,251,606	12,252,439	12,251,606
2025 RDO warrants	3,770,000	3,770,000	3,770,000	3,770,000
2026 Convertible notes	1,664,732	1,664,939	1,664,732	1,664,939
2029 Convertible notes	—	35,100,000	—	35,100,000
PSUs	—	525,170	—	1,638,892
RSUs	13,985,327	11,897,674	15,420,203	12,044,401
ESPP	481,899	420,465	526,284	497,884
Total	33,763,223	67,843,060	34,872,422	69,184,925

Although certain convertible notes were converted during the six months ended June 30, 2026 and June 30, 2025, application of the if-converted method would have been anti-dilutive due to the Company’s net loss for the period; accordingly, such instruments were excluded from diluted earnings per share.

Note 20—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Time and materials	$17,852	$20,615	$34,985	$43,847
Firm fixed price (1)	18,674	6,685	31,809	13,787
Cost-reimbursable	223	5,172	4,390	9,595
Total revenues	$36,749	$32,472	$71,184	$67,229
(1) This includes Fixed Price, Level of Effort contracts, which are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company determines the revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

The table below presents the revenue recognition pattern for the following periods:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$1,818	$34,931	$36,749	$1,619	$30,853	$32,472

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$3,564	$67,620	$71,184	$2,937	$64,292	$67,229

The table below presents total revenues by major customer type for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. government	$31,565	$29,641	$61,499	$61,795
Non-U.S. government and commercial	5,184	2,831	9,685	5,434
Total revenues	$36,749	$32,472	$71,184	$67,229

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$438	$127	$438	$127
Additions	41	351	41	351
Write-offs	(348)	(40)	(348)	(40)
Recoveries	—	—	—	—
Ending balance	$131	$438	$131	$438

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A(1)	$—	—%	$—	—%
Customer B	4,320	12%	7,996	11%
Customer C	4,839	13%	—	—%
Customer D	3,806	10%	7,353	10%
Customer E	—	—%	7,120	10%
Customer F	5,725	16%	11,410	16%
All others	18,059	49%	37,305	53%
Total revenues	$36,749	100%	$71,184	100%

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A	$3,562	11%	$10,160	15%
Customer B	4,873	15%	9,214	14%
Customer C (1)	—	—%	—	—%
Customer D	3,267	10%	6,831	10%
Customer E	3,462	11%	6,962	10%
Customer F	5,270	16%	9,999	15%
All others	12,038	37%	24,063	36%
Total revenues	$32,472	100%	$67,229	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

As of June 30, 2026 the Company had one customer with an accounts receivable balance of $4.5 million, which exceeds 10% of total accounts receivable. As of June 30, 2025, no individual customer had an accounts receivable balance that exceeded 10% of total accounts receivable.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	June 30, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses	$30,975	$22,703
Contract assets	$—	$218
Contract liabilities	$10,180	$14,756

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under the contract. Accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities relates to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. Included in the contract liabilities balance as of June 30, 2026 is $6.3 million of contract liabilities from our acquisition of Ask Sage. Refer to Note 4—Business Combinations. Revenue recognized in the six months ended June 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $12.3 million. Revenue recognized in the six months ended June 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $1.5 million.

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

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net EAC Adjustments, before income taxes	$58	$522	$(324)	$932
Net EAC Adjustments, net of income taxes(1)	$58	$412	$(324)	$737
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$—	$—
(1) Due to the Company being in a net taxable loss position for all periods presented, the impact of income taxes is insignificant.

Remaining Performance Obligations

The Company includes in its computation of remaining performance obligations customer orders for which it has accepted signed sales orders and generally includes the funded and unfunded components of contracts that have been awarded. The Company applies the practical expedient provided by ASC 606 that allows entities to exclude estimated future revenues for contracts with an original expected duration of one year or less from the remaining performance obligation disclosure. Many of the Company’s revenue contracts include termination clauses that result in the inclusion of immaterial estimated future revenues in the remaining performance obligation disclosure. Management assessed the incremental benefit to a reader of including revenue contracts with an original expected duration of one year or less in this disclosure against the effort to aggregate the appropriate information to support the disclosure and determined that the required effort outweighs the benefit to a reader of the condensed consolidated financial statements.

As of June 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, was approximately $9.2 million. As of June 30, 2026, the estimated revenue expected to be recognized in the future related to remaining performance obligations is presented in the table below.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

June 30, 2026
Next 12 months	$5,732
13 to 24 months	2,154
25 to 36 months	1,084
Thereafter	244
Total remaining performance obligations	$9,214

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

Note 22—Subsequent Events

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheets through the date the condensed consolidated financial statements were issued on July 30, 2026 and determined that no reportable events occurred.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and the six months ended June 30, 2026 and June 30, 2025.

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

Ask Sage Acquisition

On December 31, 2025, the Company completed the acquisition of Ask Sage, Inc. (“Ask Sage” or the “Ask Sage Acquisition”), a secure, multi-modal generative AI platform designed for government and enterprise use. Of the total purchase consideration of $272.1 million, $267.6 million was paid in cash at or around the time of closing and $4.5 million was held back to cover any post-closing downward adjustments to the purchase price, which was settled in the three months ended June 30, 2026.

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

Global Economic and Geopolitical Environment

Historically, the majority of our revenue is derived from federal government contracts. Funding for U.S. Government programs is subject to a variety of factors that can affect our business, including the administration’s budget requests and procurement priorities and policies, annual congressional budget authorization and appropriation processes, and other U.S. Government domestic and international priorities. U.S. Government spending levels, particularly defense spending, and timely funding thereof can affect our financial performance over the short and long term.

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

Income tax expense

Income tax expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations

The table below presents our condensed consolidated statements of operations for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$36,749	$32,472	$71,184	$67,229
Cost of revenues	24,698	24,359	47,412	51,728
Gross margin	12,051	8,113	23,772	15,501
Operating expenses:
Selling, general and administrative	31,848	21,487	61,073	44,219
Research and development	7,562	4,393	13,095	8,559
Restructuring charges	384	1,899	384	3,597
Transaction expenses	815	—	2,033	—
Goodwill impairment	—	70,636	—	70,636
Operating loss	(28,558)	(90,302)	(52,813)	(111,510)
Interest expense	307	4,419	624	9,535
Interest income	(3,817)	(1,704)	(7,602)	(2,260)
Net increase in fair value of derivatives	471	135,751	20,596	169,087
Loss on extinguishment of debt	—	—	15,826	2,577
Other expense, net	225	(163)	236	117
Loss before taxes	(25,744)	(228,605)	(82,493)	(290,566)
Income tax expense	5	14	19	39
Net loss	$(25,749)	$(228,619)	$(82,512)	$(290,605)

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenues

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues	$36,749	$32,472	$4,277	13.2%

Revenues increased by $4.3 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to the inclusion of Ask Sage during three months ended June 30, 2026.

Cost of Revenues

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Cost of revenues	$24,698	$24,359	$339	1.4%
Cost of revenues as a percentage of revenues	67%	75%

Cost of revenues as a percentage of total revenues decreased to 67% for the three months ended June 30, 2026 as compared to 75% for the three months ended June 30, 2025. The decrease in cost of revenue as a percentage of total revenue was driven by the inclusion of higher margin Ask Sage revenues during three months ended June 30, 2026 as compared to three months ended June 30, 2025.

SG&A

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
SG&A	$31,848	$21,487	$10,361	48.2%
SG&A as a percentage of revenues	87%	66%

SG&A expenses as a percentage of total revenues for the three months ended June 30, 2026 increased to 87% as compared to 66% for the three months ended June 30, 2025. The year-over-year increases include Ask Sage’s headcount and operating expenses not present in three months ended June 30, 2025, as well as significant investments in sales, marketing and other initiatives during three months ended June 30, 2026.

Research and Development

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Research and development	$7,562	$4,393	$3,169	72.1%

Research and development expenses increased by $3.2 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in research and development expenses was driven by higher headcount and fewer projects qualifying for software capitalization compared to three months ended June 30, 2025. During the three months ended June 30, 2025, $1 million of research and development costs were capitalized compared to $0 for the three months ended June 30, 2026.

Restructuring Charges

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Restructuring charges	$384	$1,899	$(1,515)	(79.8)%

Restructuring charges decreased by $1.5 million during three months ended June 30, 2026 as compared to three months ended June 30, 2025. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction Expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Transaction expenses	$815	$—	$815	100.0%

Transaction expenses for the three months ended June 30, 2026 consist of diligence, legal and other related expenses associated with the Ask Sage and CargoSeer acquisitions.

Goodwill impairment

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Goodwill impairment	$—	$70,636	$(70,636)	(100.0)%

During the three months ended June 30, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, driven by a change in forecast.

Interest Expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Interest expense	$307	$4,419	$(4,112)	(93.1)%

Interest expense during the three months ended June 30, 2026 and 2025 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during three months ended June 30, 2026 as compared to three months ended June 30, 2025 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to the conversion of the remaining balance during the first quarter of 2026.

Interest income

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Interest Income	$(3,817)	$(1,704)	$(2,113)	124.0%

The increase in interest income is primarily related to a higher average cash and investment balances during three months ended June 30, 2026 versus comparative periods resulting from cash raised through at-the-money equity issuances, and includes interest earned from our investments in debt securities.

Net increase in fair value of derivatives

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Net increase (decrease) in fair value of derivatives	$471	$135,751	$(135,280)	(99.7)%

The net increase in fair value of derivatives of $0.5 million for the three months ended June 30, 2026 consists of fair value remeasurements of the 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants. The net increase in fair value of derivatives of $135.8 million for the three months ended June 30, 2025 consists of fair value remeasurements of the 2029 Notes Conversion Option, 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants.

Other expense (income)

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Other expense (income)	$225	$(163)	$388	(238.0)%

The change in other income during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 is primarily driven by foreign exchange losses and management fees on our debt securities portfolio.

Income tax expense

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Income tax expense	$5	$14	$(9)	(64.3)%
Effective tax rate	—%	—%

The effective tax rate for the three months ended June 30, 2026 and the three months ended June 30, 2025 are consistent. The effective tax rate for the three months ended June 30, 2026 and June 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance. The benefit for three months ended June 30, 2026 and 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity.

As of June 30, 2026, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 13—Income Taxes of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenues

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues	$71,184	$67,229	$3,955	5.9%

Revenues increased by $4.0 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 primarily due to the inclusion of Ask Sage offset by lower volume on the Army programs and significant one time contracts that contributed revenues during the six months ended June 30, 2025, that did not recur during the six months ended June 30, 2026..

Cost of revenues

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Cost of revenues	$47,412	$51,728	$(4,316)	(8.3)%
Cost of revenues as a percentage of revenues	67%	77%

Cost of revenues as a percentage of total revenues was 67% and 77% for the six months ended June 30, 2026 and 2025, respectively. The decrease in cost of revenue as a percentage of total revenue was driven by the inclusion of higher margin Ask Sage revenues during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease in total dollars of cost of revenues was primarily due to lower volume on Army programs during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

SG&A

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
SG&A	$61,073	$44,219	$16,854	38.1%
SG&A as a percentage of revenues	86%	66%

SG&A expenses as a percentage of total revenues for the six months ended June 30, 2026 increased to 86% as compared to 66% for the six months ended June 30, 2025. The year-over-year increase is driven by increased asset amortization from the Ask Sage acquisition, increased legal and proxy expenses related to our special stockholder meeting and establishing our new Retail Voting Program and increased sales and marketing expenses resulting from partnerships and expanding our growth team.

.

Research and development

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Research and development	$13,095	$8,559	$4,536	53.0%

Research and development expenses increased by $4.5 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase in research and development expenses was driven by higher headcount and fewer projects qualifying for software capitalization compared to the six months ended June 30, 2025. During the six months ended June 30, 2025, $2.6 million of research and development costs were capitalized compared to $0 for the six months ended June 30, 2026.

Restructuring charges

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Restructuring charges	$384	$3,597	$(3,213)	(89.3)%

Restructuring charges decreased by $3.2 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Transaction expenses	$2,033	$—	$2,033	100.0%

Transaction expenses for the six months ended June 30, 2026 consist of diligence, legal and other related expenses associated with the Ask Sage and CargoSeer acquisitions, as well as costs associated with evaluating other acquisition opportunities. There were no transaction expenses for the six months ended June 30, 2025.

Goodwill impairment

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Goodwill impairment	$—	$70,636	$(70,636)	(100.0)%

During the six months ended June 30, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, driven by a change in forecast.

Interest expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Interest expense	$624	$9,535	$(8,911)	(93.5)%

Interest expense during the six months ended June 30, 2026 and 2025 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to the conversion of the remaining balance during the six months ended June 30, 2026.

Interest income

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Interest income	$(7,602)	$(2,260)	$(5,342)	236.4%

The increase in interest income is primarily related to a higher average cash and investment balances during the six months ended June 30, 2026 compared to comparative periods resulting from cash raised through at-the-money equity issuances, and includes interest earned from our investments in debt securities.

Net increase in fair value of derivatives

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Net increase in fair value of derivatives	$20,596	$169,087	$(148,491)	(87.8)%

The net increase in fair value of derivatives of $20.6 million for the six months ended June 30, 2026 includes fair value remeasurements of the 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants, as well as the remeasurement of 2029 Notes Conversion Option immediately prior to conversion. The decrease of $148.5 million is due to a decrease in the stock price between June 30, 2025 and June 30, 2026.

Loss on extinguishment of debt

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Loss on extinguishment of debt	$15,826	$2,577	$13,249	514.1%

Loss on extinguishment of debt during the six months ended June 30, 2026 and 2025 relates to the write-off of the unamortized debt issuance costs and discount on the 2029 Convertible Notes that were voluntarily converted by noteholders.

Other expense, net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Other expense, net	$236	$117	$119	101.7%

The change in other expense, net during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 is primarily driven by foreign exchange losses and management fees on our debt securities portfolio.

Income tax expense

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Income tax expense	$19	$39	$(20)	(51.3)%
Effective tax rate	—%	(0.1)%

The effective tax rate for the six months ended June 30, 2026 and 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The benefit for the six months ended June 30, 2026 and 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity and to the change in valuation allowance as a result of the Ask Sage acquisition.

As of June 30, 2026, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

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

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(25,749)	$(228,619)	$(82,512)	$(290,605)
Interest expense	307	4,419	624	9,535
Interest income	(3,817)	(1,704)	(7,602)	(2,260)
Income tax expense	5	14	19	39
Depreciation and amortization	6,806	3,451	13,887	6,921
EBITDA	(22,448)	(222,439)	(75,584)	(276,370)
Adjustments:
Equity-based compensation	4,743	4,319	8,166	11,719
Employer payroll taxes related to equity-based compensation(1)	1,188	611	2,024	1,626
Net increase in fair value of derivatives(2)	471	135,751	20,596	169,087
Restructuring charges(3)	384	1,899	384	3,597
Non-recurring strategic initiatives(4)	2,758	717	4,220	1,611
Non-recurring litigation(5)	423	8	669	30
Transaction expenses(6)	815	—	2,033	—
Non-recurring integration costs(7)	94	—	158	—
Goodwill impairment(8)	—	70,636	—	70,636
Loss on extinguishment of debt(9)	—	—	15,826	2,577
Adjusted EBITDA	$(11,572)	$(8,498)	$(21,508)	$(15,487)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The change in fair value of derivatives during the three months ended June 30, 2026 consists of net losses related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and 2026 Notes Conversion Option. The change in fair value of derivatives during the six months ended June 30, 2026 primarily relates to a $28.3 million mark-to-market loss for the 2029 Notes Conversion Options immediately prior to conversion. This was offset by net gains related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and 2026 Notes Conversion Option of $7.7 million.

The change in fair value of derivatives during the three months ended June 30, 2025 relates to the remeasurement of the 2025 warrants, IPO warrants and the 2026 and 2029 Notes Conversion Options derivative liabilities. The change during the six months ended June 30, 2025, relates to the $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants and issuance of the warrants in 2025 in connection with the warrant exercise agreements entered into on February 5, 2025. During the six months ended June 30, 2025,loss related to a mark-to-market adjustment of $59.9M adjustment for the debt to equity conversions during the period was reported. There was an offsetting gain related to the fair market value adjustment on the 2025 warrants and the private warrants of $2.6 million. Additionally, there was an loss of $7.0 million fair market value adjustment of the 2026 and 2029 Notes Conversion Option, during the six months ended June 30, 2025.

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

(5)	Non-recurring litigation consists primarily of legal settlements and related fees for specific proceedings that we have determined arise outside of the ordinary course of business based on the following considerations which we assess regularly: (1) the frequency of similar cases that have been brought to date, or are expected to be brought within two years; (2) the complexity of the case; (3) the nature of the remedy(ies) sought, including the size of any monetary damages sought; (4) offensive versus defensive posture of us; (5) the counterparty involved; and (6) our overall litigation strategy.
(6)	Transaction expenses during the six months ended June 30, 2026 consist primarily of diligence, legal and other related expenses incurred associated with the Ask Sage and CargoSeer acquisitions.
(7)	Non-recurring internal integration costs related to the Ask Sage acquisition.
(8)	During the six months ended June 30, 2025, the company recognized a non-cash goodwill impairment charge primarily driven by a change in forecast during the second quarter of 2025.
(9)	Loss on extinguishment of debt is related to voluntary conversions of the 2029 Notes to common stock and the related extinguishment of unamortized debt discount and debt costs.

Free Cash Flow

Free cash flow is defined as net cash used in operating activities less capital expenditures. Management believes free cash flow is useful to investors, analysts and others because it provides a meaningful measure of the Company’s ability to generate cash and meet its debt obligations.

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(40,208)	$(10,532)
Capital expenditures, net	(635)	(2,784)
Free cash flow	$(40,843)	$(13,316)

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

The following table summarizes certain backlog information (in thousands):

	June 30, 2026	December 31, 2025
Funded	$79,415	$54,859
Unfunded	31,709	57,509
Priced, unexercised options	148,996	130,564
Unpriced, unexercised options	9,477	5,128
Total backlog	$269,597	$248,060

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

ATM Program

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”), which the SEC declared effective on April 21, 2023. Pursuant to the Company’s controlled equity offering agreement (the “Controlled Equity Offering Agreement”) dated as of May 10, 2024, with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, under an “at the market” offering program (the “ATM Program”) the Company agreed to pay commissions to Cantor as its sales agent for their service with respect to the sales of common stock through the ATM Program.

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

In May 2024, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150.0 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement.

In June 2025, the Company filed a prospectus supplement to the 2023 Shelf Registration Statement which allows the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $150.0 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement.

During the six months ended June 30, 2025, the Company sold 142,253,313 shares of common stock under the ATM Program for an aggregate offering price of $300.0 million. Total issuance costs related to the ATM Program were approximately $5.2 million, resulting in aggregate net proceeds of approximately $294.8 million during the six months ended June 30, 2025.

In August 2025, the Company filed an additional prospectus supplement to the 2023 Shelf Registration Statement which allowed the Company to sell, from time to time and at its discretion, Company securities having an aggregate offering price of up to $337.1 million including shares of common stock that may be sold pursuant to the Company’s Controlled Equity Offering Agreement (the “August 2025 Sales Agreement”). During the remainder of the year ended December 31, 2025, the Company sold 65,000,000 shares of common stock under the August 2025 Sales Agreement for an aggregate offering price of $337.1 million. Total issuance costs related to the ATM Program were approximately $3.1 million, resulting in aggregate net proceeds of approximately $334.0 million.

As of June 30, 2026, no capacity remained available under the ATM programs.

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

Our available liquidity as of June 30, 2026 and December 31, 2025, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	June 30, 2026	December 31, 2025
Available cash and cash equivalents	$36,278	$87,126
Available for sale investments	373,525	374,410
Total available liquidity	$409,803	$461,536

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	June 30, 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
D&O Financing Loan	—	—
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	1,025	35,229
Total debt, net	16,643	107,044
Less: current portion	16,643	16,560
Long-term debt, net	$—	$90,484

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

During the six months ended June 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of 16.7 million shares of common stock.

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of June 30, 2026, the Company was in compliance with all covenants related to the 2026 Convertible Notes.

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of June 30, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(1,025)	$16,643	$17,192

Cash Flows

The table below summarizes certain information from our condensed consolidated statements of cash flows for the following periods:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(40,208)	$(10,532)
Net cash used in provided by investing activities	(10,318)	(2,784)
Net cash (used in) provided by financing activities	(4,200)	354,765
Effect of foreign currency rate changes on cash and cash equivalents	144	(745)
Net (decrease) increase in cash, cash equivalents and restricted cash	(54,582)	340,704
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141
Cash, cash equivalents, and restricted cash at the end of the period	$38,065	$390,845

Operating activities

For the six months ended June 30, 2026, net cash used in operating activities was $40.2 million. Net loss before deducting depreciation, amortization and other non-cash items was $24.1 million and was further impacted by an unfavorable change in net working capital of $16.1 million. The unfavorable change in net working capital was largely driven by an increase in accounts payable of $5.0 million, a decrease in contract liabilities of $4.5 million, an increase in accounts receivable of $8.9 million, and an increase in contract assets of $0.2 million.

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

Investing activities

For the six months ended June 30, 2026, net cash used in investing activities was $10.3 million, primarily consisting of proceeds from the maturities of debt security investments of $0.5 million, cash paid for the acquisitions of Ask Sage and CargoSeer of $10.2 million, and purchases of property, plant and equipment of $0.6 million.

For the six months ended June 30, 2025, net cash used in investing activities was $2.8 million, primarily consisting of capitalized software development costs of $2.7 million.

Financing activities

For the six months ended June 30, 2026, net cash used in financing activities was $4.2 million, primarily consisting of deferred purchase consideration payment related to the Ask Sage acquisition of $4.5 million, payments of taxes related to net share settlement of equity awards of $1.3 million offset by the proceeds from the exercise of options of $0.1 million.

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

The estimated fair value of our derivative liabilities related to our warrants, including the 2025 RDO Warrants and the IPO private warrants, was $10.2 million as of June 30, 2026. We remeasure the fair value of these derivatives at the end of each reporting period with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.

The estimated fair value of our derivative liabilities related to our 2026 Convertible Notes was $0.2 million as of June 30, 2026. Additionally, our Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note 17—Derivatives and Note 11—Debt in the notes to our condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.

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

We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate short-term debt. As of June 30, 2026, the outstanding principal amount of our long-term debt was $17.7 million excluding unamortized discounts and issuance costs of $1.0 million.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure..

Management’s Reporting on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of June 30, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended June 30, 2026.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibits	Form	Date Filed	File Number	Original Exhibit Number	Filed Herewith	Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of BigBear.ai Holdings, Inc., filed with the Secretary of State of the State of Delaware on December 7, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.1
3.1	Certificate of Amendment to BigBear.ai Holdings, Inc.'s Second Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on June 9, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on June 12, 2026)	8-K	6/12/2026	001-40031	3.1
3.2	Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on December 13, 2021).	8-K	12/13/2021	001-40031	3.2
3.3	Amendment No. 1 to the Amended and Restated Bylaws of BigBear.ai Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by BigBear.ai Holdings, Inc. on March 27,2025).	8-K	3/27/2025	001-40031	3.1
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

Date: July 30, 2026	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer (Principal Financial Officer)