Form 10-Q
period 2026-09-30
BigBear.ai Holdings, Inc.
filed 2026-10-28
CIK 1836981

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 481,390,957 shares of our common stock, $0.0001 par value per share, outstanding as of October 23, 2026.

BIGBEAR.AI HOLDINGS, INC.
Quarterly Report on Form 10-Q
September 30, 2026

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BigBear.ai Holdings, Inc. and Subsidiaries

Index to Condensed Consolidated Financial Statements

Page Number
Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited), and December 31, 2025	4
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	5
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	8
Notes to Condensed Consolidated Financial Statements
Note 1—Description of the Business	10
Note 2—Summary of Significant Accounting Policies	10
Note 3—Restructuring Charges	11
Note 4—Business Combinations	12
Note 5—Fair Value of Financial Instruments	14
Note 6—Investments in Debt Securities	16
Note 7—Goodwill	17
Note 8—Intangible Assets, net	18
Note 9—Prepaid Expenses and Other Current Assets	19
Note 10—Accrued Liabilities	19
Note 11—Debt	20
Note 12—Leases	22
Note 13—Income Taxes	23
Note 14—Commitments and Contingencies	23
Note 15—Stockholders’ Equity	24
Note 16—At-the-Market Offering	25
Note 17—Derivatives	26
Note 18—Equity-Based Compensation	30
Note 19—Net Loss Per Share	33
Note 20—Revenues	34
Note 21—Segments	37
Note 22—Subsequent Events	37

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$77,112	$87,126
Restricted cash	1,687	5,521
Available for sale investments, at fair value (amortized cost of $209,456 at September 30, 2026 and $200,468 at December 31, 2025)	208,678	200,461
Accounts receivable, less allowance for credit losses of $131 as of September 30, 2026 and $438 as of December 31, 2025	40,471	22,703
Contract assets	1,257	218
Prepaid expenses and other current assets	21,298	14,514
Total current assets	350,503	330,543
Non-current assets:
Property and equipment, net	1,923	1,562
Goodwill	161,665	241,100
Intangible assets, net	124,391	139,470
Available for sale investments, at fair value (amortized cost of $114,345 at September 30, 2026 and $173,789 at December 31, 2025)	113,185	173,949
Right-of-use assets	5,413	7,063
Other non-current assets	902	860
Total assets	$757,982	$894,547

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,224	$6,088
Current portion of long-term debt, net	16,685	16,560
Accrued liabilities	16,893	19,649
Contract liabilities	21,232	14,756
Current portion of long-term lease liability	706	1,095
Derivative liabilities	6,227	116,906
Other current liabilities	1,253	10,466
Total current liabilities	71,220	185,520
Non-current liabilities:
Long-term debt, net	—	90,484
Long-term lease liability	5,121	6,673
Total liabilities	76,341	282,677
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock, par value $0.0001; 1,000,000,000 shares authorized and 480,428,208 shares issued and outstanding at September 30, 2026 and 500,000,000 shares authorized and 436,955,655 shares issued and outstanding at December 31, 2025	49	46
Additional paid-in capital	1,723,521	1,534,792
Treasury stock, at cost; zero shares at September 30, 2026 and 9,952,803 shares at December 31, 2025	—	(57,350)
Accumulated deficit	(1,039,921)	(865,555)
Accumulated other comprehensive loss	(2,008)	(63)
Total stockholders’ equity	681,641	611,870
Total liabilities and stockholders’ equity	$757,982	$894,547

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$43,581	$33,143	$114,765	$100,372
Cost of revenues	29,987	25,714	77,399	77,442
Gross margin	13,594	7,429	37,366	22,930
Operating expenses:
Selling, general and administrative	31,308	25,255	92,381	69,474
Research and development	5,385	3,375	18,480	11,934
Restructuring charges	64	660	448	4,257
Transaction expenses	59	—	2,092	—
Goodwill impairment	76,737	—	76,737	70,636
Operating loss	(99,959)	(21,861)	(152,772)	(133,371)
Interest expense	307	4,604	931	14,139
Interest income	(3,821)	(4,306)	(11,423)	(6,566)
Net (decrease) increase in fair value of derivatives	(4,228)	(26,125)	16,368	142,962
Loss on extinguishment of debt	—	—	15,826	2,577
Other expense, net	204	1,428	440	1,545
(Loss) income before taxes	(92,421)	2,538	(174,914)	(288,028)
Income tax (benefit) expense	(567)	17	(548)	56
Net (loss) income	$(91,854)	$2,521	$(174,366)	$(288,084)

Basic net (loss) income per share	$(0.19)	$0.01	$(0.37)	$(0.87)
Diluted net loss per share	$(0.19)	$(0.03)	$(0.37)	$(0.87)

Weighted-average shares outstanding:
Basic	480,324,180	396,589,354	477,522,574	331,973,873
Diluted	480,324,180	448,158,249	477,522,574	331,973,873

Other comprehensive loss
Unrealized losses on available-for-sale investments, net of tax	(1,068)	—	(2,091)	—
Foreign currency translation	3	(45)	146	(315)
Total other comprehensive loss	(1,065)	(45)	(1,945)	(315)
Total comprehensive (loss) income	$(92,919)	$2,476	$(176,311)	$(288,399)

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Three Months Ended September 30, 2026
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of June 30, 2026	479,494,493	$49	$1,719,285	$(943)	$—	$(948,067)	$770,324
Net loss	—	—	—	—	—	(91,854)	(91,854)
Foreign currency translation adjustments	—	—	—	3	—	—	3
Unrealized losses on available for sale investments, net	—	—	—	(1,068)	—	—	(1,068)
Equity-based compensation expense	—	—	4,624	—	—	—	4,624
Issuance of shares for equity-based compensation awards, net of tax settlements	933,715	—	(388)	—	—	—	(388)
As of September 30, 2026	480,428,208	$49	$1,723,521	$(2,008)	$—	$(1,039,921)	$681,641

	Three Months Ended September 30, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of June 30, 2025	369,171,608	$39	$1,186,256	$(149)	$(57,350)	$(862,246)	$266,550
Net Income	—	—	—	—	—	2,521	2,521
Foreign currency translation adjustments	—	—	—	(45)	—	—	(45)
Equity-based compensation expense	—	—	5,321	—	—	—	5,321
Exercise of options	742,808	—	1,971	—	—	—	1,971
Issuance of shares for equity-based compensation awards, net of tax settlements	863,302	—	(356)	—	—	—	(356)
Issuance of shares from at-the-market offering	65,000,000	7	334,047	—	—	—	334,054
Issuance of shares purchased under ESPP	—	—	—	—	—	—	—
As of September 30, 2025	435,777,718	$46	$1,527,239	$(194)	$(57,350)	$(859,725)	$610,016

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2026
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive loss	stock	deficit	equity
As of December 31, 2025	436,955,655	$46	$1,534,792	$(63)	$(57,350)	$(865,555)	$611,870
Net loss	—	—	—	—	—	(174,366)	(174,366)
Foreign currency translation adjustments	—	—	—	146	—	—	146
Unrealized loss on available for sale investments, net	—	—	—	(2,091)	—	—	(2,091)
Equity-based compensation expense	—	—	12,790	—	—	—	12,790
Exercise of options	43,430	—	80	—	—	—	80
Issuance of shares upon conversion of 2029 Notes	38,069,987	3	233,354	—	—	—	233,357
Issuance of shares purchased under ESPP	315,409	—	1,590	—	—	—	1,590
Issuance of shares for equity-based compensation awards, net of tax settlements	5,043,727	—	(1,735)	—	—	—	(1,735)
Retirement of treasury stock	—	—	(57,350)	—	57,350	—	—
As of September 30, 2026	480,428,208	$49	$1,723,521	$(2,008)	$—	$(1,039,921)	$681,641

	Nine Months Ended September 30, 2025
	Common stock		Additional	Acc. other	Treasury	Accumulated	Total stockholders’
	Shares	Amount	paid in capital	comprehensive income (loss)	stock	deficit	(deficit) equity
As of December 31, 2024	251,554,378	$26	$625,130	$121	$(57,350)	$(571,641)	$(3,714)
Net loss	—	—	—	—	—	(288,084)	(288,084)
Foreign currency translation adjustments	—	—	—	(315)	—	—	(315)
Equity-based compensation expense	—	—	17,040	—	—	—	17,040
Exercise of options	1,868,022	—	3,604	—	—	—	3,604
Issuance of shares for equity-based compensation awards, net of tax settlements	6,987,676	1	(2,037)	—	—	—	(2,036)
Issuance of shares for paid-in-kind interest on 2029 Notes	1,084,119	—	4,095	—	—	—	4,095
Proceeds from exercise of the 2024 warrants	14,800,000	2	113,952	—	—	—	113,954
Issuance of shares upon conversion of 2029 Notes	16,658,335	2	135,597	—	—	—	135,599
Issuance of shares purchased under ESPP	571,875	—	1,069	—	—	—	1,069
Issuance of shares from at-the-market offering	142,253,313	15	628,789	—	—	—	628,804
As of September 30, 2025	435,777,718	$46	$1,527,239	$(194)	$(57,350)	$(859,725)	$610,016

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(174,366)	$(288,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	20,519	11,048
Amortization of debt discount and issuance costs	125	6,949
Accretion of discount on investments in debt securities	(817)	(125)
Equity-based compensation expense	12,790	17,040
Goodwill impairment	76,737	70,636
Non-cash lease expense	673	1,954
Provision for doubtful accounts	42	351
Loss on extinguishment of debt	15,826	2,577
Increase in fair value of derivatives	16,368	142,962
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(18,364)	14,239
(Increase) in contract assets	(1,039)	(1,285)
(Increase) in prepaid expenses and other assets	(6,437)	(3,138)
Increase (decrease) in accounts payable	2,004	(2,889)
Increase in accrued expenses	701	6,514
Increase in contract liabilities	6,510	966
(Decrease) increase in other liabilities	(1,030)	168
Net cash used in operating activities	(49,758)	(20,117)
Cash flows from investing activities:
Purchases of investments in debt securities	(140,625)	(258,739)
Proceeds from maturities and sales of investments in debt securities	191,898	—
Acquisition of businesses, net of cash acquired	(10,183)	—
Purchases of property and equipment	(879)	(273)
Capitalized software development costs	—	(3,841)
Net cash provided by (used in) investing activities	40,211	(262,853)
Cash flows from financing activities:
Proceeds from issuance of shares for exercised RDO and PIPE warrants	—	64,673
Payment of Private Placement and Registered Direct Offering transaction costs	—	(551)
Repayment of short-term borrowings	—	(818)
Proceeds from at-the-market offering	—	637,073
Payment of transaction costs for at-the-market offering	—	(8,284)
Payment of debt issuance costs to third parties	—	(4,679)
Payment of deferred purchase consideration	(4,523)	—
Issuance of common stock upon ESPP purchase	1,590	1,069
Proceeds from exercise of options	80	3,604
Payments of tax withholding from the issuance of common stock	(1,629)	(2,037)
Net cash (used in) provided by financing activities	(4,482)	690,050
Effect of foreign currency rate changes on cash, cash equivalents, and restricted cash	181	(641)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,848)	406,439
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141

BIGBEAR.AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash, cash equivalents, and restricted cash at the end of the period	$78,799	$456,580

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock upon conversion of 2029 Notes	$233,356	$135,597
Issuance of common stock for paid-in-kind interest on 2029 Convertible Notes	$—	$4,095
Issuance of common stock for exercise of RDO and PIPE warrants, net of cash received	$—	$49,832

Reconciliation of cash, cash equivalents, and restricted cash:	September 30, 2026	December 31, 2025
Cash and cash equivalents	$77,112	$87,126
Restricted cash	1,687	5,521
Cash, cash equivalents, and restricted cash at end of the period	$78,799	$92,647

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

Our actual results may differ materially from these estimates. Significant estimates inherent in the preparation of our condensed consolidated financial statements include, but are not limited to, accounting for revenue and cost recognition; evaluation of goodwill, intangible assets, and other assets for impairment; income taxes; equity-based compensation; fair value measurements; and contingencies. We eliminate intercompany balances and transactions in consolidation.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (“ASU 2025-06”). The ASU eliminates references to project stages and introduces a principles-based “probable-to-complete” capitalization threshold, meaning entities can capitalize internal-use software costs when management has approved and funded the project and it’s probable the software will be completed and used as intended. These changes are intended to reflect current iterative development practices and take effect for annual periods beginning after December 15, 2027, with early adoption permitted. The Company adopted ASU 2025-06 effective July 1, 2026. The adoption of ASU 2025-06 did not have a material impact on the Company’s financial statements and disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). The ASU requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. Additionally, the amendment requires a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. For public business entities, the new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption, which is expected to have an impact on disclosures only with no impact on the Company’s results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee separation costs	$—	$660	$—	$4,257

			As of
			September 30, 2026	September 30, 2025
Unpaid employee separation costs			$—	$1,374

The table below presents the activity in accrued restructuring charges for the nine months ended September 30, 2026:

As of December 31, 2025	$619
Additions	—
Settlements	(619)
As of September 30, 2026	$—

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

2026 Restructuring Plan

During 2026, the Company initiated an additional restructuring program focused on organizational realignment, resulting in employee severance costs of approximately $0.4 million. This initiative followed a comprehensive review of the Company’s cost structure and operating model. As part of the 2026 Restructuring Plan, the Company reduced its workforce and reduced and realigned operating expenses. The following table presents employee separation costs, net of tax, associated with this restructuring plan for the following periods, as well as the unpaid employee separation costs remaining related to the organizational restructurings at the end of each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee separation costs	$64	$—	$448	$—

			As of
			September 30, 2026	September 30, 2025
Unpaid employee separation costs			$—	$—

The table below presents the activity in accrued restructuring charges for the nine months ended September 30, 2026:

As of December 31, 2025	$—
Additions	448
Settlements	(448)
As of September 30, 2026	$—

The restructuring expenses for all periods presented are recorded in the restructuring charges line on the condensed consolidated statements of operations and comprehensive (loss) income. The restructuring accrual is included in the other current liabilities line in the condensed consolidated balance sheets.

As of September 30, 2026, there are no charges left to be paid under the 2026 restructuring events. The final payment was completed in the third fiscal quarter of 2026.

Note 4—Business Combinations

Ask Sage Acquisition

On December 31, 2025, pursuant to the agreement and plan of merger (“Ask Sage Merger Agreement”), dated November 10, 2025, by and among Atlas 2025 Merger Sub, Inc., a Delaware corporation and a direct wholly-owned subsidiary of the Company (“Ask Sage Merger Sub”) and Ask Sage, Inc., a Delaware corporation (“Ask Sage” or “Seller”) and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative of the Ask Sage security holders, pursuant to which, among other matters, Ask Sage Merger Sub merged with and into Ask Sage with Ask Sage Merger Sub ceasing to exist and Ask Sage surviving as a wholly-owned subsidiary of the Company (“Ask Sage Merger”).

Purchase consideration for the Ask Sage Merger and the related transactions as contemplated by the Ask Sage Merger Agreement of $272.1 million, which was subject to customary adjustments for indebtedness, cash, working capital and transaction expenses, was comprised of $262.4 million of cash paid at closing of the Ask Sage Merger, $5.2 million of cash paid shortly after closing, and $4.5 million withheld under the terms of the Ask Sage Merger Agreement at the time of the closing to cover any post-closing adjustments to the purchase price (“Adjustment Escrow Amount”). The Company is required to segregate the Adjustment Escrow Amount from its corporate funds and is restricted from using it for operating expenses or any other corporate purposes. The cash withheld for the Adjustment Escrow Amount was presented in restricted cash on the Company’s condensed consolidated balance sheet at December 31, 2025. The Adjustment Escrow Amount was settled during the three months ended June 30, 2026 and is

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

presented as a financing activity in the condensed consolidated statements of cash flows.

The following table summarizes the fair value of the consideration transferred and the fair values of the major classes of assets acquired and liabilities assumed as of the acquisition date. These fair values were based on management’s estimates and assumptions. Any adjustments to provisional amounts that are identified during the measurement period are reflected below.

	December 31, 2025	Measurement period adjustments(1)	December 31, 2025, as reported at September 30, 2026
Cash paid at closing	$262,443	$—	$262,443
Deferred consideration	5,183	—	5,183
Adjustment Escrow Amount	4,000	515	4,515
Purchase consideration	$271,626	$515	$272,141
Assets:
Cash	$33,418	$—	$33,418
Accounts receivable	1,331	(553)	778
Prepaid expenses and other current assets	256	390	646
Intangible assets	84,290	—	84,290
Total assets acquired	$119,295	$(163)	$119,132
Liabilities:
Accounts payable	3,354	105	3,459
Accrued expenses	3,675	(3,447)	228
Contract liabilities	11,622	(34)	11,588
Other current liabilities	13	—	13
Deferred tax liabilities	21,660	—	21,660
Total liabilities acquired	$40,324	$(3,376)	$36,948
Fair value of net identifiable assets acquired	78,971	3,213	82,184
Goodwill	$192,655	$(2,698)	$189,957
(1) Includes adjustments to net working capital and the estimated income tax provision.

The following table summarizes the intangible assets acquired by class and the weighted-average estimated useful lives:

	December 31, 2025	Weighted-average estimated useful lives
Technology	$65,220	7 years
Licenses and certifications	5,990	7 years
Customer relationships	12,785	3 years
Trade names	295	1 year
Total intangible assets	$84,290

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the net revenues, net loss and transaction expenses related to the Ask Sage Merger included in the results of operations for the following period:

	Three months ended September 30, 2026	Nine Months Ended September 30, 2026
Revenues	$8,929	$21,171
Net loss	(1,889)	(5,049)

Transaction expenses related to the Ask Sage Merger	—	832

Pro Forma Financial Data (Unaudited)

The following table presents the pro forma consolidated results of operations of BigBear.ai for the three and nine months ended September 30, 2025 as though the acquisition of Ask Sage had been completed as of January 1, 2024.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues	$37,988	$108,470
Net income (loss)	$625	$(298,116)

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

Acquisition of CargoSeer

On January 16, 2026, the Company acquired certain assets and liabilities of CargoSeer Ltd (“CargoSeer”), an Israel-based leader in unified AI decision support technology for customs and border operations. Purchase consideration for the acquisition of CargoSeer of $5.0 million, which was subject to net working capital adjustments for indebtedness, was paid in cash during the nine months ended September 30, 2026. The acquisition was accounted for as a business combination, whereby the excess of the purchase consideration over the fair value of identifiable net assets was allocated to goodwill. The preliminary fair value of the assets acquired and liabilities assumed is primarily comprised of acquired technology intangible assets of $4.5 million with an estimated useful life of seven years and customer relationships intangible assets of $0.5 million with an estimated useful life of four years. The acquired net working capital balances and goodwill are immaterial.

The net revenues and net loss included in the results of operations are immaterial for three and nine months ended September 30, 2026. The pro forma results of operations of the Company would not be materially different as a result of the acquisition of CargoSeer and therefore are not presented. Transaction expenses of $0.6 million attributable to the acquisition of CargoSeer have been recorded in the condensed consolidated statements of operations and comprehensive (loss) income for the nine months ended September 30, 2026.

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

Certain warrants that were issued at BigBear.ai’s initial public offering (“IPO Private Warrants”), warrants issued in BigBear.ai’s 2023 and 2024 private placement warrants (“PIPE Warrants”), and warrants issued in BigBear.ai’s 2023, 2024 and 2025 registered direct offering warrants (“RDO Warrants”) are valued using a modified Black-Scholes option pricing model (“OPM”). The conversion options of the 2026 Convertible Notes (“2026 Notes Conversion Option”) and 2029 Convertible Notes (“2029 Notes Conversion Option”) are valued using a binomial lattice convertible bond model and discounted cash flow method, considering the traded price of the 2026 Convertible Notes and 2029 Convertible Notes, respectively, and other unobservable input assumptions. The 2026 Notes Conversion Option, 2029 Notes Conversion Option, IPO Private Warrants, and RDO

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Warrants are considered to be Level 3 fair value measurements. See Note 17—Derivatives for information on the Level 3 inputs used to value the IPO Private Warrants, RDO Warrants, 2026 Notes Conversion Option, and the 2029 Notes Conversion Option.

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

The table below presents the financial assets and liabilities measured at fair value:

		September 30, 2026
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$321,863	$—	$321,863
2025 RDO Warrants	Derivative liabilities	—	—	6,220	6,220
IPO Private Warrants	Derivative liabilities	—	—	7	7
2026 Notes Conversion Option	Derivative liabilities	—	—	—	—
2029 Notes Conversion Option	Derivative liabilities	—	—	—	—

Nonrecurring fair value measurement:
Goodwill(1)	Goodwill	$—	$—	$161,665	$161,665

		December 31, 2025
	Balance Sheet Caption	Level 1	Level 2	Level 3	Total
Recurring fair value measurements:
Available for sale investments	Available for sale investments	$—	$374,410	$—	$374,410
2025 RDO Warrants	Derivative liabilities	—	—	16,437	16,437
IPO Private Warrants	Derivative liabilities	—	—	128	128
2026 Notes Conversion Option	Derivative liabilities	—	—	1,585	1,585
2029 Notes Conversion Option	Derivative liabilities	—	—	98,756	98,756

Nonrecurring fair value measurement:
Goodwill	Goodwill	$—	$—	$241,100	$241,100
(1) As of September 30, 2026, in accordance with ASC 350-20, goodwill with a carrying amount $238.4 million was written down to its fair value of $161.7 million, resulting in an impairment charge of $76.7 million, which was included in earnings during the third quarter of 2026.
The changes in the fair value of the Level 3 liabilities are as follows:

	2025 RDO warrants	IPO private warrants	2026 Notes Conversion Option	2029 Notes Conversion Option
December 31, 2025	$16,437	$128	$1,585	$98,756
Additions	—	—	—	—
Changes in fair value	(10,217)	(121)	(1,585)	28,291
Settlements	—	—	—	(127,047)
September 30, 2026	$6,220	$7	$—	$—

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

During the fourth quarter of fiscal year 2025, management reassessed its HTM portfolio and concluded that, based on certain facts and circumstances at the time, the Company could no longer assert its positive intent to hold the remaining debt securities to maturity. Accordingly, the remaining debt securities were reclassified from HTM to available for sale (“AFS”) during the fourth quarter of 2025. The Company’s investments in debt securities were classified as available for sale during the nine months ended September 30, 2026, and recorded at fair value. Unrealized gains and losses on AFS investments, net of applicable taxes, are reported in other comprehensive loss.

The table below summarizes the Company’s AFS investments:

	September 30, 2026
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$95,954	$—	$—	$(435)	$95,519
Corporate bonds	227,847	—	—	(1,503)	226,344
Total	$323,801	$—	$—	$(1,938)	$321,863

	December 31, 2025
	Amortized cost	Allowance for credit losses	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury securities	$131,229	$—	$123	$(2)	$131,350
Corporate bonds	243,028	—	129	(97)	243,060
Total	$374,257	$—	$252	$(99)	$374,410

				September 30, 2026	December 31, 2025
Weighted-average effective interest rate of AFS investments				4.03%	3.85%

The following table discloses investments in debt securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 months or longer:

	September 30, 2026
	Less than 12 months		More than 12 months
	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$95,519	$(435)	$—	$—
Corporate bonds	226,344	(1,503)	—	—
Total	$321,863	$(1,938)	$—	$—

	December 31, 2025
	Less than 12 months		More than 12 months
	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. Treasury securities	$131,350	$(2)	$—	$—
Corporate bonds	243,060	(97)	—	—
Total	$374,410	$(99)	$—	$—

As of September 30, 2026 and December 31, 2025, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

recovery of the securities’ amortized cost basis.

The table below presents the interest income on investments in debt securities, included within interest income on the condensed consolidated statements of operations and comprehensive (loss) income, and fair value of investments in debt securities sold during the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on investments in debt securities	$3,579	$1,051	$10,504	$1,051

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fair value of investments in debt securities sold	$—	$—	$1,229	$—

Realized gains (losses) on the sale of AFS investments were immaterial during the nine months ended September 30, 2026.

The table below presents the contractual maturity by major class of AFS investments. In some cases, the issuers may have the right to call obligations without penalties prior to the contractual maturity date.

	September 30, 2026
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$78,555	$78,267	$17,399	$17,252	$95,954	$95,519
Corporate bonds	130,901	130,411	96,946	95,933	227,847	226,344
Total	$209,456	$208,678	$114,345	$113,185	$323,801	$321,863

	December 31, 2025
	Within 1 year		1 to 5 years		Total
Balance sheet caption:	Available for sale investments (current assets)		Available for sale investments (non-current assets)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
U.S. Treasury securities	$72,075	$72,116	$59,154	$59,234	$131,229	$131,350
Corporate bonds	128,393	128,345	114,635	114,715	243,028	243,060
Total	$200,468	$200,461	$173,789	$173,949	$374,257	$374,410

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

Third Quarter of Fiscal 2026

During the third quarter of fiscal 2026, we performed a triggering event analysis to determine if it was more likely than not that

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

the fair value of the reporting unit was less than the carrying value. It was determined that there was a triggering event related to the downward revisions of the long-term forecasts. As a result of this assessment, we performed a quantitative impairment analysis and the Company recorded a $76.7 million non-cash impairment charge during the three months ended September 30, 2026. Our goodwill impairment test reflected an allocation of 50% and 50% between the income and market-based approaches, respectively. Significant inputs into the valuation models included the discount rate, EBITDA growth and estimated future cash flows. We used a discount rate of 12%, guideline peer group and their historical and forward-looking revenues in the goodwill impairment test. Subsequent to the impairment, there was no excess of reporting unit fair value over carrying value.

Accumulated impairment losses to goodwill were $285.9 million as of September 30, 2026.

The table below presents the changes in carrying amount of goodwill:

As of December 31, 2025	$241,100
Measurement period adjustments to goodwill arising from the acquisition of Ask Sage(1)	(2,698)
Goodwill impairment	(76,737)
As of September 30, 2026	$161,665
(1) Refer to Note 4—Business Combinations for details on the measurement period adjustments to goodwill.

Note 8—Intangible Assets, net

The intangible asset balances, accumulated amortization, and accumulated impairment are as follows:

	September 30, 2026
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,555	$(25,495)	$(43,264)	$—	$40,796	15.8
Licenses and certifications	5,990	(642)	—	—	5,348	7.0
Technology	110,755	(31,907)	(9,547)	—	69,301	7.0
Software for sale	18,383	(9,816)	—	(76)	8,491	3.0
Trade name	1,855	(808)	(592)	—	455	4.4
Total	$246,538	$(68,668)	$(53,403)	$(76)	$124,391

	December 31, 2025
	Gross carrying amount	Accumulated amortization	Accumulated impairment	Impact of foreign currency translation	Net carrying amount	Weighted average useful life in years
Customer relationships	$109,055	$(20,650)	$(43,264)	$—	$45,141	15.2
Licenses and certifications	5,990	—	—	—	5,990	7.0
Technology	106,255	(22,282)	(9,547)	—	74,426	7.0
Software for sale	18,020	(5,258)	—	361	13,123	3.0
Trade name	1,855	(473)	(592)	—	790	3.5
Total	$241,175	$(48,663)	$(53,403)	$361	$139,470

The table below presents all amortization and impairment expense related to all intangible assets as well as amortization expense related to capitalized software for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense related to intangible assets	$6,447	$3,952	$20,005	$10,642

Amortization expense related to capitalized software	$1,260	$1,229	$4,557	$2,469

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the estimated amortization expense on intangible assets for the next five years and thereafter as of September 30, 2026:

Remainder of 2026	$15,389
2027	23,756
2028	19,700
2029	13,972
2030	13,677
Thereafter	37,897
Total estimated amortization expense	$124,391

Note 9—Prepaid Expenses and Other Current Assets

The table below presents details on prepaid expenses and other current assets:

	September 30, 2026	December 31, 2025
Pre-contract costs(1)	$4,899	$3,274
IT procurement assets	5,390	—
Accrued interest receivable	3,060	4,125
Prepaid insurance	342	2,270
Prepaid marketing	2,926	1,697
Prepaid software and subscriptions	3,051	2,322
Other prepaid expenses	1,630	826
Total prepaid expenses and other current assets	$21,298	$14,514
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

Note 10—Accrued Liabilities
The table below presents details on accrued liabilities:

	September 30 2026	December 31 2025
Payroll accruals(1)	$14,628	$12,090
Accrued interest	622	356
Legal accruals	275	275
Other accrued expenses	1,368	6,928
Total accrued liabilities	$16,893	$19,649
(1) Inclusive of employer portion of taxes related to the vesting of equity awards and accrued subcontractor labor.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Note 11—Debt

The table below presents the Company’s debt balances:

	September 30 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	983	35,229
Total debt, net	16,685	107,044
Less: current portion	16,685	16,560
Long-term debt, net	$—	$90,484

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2026, the Company was in compliance with all covenants related to the 2026 Convertible Notes.

The 2026 Convertible Notes contain conversion features that meet the definition of a derivative and require separate accounting treatment from the debt host. Refer to Note 17—Derivatives for more information on the 2026 Notes Conversion Option.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of September 30, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs and debt discount	Carrying value	Fair value
2026 Convertible Notes	$17,668	$(983)	$16,685	$17,655

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

During the nine months ended September 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions have resulted in the issuance of 16.7 million shares of common stock.

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

The table below summarizes the components of interest expense for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$264	$2,445	$806	$7,190
Amortization of debt discount and deferred financing costs	43	2,159	125	6,949
Total interest expense	$307	$4,604	$931	$14,139

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

The following table presents supplemental information related to leases:

	September 30, 2026	September 30, 2025
Weighted average remaining lease term (years)	6.34	4.10
Weighted average discount rate	14.96%	14.51%

The table below summarizes total lease costs for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$474	$418	$1,478	$1,739
Variable lease expense	2	60	171	228
Short-term lease expense	12	5	42	5
Lease expense	$488	$483	$1,691	$1,972

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sublease income (1)	$67	$137	$329	$233
(1) As of September 30, 2026 and September 30, 2025, the Company has subleased three and four of its real estate leases, respectively.

The following table presents supplemental cash flow and non-cash information related to leases:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities - operating cash flows from leases	$1,557	$1,581

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of September 30, 2026, the future annual minimum lease payments for operating leases are as follows:

Remainder of 2026	$509
2027	1,400
2028	1,316
2029	1,336
2030	1,551
Thereafter	3,168
Total future minimum lease payments	$9,280
Less: amounts related to imputed interest	3,453
Present value of future minimum lease payments	5,827
Less: current portion of long-term lease liability	706
Long-term lease liability	$5,121

Note 13—Income Taxes

The table below presents the effective income tax rate for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective tax rate	(0.6)%	(0.7)%	(0.3)%	—%

The Company was taxed as a corporation for federal, state and local income tax purposes for the three and nine months ended September 30, 2026 and September 30, 2025. The effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to foreign, state, and local income taxes, permanent differences between book and taxable income, certain discrete items, and the change in valuation allowance.

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

Legal Proceedings

The Company is subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on the Company’s consolidated balance sheets, consolidated statements of operations, or cash flows. As of September 30, 2026, the Company has accrued $0.3 million related to various ongoing legal disputes. The $0.3 million balance as of September 30, 2026, reflects management’s best estimate as of that date and is net of any anticipated amounts recoverable through insurance.

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of September 30, 2026, the Company’s restricted cash balance consists of $1.7 million related to performance bonds for certain revenue contracts and security deposits.

As of December 31, 2025, the Company’s restricted cash comprises a $4.0 million escrow related to its acquisition of Ask Sage, performance bonds held for certain revenue contracts and security deposits and $1.5 million related to performance bonds for certain revenue contracts and security deposits.

Note 15—Stockholders’ Equity

Common Stock

On June 9, 2026, the Company held its annual meeting of shareholders where the shareholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 1,000,000,000.

The table below presents the details of the Company’s authorized common stock as of the following periods:

	September 30, 2026	December 31, 2025
Common stock:
Authorized shares of common stock	1,000,000,000	500,000,000
Common stock par value per share	$0.0001	$0.0001
Common stock outstanding at the period end	480,428,208	436,955,655

Treasury Stock

These shares are measured at cost and presented as treasury stock on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

During the nine months ended September 30, 2026, we retired 9,952,803 shares of treasury stock. As a result of this retirement, we reclassified a total of $57.4 million from treasury stock to additional paid-in capital, on the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit).

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Preferred Stock

The table below presents the details of the Company’s authorized preferred stock as of the following periods:

	September 30, 2026	December 31, 2025
Preferred stock:
Authorized shares of preferred stock	1,000,000	1,000,000
Preferred stock par value per share	$0.0001	$0.0001
Preferred stock outstanding at the period end	—	—

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

Note 16—At-the-Market Offering

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”), which the SEC declared effective on April 21, 2023. Pursuant to the Company’s controlled equity offering agreement (the “Controlled Equity Offering Agreement”) dated as of May 10, 2024, with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, under an “at the market” offering program (the “ 2024 ATM Program”), the Company agreed to pay commissions to Cantor as its sales agent for their service with respect to the sales of common stock through the 2024 ATM Program.

Pursuant to the Controlled Equity Offering Agreement, the Company may offer and sell common stock from time to time to or through Cantor, subject to the Company’s compliance with applicable laws and the applicable requirements of the Controlled Equity Offering Agreement. The Controlled Equity Offering Agreement stipulates that the Company will pay Cantor a commission of up to 3.0% of the gross offering proceeds of any shares of common stock sold to or through Cantor pursuant to the Controlled Equity Offering Agreement. The Company intends to use the net proceeds from sales of common stock issued under the 2024 ATM Program for general corporate and working capital purposes. The timing of any sales and the number of shares sold will depend on a variety of factors to be determined and considered by the Company. The Company is not obligated to sell any shares under the Controlled Equity Offering Agreement.

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

During the nine months ended September 30, 2025, the Company sold 142,253,313 shares of common stock under the 2024 ATM Program for an aggregate offering price of $637.1 million. Total issuance costs related to the 2024 ATM Program were approximately $8.3 million, resulting in aggregate net proceeds of approximately $628.8 million during the nine months ended September 30, 2025.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

In July 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which the Company may, from time to time, sell up to an aggregate of 100 million shares of its common stock through under an “at the market” offering program (the “2026 ATM Program”, together with the 2024 ATM Program, the “ATM Programs”).

The sales commissions and expenses related to each of the above common stock ATM offerings are considered direct and incremental costs and are charged against additional paid-in capital on the condensed consolidated balance sheets in the period in which the corresponding shares are issued and sold.

As of September 30, 2026, 100 million shares remained available under the 2026 ATM Program and no capacity remained available under the 2024 ATM Program.

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

The table below presents the value of the 2026 Notes Conversion Option under the Binomial Lattice Model using the following assumptions as of the following dates:

	September 30, 2026	December 31, 2025
Value of 2026 Notes Conversion Option ($ thousands)	$—	$1,585
Conversion price (dollars)	$10.61	$10.61
Common stock price (dollars)	$2.65	$5.40
Expected option term (years)	0.2	0.9
Expected volatility	110.00%	110.00%
Risk-free rate of return	4.10%	3.50%
Expected annual dividend yield	—%	—%

As of September 30, 2026, the 2026 Notes Conversion Option had a fair value of zero. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) on change in fair value of 2026 Notes Conversion Option	$248	$142	$1,585	$(2,326)

As of September 30, 2026, the remaining principal of the 2026 Convertible Notes outstanding was $17.7 million.

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

During the nine months ended September 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 16.7 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $59.9 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income. In conjunction with the conversion, a loss of $2.6 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the condensed consolidated statements of operations and comprehensive (loss) income

During the nine months ended September 30, 2026, $124.6 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of approximately 38.1 million shares of common stock in exchange for the retirement of the respective notes. Upon conversion of the notes, there was a mark-to-market adjustment to increase the debt conversion option derivative liability, resulting in a loss of $28.3 million, which is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income. In conjunction with the conversion, a loss of $15.8 million was recognized related to the convertible debt discount and unamortized deferred financing costs, and is presented in loss on extinguishment of debt on the consolidated statements of operations.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on change in fair value of 2029 Notes Conversion Option	$—	$(71,871)	$(28,291)	$(125,175)

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

On February 5, 2025, the Company entered into a warrant exercise agreement (the “RDO Warrant Exercise Agreement”) with an existing accredited investor (the “RDO Investor”) to exercise in full the outstanding 2024 RDO warrants to purchase up to an aggregate of 5,800,000 shares of the Company’s common stock for gross proceeds of $21.9 million. Upon settlement of the RDO warrants, a loss of $14.3 million was recognized for the nine months ended September 30, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on change in fair value of 2024 RDO Warrants	$—	$—	$—	$(14,294)

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

The table below presents the value of the 2025 RDO warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2026	December 31, 2025
Value of each 2025 RDO warrant (dollars)	$1.65	$4.36
Exercise price (dollars)	$9.00	$9.00
Common stock price (dollars)	$2.65	$5.40
Expected option term (years)	3.8	4.6
Expected volatility	120.00%	130.00%
Risk-free rate of return	4.98%	3.66%
Expected annual dividend yield	—%	—%

As of September 30, 2026, the 2025 RDO warrants had a fair value of $6.2 million and are presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) on change in fair value of 2025 RDO Warrants	$3,959	$1,244	$10,217	$(1,546)

As of September 30, 2026 there were 3,770,000 2025 RDO warrants issued and outstanding.

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

On February 10, 2025, the Company entered into a warrant exercise agreement (the “PIPE Warrant Exercise Agreement”) with an existing accredited investor (the “PIPE Investor”) to exercise 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income.

On February 11, 2025, the Company entered into an additional PIPE Warrant Exercise Agreement with the same PIPE Investor to

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

exercise the remaining 4,500,000 of the outstanding PIPE warrants to purchase up to an aggregate of 9,000,000 shares of the Company’s common stock for gross proceeds of $21.4 million. Upon settlement of the PIPE warrants, a gain of $0.1 million was recognized as a result of the change in fair value for the three months ended March 31, 2025 and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income.

The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on change in fair value of 2024 PIPE Warrants	$—	$—	$—	$270

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

The table below presents the Company’s IPO public warrants issued and outstanding as of the following periods:

	September 30, 2026	December 31, 2025
IPO public warrants issued	12,252,439	12,252,439
IPO public warrants outstanding	12,252,439	12,252,439

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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the value of the IPO private warrants under the Black-Scholes OPM using the following assumptions as of the following dates:

	September 30, 2026	December 31, 2025
Fair value of each IPO private warrant (dollars)	$0.08	$1.75
Exercise price (dollars)	$11.50	$11.50
Common stock price (dollars)	$2.65	$5.40
Expected option term (years)	0.2	0.9
Expected volatility	200.00%	140.00%
Risk-free rate of return	4.09%	3.46%
Expected annual dividend yield	—%	—%

As of September 30, 2026, the IPO private warrants had a fair value of $7 thousand and is presented on the condensed consolidated balance sheets within derivative liabilities. The following was recognized as a result of the change in fair value and is presented in net increase in fair value of derivatives on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain on change in fair value of IPO private warrants	$21	$39	$121	$109

The table below presents the Company’s IPO private warrants issued and outstanding as of the following periods:

	September 30, 2026	December 31, 2025
IPO private warrants issued	73,333	73,333
IPO private warrants outstanding	73,333	73,333

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

During the nine months ended September 30, 2025, the Company’s Former Parent sold its interest in BigBear. The liquidity event triggered the measurement of the market-related conditions of the unvested Tranche II Incentive Units. The market conditions were not met, and as a result, all unvested Incentive Units were forfeited.

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

Pursuant to the Plan, the Company’s Board of Directors grants certain grantees stock options (“Stock Options”) to purchase shares of the Company’s common stock. The Stock Options vest over four years with 25% vesting on the one year anniversary of the grant date and 6.25% vesting on the last day of each calendar quarter thereafter until the grant is fully vested. Vesting is contingent upon continued employment or service to the Company and is accelerated in the event of death, disability, or a change in control, subject to certain conditions; the unvested portion of a grantee’s Stock Options will be immediately forfeited and cancelled if the grantee ceases employment or service to the Company. The Stock Options expire on the 10th anniversary of the grant date.

No Stock Options were granted during the nine months ended September 30, 2026.

The table below presents the activity and other information on the outstanding stock options:

	Stock Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,735,338	$2.80	7.56	$4,684
Exercised	(43,430)	1.84
Expired	(158,915)	2.38
Outstanding as of September 30, 2026	1,532,993	$2.85	7.14	$725

Vested and exercisable as of September 30, 2026	1,145,969	$2.75	6.77	$717

				As of
				September 30, 2026
Unrecognized compensation costs related to the stock options				$1,153
Weighted average recognition period for unrecognized compensation costs				2.20 years

Restricted Stock Units

During the nine months ended September 30, 2026, pursuant to the Plan, the Company’s Board communicated the key terms and committed to grant Restricted Stock Units (“RSUs”) to certain employees and certain nonemployee directors and consultants. The Company granted 6,402,236 RSUs to employees and 285,266 RSUs to nonemployee directors during the nine months ended September 30, 2026. RSUs granted to employees generally vest over four years, with 25% vesting on the one year anniversary of the grant date and then 6.25% per each quarter thereafter on the two, three and four year anniversary of the grant date. RSUs granted to nonemployee directors vest 25% each quarter following the grant date or 100% upon the first anniversary of the grant date. Vesting of RSUs is accelerated in the event of death, disability, or a change in control, subject to certain conditions.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents the activity and other information on the outstanding RSUs:

	RSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	11,832,102	$2.73
Granted	6,687,502	3.39
Vested	(4,653,188)	2.64
Forfeited	(1,144,518)	2.88
Unvested as of September 30, 2026	12,721,898	$3.09

		As of
		September 30, 2026
Unrecognized compensation costs related to the RSUs		$35,467
Weighted average recognition period for unrecognized compensation costs		2.64 years

Performance Stock Units

Pursuant to the Plan, the Company’s Board communicated the key terms and granted Performance Stock Units (“PSUs”) to certain employees. The Company grants PSUs to certain employees with performance measures specific to the role of that employee or as a retention incentive (“Discretionary PSUs”). During the nine months ended September 30, 2026, the Company granted no Discretionary PSUs. The Company granted zero Short-Term Incentive PSUs (“STI PSUs”) to employees, which contain performance measures based on a combination of the Company’s financial performance as well as the individual’s personal performance. The number of STI PSUs that will vest is based on the achievement of the performance criteria during each respective annual measurement period, provided that the employees remain in continuous service on each vesting date. Vesting will not occur unless a minimum performance criteria threshold is achieved.

The table below presents the activity and other information on the outstanding PSUs:

	PSUs Outstanding	Weighted-Average Grant Date Fair Value Per Share
Unvested as of December 31, 2025	2,830,998	$3.37
Vested	(1,040,410)	3.84
Forfeited	(1,790,588)	3.68
Unvested as of September 30, 2026	—	$—

There is no unrecognized compensation costs related to the PSUs as of September 30, 2026.

Employee Share Purchase Plan (“ESPP”)

Concurrently with the adoption of the Plan, the Company’s Board adopted the 2021 Employee Stock Purchase Plan (the “ESPP”), which authorizes the grant of rights to purchase common stock of the Company to employees, officers and directors (if they are otherwise employees) of the Company. As of September 30, 2026, the Company reserved an aggregate of 8,924,598 common shares (subject to annual increases on January 1 of each year and ending in 2031) of the Company’s common stock for grants under the ESPP. During the nine months ended September 30, 2026, 315,409 shares were sold under the ESPP. As of September 30, 2026, the Company has withheld employee contributions of $1.0 million for future ESPP purchases, which are presented on the condensed consolidated balance sheets within other current liabilities.

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
As of September 30, 2026, there was approximately $0.2 million of unrecognized compensation costs related to the ESPP, which is expected to be recognized over the remaining weighted average period of 0.17 years.

Equity-based Compensation Expense

The table below presents the total equity-based compensation expense recognized for Class B Units, Stock Options, RSUs, PSUs, and ESPP in selling, general and administrative expense, cost of revenues, and research and development for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Equity-based compensation expense in selling, general and administrative	$2,654	$2,972	$7,217	$9,498
Equity-based compensation expense in cost of revenues	1,362	1,751	4,144	5,662
Equity-based compensation expense in research and development	608	598	1,429	1,880
Total equity-based compensation expense	$4,624	$5,321	$12,790	$17,040
Note 19—Net Loss Per Share

The numerators and denominators of the basic and diluted net loss per share are computed as follows (in thousands, except per share, unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted net loss per share	2026	2025	2026	2025
Numerator:
Net loss	$(91,854)	$2,521	$(174,366)	$(288,084)
Less: net income attributable to 2029 Convertible Notes	—	(16,355)	—	—
Net loss for diluted net loss per share	(91,854)	(13,834)	(174,366)	(288,084)

Denominator:
Basic	480,324,180	396,589,354	477,522,574	331,973,873
Weighted-average dilutive effect of equity awards	—	16,498,930	—	—
Dilutive effect of 2029 Convertible Notes	—	35,069,965	—	—
Diluted	480,324,180	448,158,249	477,522,574	331,973,873

Basic net (loss) income per share	$(0.19)	$0.01	$(0.37)	$(0.87)
Diluted net loss per share	$(0.19)	$(0.03)	$(0.37)	$(0.87)

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,204,666	1,142,558	1,178,509	2,143,037
Private warrants	73,333	74,166	73,333	74,166
Public warrants	12,252,439	12,251,606	12,252,439	12,251,606
2025 RDO warrants	3,770,000	3,770,000	3,770,000	3,770,000
2026 Convertible notes	1,664,732	1,664,939	1,664,732	1,664,939
2029 Convertible notes	—	—	—	35,069,965
PSUs	—	1,081,969	—	1,453,251
RSUs	12,721,898	12,797,531	14,520,768	12,295,444
ESPP	726,988	644,900	593,186	546,889
Total	32,414,056	33,427,669	34,052,967	69,269,297

Although certain convertible notes were converted during the nine months ended September 30, 2026 and September 30, 2025, application of the if-converted method would have been anti-dilutive due to the Company’s net loss for the period; accordingly, such instruments were excluded from diluted earnings per share.

Note 20—Revenues

Substantially all revenues were generated within the United States of America.

The table below presents total revenues by contract type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time and materials	$17,230	$17,879	$52,215	$61,726
Firm fixed price (1)	26,351	10,420	58,160	24,207
Cost-reimbursable	—	4,844	4,390	14,439
Total revenues	$43,581	$33,143	$114,765	$100,372
(1) This includes Fixed Price, Level-of-Effort contracts, which are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company determines the revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

The table below presents the revenue recognition pattern for the following periods:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$1,642	$41,939	$43,581	$2,300	$30,843	$33,143

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Point in Time	Over Time	Total Revenue	Point in Time	Over Time	Total Revenue
All revenue streams	$5,206	$109,559	$114,765	$5,237	$95,135	$100,372

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

The table below presents total revenues by major customer type for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. government	$39,232	$29,193	$100,731	$90,988
Non-U.S. government and commercial	4,349	3,950	14,034	9,384
Total revenues	$43,581	$33,143	$114,765	$100,372

The table below summarizes the activity in the allowance for expected credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$131	$438	$438	$127
Additions	—	—	41	351
Write-offs	—	—	(348)	(40)
Recoveries	—	—	—	—
Ending balance	$131	$438	$131	$438

Concentration of Risk

Revenue earned from customers contributing in excess of 10% of total revenues are presented in the tables below for the following periods:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A (1)	$5,009	11%	$5,083	4%
Customer B (1)	—	—%	—	—%
Customer C	4,362	10%	12,358	11%
Customer D (1)	3,475	8%	10,594	9%
Customer E	5,644	13%	17,054	15%
Customer F (1)	4,101	9%	11,454	10%
All others	20,990	49%	58,222	51%
Total revenues	$43,581	100%	$114,765	100%

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Total	Percent of total revenues	Total	Percent of total revenues
Customer A (1)	$—	—%	$—	—%
Customer B (1)	641	2%	10,640	11%
Customer C	4,788	14%	14,003	14%
Customer D (1)	3,483	11%	10,445	10%
Customer E	5,269	16%	15,429	15%
Customer F (1)	3,349	10%	10,179	10%
All others	15,613	47%	39,676	40%
Total revenues	$33,143	100%	$100,372	100%
(1) Customers that contributed in excess of 10% of consolidated revenues in any period presented have been included in all periods presented for comparability.

As of September 30, 2026 and September 30, 2025, no individual customer had an accounts receivable balance that exceeded 10% of total accounts receivable.

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

Contract Balances

The table below presents the contract assets and contract liabilities included on the condensed consolidated balance sheets for the following periods:

	September 30, 2026	December 31, 2025
Accounts receivable, net of allowance for credit losses	$40,471	$22,703
Contract assets	$1,257	$218
Contract liabilities	$21,232	$14,756

We receive payments from customers based on a billing schedule as established in our contracts. Contract assets relate to our conditional right to consideration for our completed performance under the contract. Accounts receivables are recorded when the right to consideration becomes unconditional. Contract liabilities relates to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract. Included in the contract liabilities balance as of December 31, 2025 is $11.6 million of contract liabilities from our acquisition of Ask Sage. Refer to Note 4—Business Combinations. Revenue recognized in the nine months ended September 30, 2026 that was included in the contract liability balance as of December 31, 2025 was $13.9 million. Revenue recognized in the nine months ended September 30, 2025 that was included in the contract liability balance as of December 31, 2024 was $2.3 million.

When the Company’s estimate of total costs to be incurred to satisfy a performance obligation exceeds the expected revenue, the Company recognizes the loss immediately. When the Company determines that a change in estimate has an impact on the associated profit of a performance obligation, the Company records the cumulative positive or negative adjustment in the condensed consolidated statements of operations and comprehensive (loss) income. Changes in estimates and assumptions related to the status of certain long-term contracts may have a material effect on the Company’s operating results.

The following table summarizes the impact of the net estimates at completion (“EAC”) adjustments on the Company’s operating results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net EAC Adjustments, before income taxes	$(78)	$1,647	$(402)	$2,580
Net EAC Adjustments, net of income taxes(1)	$(78)	$1,647	$(402)	$2,580
Net EAC Adjustments, net of income taxes, per diluted share	$—	$—	$—	$0.01
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

BIGBEAR.AI HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, thousands of U.S. dollars unless stated otherwise)

As of September 30, 2026, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied, or partially unsatisfied, was approximately $5.7 million. As of September 30, 2026, the estimated revenue expected to be recognized in the future related to remaining performance obligations is presented in the table below.

September 30, 2026
Next 12 months	$3,183
13 to 24 months	1,928
25 to 36 months	572
Total remaining performance obligations	$5,683

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

Consolidated net (loss) income, as reported on the condensed consolidated statements of operations and comprehensive (loss) income as consolidated net (loss) income, is the primary measure of segment profitability used by the CODM to assess performance and to allocate resources to the segment. Consolidated net (loss) income is used to monitor budget versus actual results. The monitoring of budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation. All expense categories on the condensed consolidated statements of operations and comprehensive (loss) income are significant and there are no other significant segment expenses that would require disclosure or are regularly provided to the CODM.

The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.

Note 22—Subsequent Events

The Company has evaluated subsequent events from the date of the condensed consolidated balance sheets through the date the condensed consolidated financial statements were issued on October 28, 2026 and determined that no reportable events occurred.

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

•Results of Operations: This section provides a discussion of our results of operations for the three and the nine months ended September 30, 2026 and September 30, 2025.

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

Ask Sage Acquisition

On December 31, 2025, the Company completed the acquisition of Ask Sage, Inc. (“Ask Sage” or the “Ask Sage Acquisition”), a secure, multi-modal generative AI platform designed for government and enterprise use. Of the total purchase consideration of $272.1 million, $267.6 million was paid in cash at or shortly after the time of closing and $4.5 million was held back to cover any post-closing downward adjustments to the purchase price, which was settled in the three months ended June 30, 2026.

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

Income tax (benefit) expense

Income tax (benefit) expense consists of income taxes related to federal and state jurisdictions in which we conduct business.

Results of Operations (Unaudited)

The table below presents our condensed consolidated statements of operations for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$43,581	$33,143	$114,765	$100,372
Cost of revenues	29,987	25,714	77,399	77,442
Gross margin	13,594	7,429	37,366	22,930
Operating expenses:
Selling, general and administrative	31,308	25,255	92,381	69,474
Research and development	5,385	3,375	18,480	11,934
Restructuring charges	64	660	448	4,257
Transaction expenses	59	—	2,092	—
Goodwill impairment	76,737	—	76,737	70,636
Operating loss	(99,959)	(21,861)	(152,772)	(133,371)
Interest expense	307	4,604	931	14,139
Interest income	(3,821)	(4,306)	(11,423)	(6,566)
Net (decrease) increase in fair value of derivatives	(4,228)	(26,125)	16,368	142,962
Loss on extinguishment of debt	—	—	15,826	2,577
Other expense, net	204	1,428	440	1,545
(Loss) income before taxes	(92,421)	2,538	(174,914)	(288,028)
Income tax (benefit) expense	(567)	17	(548)	56
Net (loss) income	$(91,854)	$2,521	$(174,366)	$(288,084)

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenues

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues	$43,581	$33,143	$10,438	31.5%

Revenues increased by $10.4 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to the inclusion of Ask Sage during three months ended September 30, 2026.

Cost of Revenues

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Cost of revenues	$29,987	$25,714	$4,273	16.6%
Cost of revenues as a percentage of revenues	69%	78%

Cost of revenues as a percentage of total revenues decreased to 69% for the three months ended September 30, 2026 as compared to 78% for the three months ended September 30, 2025. The decrease in cost of revenue as a percentage of total revenue was driven by the inclusion of higher margin Ask Sage revenues during three months ended September 30, 2026 as compared to three months ended September 30, 2025.

SG&A

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
SG&A	$31,308	$25,255	$6,053	24.0%
SG&A as a percentage of revenues	72%	76%

SG&A expenses as a percentage of total revenues for the three months ended September 30, 2026 decreased to 72% as compared to 76% for the three months ended September 30, 2025. The year-over-year increases include Ask Sage’s headcount and operating expenses not present in three months ended September 30, 2025, as well as significant investments in sales, marketing and other initiatives during three months ended September 30, 2026.

Research and Development

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Research and development	$5,385	$3,375	$2,010	59.6%

Research and development expenses increased by $2.0 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in research and development expenses was driven by higher headcount and fewer projects qualifying for software capitalization compared to three months ended September 30, 2025. During the three months ended September 30, 2025, $1.0 million of research and development costs were capitalized compared to zero for the three months ended September 30, 2026.

Restructuring Charges

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Restructuring charges	$64	$660	$(596)	(90.3)%

Restructuring charges decreased by $0.6 million during three months ended September 30, 2026 as compared to three months ended September 30, 2025. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Transaction expenses	$59	$—	$59	100.0%

Transaction expenses for the three months ended September 30, 2026 consist of diligence, legal and other related expenses associated with evaluating other acquisition opportunities.

Goodwill impairment

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Goodwill impairment	$76,737	$—	$76,737	100.0%

During the three months ended September 30, 2026, the Company recognized a non-cash goodwill impairment charge of $76.7 million, driven by a change in the Company’s long-term forecasts during the third quarter of 2026.

Interest Expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Interest expense	$307	$4,604	$(4,297)	(93.3)%

Interest expense during the three months ended September 30, 2026 and 2025 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during three months ended September 30, 2026 as compared to three months ended September 30, 2025 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to the conversion of the remaining balance during the first quarter of 2026.

Interest income

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Interest Income	$(3,821)	$(4,306)	$485	(11.3)%

The decrease in interest income is primarily related to lower average cash and investment balances during three months ended September 30, 2026 versus the three months ended September 30, 2025

Net decrease in fair value of derivatives

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Net decrease in fair value of derivatives	$(4,228)	$(26,125)	$21,897	(83.8)%

The net decrease in fair value of derivatives of $4.2 million for the three months ended September 30, 2026 consists of fair value remeasurements of the 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants. The net decrease in fair value of derivatives of $26.1 million for the three months ended September 30, 2025 consists of fair value remeasurements of the 2029 Notes Conversion Option, 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants.

Other expense, net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Other expense, net	$204	$1,428	$(1,224)	(85.7)%

The change in other income during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 is primarily driven by lower foreign exchange losses.

Income tax (benefit) expense

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Income tax (benefit) expense	$(567)	$17	$(584)	(3435.3)%
Effective tax rate	(0.6)%	(0.7)%

The effective tax rate for three months ended September 30, 2026 and 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The benefit for three months ended September 30, 2026 and 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity and to the change in valuation allowance as a result of the Ask Sage acquisition.

As of September 30, 2026, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future, and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 13—Income Taxes of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenues

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues	$114,765	$100,372	$14,393	14.3%

Revenues increased by $14.4 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 primarily due to the inclusion of Ask Sage offset by lower volume on the Army programs and significant one time contracts that contributed revenues during the nine months ended September 30, 2025, that did not recur during the nine months ended September 30, 2026.

Cost of revenues

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Cost of revenues	$77,399	$77,442	$(43)	(0.1)%
Cost of revenues as a percentage of revenues	67%	77%

Cost of revenues as a percentage of total revenues was 67% and 77% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cost of revenue as a percentage of total revenue was driven by the inclusion of higher margin Ask Sage revenues during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

SG&A

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
SG&A	$92,381	$69,474	$22,907	33.0%
SG&A as a percentage of revenues	80%	69%

SG&A expenses as a percentage of total revenues for the nine months ended September 30, 2026 increased to 80% as compared to 69% for the nine months ended September 30, 2025. SG&A expenses increased $22.9 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 driven by increased asset amortization from the Ask Sage acquisition, increased legal and proxy expenses related to our special stockholder meeting and establishing our new Retail Voting Program and increased sales and marketing expenses resulting from partnerships and expanding our growth team.

Research and development

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Research and development	$18,480	$11,934	$6,546	54.9%

Research and development expenses increased by $6.5 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase in research and development expenses was driven by higher headcount and fewer projects qualifying for software capitalization compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2025, $3.7 million of research and development costs were capitalized compared to zero for the nine months ended September 30, 2026.

Restructuring charges

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Restructuring charges	$448	$4,257	$(3,809)	(89.5)%

Restructuring charges decreased by $3.8 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Restructuring charges consist of employee separation costs related to strategic cost saving initiatives to better align our organization and cost structure and improve the affordability of our products and services as well as employee separation costs associated with strategic changes in certain key leadership roles.

Transaction expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Transaction expenses	$2,092	$—	$2,092	100.0%

Transaction expenses for the nine months ended September 30, 2026 consist of diligence, legal and other related expenses associated with the Ask Sage and CargoSeer acquisitions, as well as costs associated with evaluating other acquisition opportunities. There were no transaction expenses for the nine months ended September 30, 2025.

Goodwill impairment

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Goodwill impairment	$76,737	$70,636	$6,101	8.6%

During the nine months ended September 30, 2026, the Company recognized a non-cash goodwill impairment charge of $76.7 million, driven by a change in long-term forecasts during the third quarter of 2026.

During the nine months ended September 30, 2025, the Company recognized a non-cash goodwill impairment charge of $70.6 million, driven by a change in short and long-term forecasts during the second quarter of 2025.

Interest expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Interest expense	$931	$14,139	$(13,208)	(93.4)%

Interest expense during the nine months ended September 30, 2026 and 2025 consists primarily of interest expense, debt issuance discount amortization, commitment fees and debt issuance cost amortization under our Convertible Notes. See the Liquidity and Capital Resources section below for more information. The change in interest expense during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily due to a lower average principal balance on the 2029 Convertible Notes due to the conversion of the remaining balance during the nine months ended September 30, 2026.

Interest income

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Interest income	$(11,423)	$(6,566)	$(4,857)	74.0%

The increase in interest income is primarily related to higher average cash and investment balances during the nine months ended September 30, 2026 compared to comparative periods resulting from cash raised through at-the-market equity issuances, and includes interest earned from our investments in debt securities.

Net increase in fair value of derivatives

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Net increase in fair value of derivatives	$16,368	$142,962	$(126,594)	(88.6)%

The net increase in fair value of derivatives of $16.4 million for the nine months ended September 30, 2026 includes fair value remeasurements of the 2026 Notes Conversion Option, IPO private warrants, and the 2025 RDO warrants, as well as the remeasurement of 2029 Notes Conversion Option immediately prior to conversion. The net increase in fair value of derivatives for the nine months ended September 30, 2025 was largely driven by an increase in share price from $4.45 as of December 31, 2024 to $6.52 as of September 30, 2025.

Loss on extinguishment of debt

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Loss on extinguishment of debt	$15,826	$2,577	$13,249	514.1%

Loss on extinguishment of debt during the nine months ended September 30, 2026 and 2025 relates to the write-off of the unamortized debt issuance costs and discount on the 2029 Convertible Notes that were voluntarily converted by noteholders.

Other expense, net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Other expense, net	$440	$1,545	$(1,105)	(71.5)%

The change in other expense, net during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 is primarily driven by lower foreign exchange losses.

Income tax (benefit) expense

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Income tax (benefit) expense	$(548)	$56	$(604)	(1078.6)%
Effective tax rate	(0.3)%	—%

The effective tax rate for the nine months ended September 30, 2026 and 2025 differs from the U.S. federal income tax rate of 21.0% primarily due to state and local income taxes, permanent differences between book and taxable income, certain discrete items and the change in valuation allowance. The benefit for the nine months ended September 30, 2026 and 2025 primarily relates to state minimum taxes offset by income tax benefit derived from our United Kingdom entity and to the change in valuation allowance as a result of the Ask Sage acquisition.

As of September 30, 2026, the Company has determined that it is not more-likely-than-not that substantially all of its deferred tax assets will be realized in the future and continues to have a full valuation allowance established against its deferred tax assets.

Refer to Note 13—Income Taxes of the Notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information.

Supplemental Non-GAAP Information
The Company uses Adjusted EBITDA to evaluate its operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. Adjusted EBITDA is defined as net (loss) income adjusted for interest expense, interest income, income tax (benefit) expense, depreciation and amortization, equity-based compensation and associated employer payroll taxes, net increase in fair value of derivatives, restructuring charges, non-recurring strategic initiatives, non-recurring litigation, transaction expenses, non-recurring integration costs, goodwill impairment, and loss on extinguishment of debt. Non-GAAP financial performance measures are used to supplement the financial information presented on a GAAP basis. This non-GAAP financial measure should not be considered in isolation or as a substitute for the relevant GAAP measures and should be read in conjunction with information presented on a GAAP basis. Because not all companies use identical calculations, our presentation of non-GAAP measures may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA - Non-GAAP
The following table presents a reconciliation of Adjusted EBITDA to net loss, computed in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(91,854)	$2,521	$(174,366)	$(288,084)
Interest expense	307	4,604	931	14,139
Interest income	(3,821)	(4,306)	(11,423)	(6,566)
Income tax (benefit) expense	(567)	17	(548)	56
Depreciation and amortization	6,632	4,127	20,519	11,048
EBITDA	(89,303)	6,963	(164,887)	(269,407)
Adjustments:
Equity-based compensation	4,624	5,321	12,790	17,040
Employer payroll taxes related to equity-based compensation(1)	110	260	2,134	1,886
Net (decrease) increase in fair value of derivatives(2)	(4,228)	(26,125)	16,368	142,962
Restructuring charges(3)	64	660	448	4,257
Non-recurring strategic initiatives(4)	224	3,520	4,444	5,131
Non-recurring litigation(5)	525	—	1,194	30
Transaction expenses(6)	59	—	2,092	—
Non-recurring integration costs(7)	2,108	—	2,266	—
Goodwill impairment(8)	76,737	—	76,737	70,636
Loss on extinguishment of debt(9)	—	—	15,826	2,577
Adjusted EBITDA	$(9,080)	$(9,401)	$(30,588)	$(24,888)

(1)	Includes employer payroll taxes due upon the vesting of equity awards granted to employees.
(2)
The change in fair value of derivatives during the three months ended September 30, 2026 consists of net gains related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and 2026 Notes Conversion Option. The change in fair value of derivatives during the nine months ended September 30, 2026 primarily relates to a $28.3 million mark-to-market loss for the 2029 Notes Conversion Options immediately prior to conversion. This was offset by net gains related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and 2026 Notes Conversion Option of $11.9 million.

The change in fair value of derivatives during the three months ended September 30, 2025 relates to the remeasurement of the 2025 RDO Warrants, IPO private warrants, and the 2026 and 2029 Notes Conversion Option derivative liabilities. The change during the nine months ended September 30, 2025, includes a $14.0 million loss recorded upon the exercise of the 2024 RDO and 2024 PIPE Warrants and issuance of the 2025 RDO Warrants in 2025 in connection with the warrant exercise agreements entered into on February 5, 2025, a $59.9 million mark-to market loss for the 2029 Notes Conversion Options immediately prior to the partial conversion, and net losses related to the fair market value adjustments on the 2025 RDO Warrants, IPO private warrants, and the 2026 and 2029 Notes Conversion Options of $69.1 million.

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
(6)
Transaction expenses during the nine months ended September 30, 2026 consist primarily of diligence, legal and other related expenses incurred associated with the Ask Sage and CargoSeer acquisitions, as well as costs associated with evaluating other acquisition opportunities.

(7)	Non-recurring internal integration costs related to the Ask Sage acquisition.
(8)
During three and nine months ended September 30, 2026, the company recognized a non-cash goodwill impairment charge primarily driven by a change in forecast during the third quarter of 2026.

During the nine months ended September 30, 2025, the company recognized a non-cash goodwill impairment charge primarily driven by a change in forecast during the second quarter of 2025.

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

The table below presents a reconciliation of free cash flow to net cash used in operating activities, computed in accordance with GAAP:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(49,758)	$(20,117)
Capital expenditures, net	(879)	(4,114)
Free cash flow	$(50,637)	$(24,231)

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

The following table summarizes certain backlog information (in thousands):

	September 30, 2026	December 31, 2025
Funded	$76,490	$54,859
Unfunded	163,661	57,509
Priced, unexercised options	87,414	130,564
Unpriced, unexercised options	2,560	5,128
Total backlog	$330,125	$248,060

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

ATM Programs

In April 2023, the Company filed an automatic shelf registration statement on Form S-3 (the “2023 Shelf Registration Statement”) with the SEC registering an indeterminate amount of its common stock, preferred stock, warrants, rights, and units (collectively, “Company securities”), which the SEC declared effective on April 21, 2023. Pursuant to the Company’s controlled equity offering agreement (the “Controlled Equity Offering Agreement”) dated as of May 10, 2024, with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, under an “at the market” offering program (the “2024 ATM Program”) the Company agreed to pay commissions to Cantor as its sales agent for their service with respect to the sales of common stock through the 2024 ATM Program.

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

On July 31 2026, the Company entered into an Open Market Sale AgreementTM (the “Sales Agreement”) with Jefferies LLC

(“Jefferies”), pursuant to which the Company may, from time to time, sell up to an aggregate of 100 million shares of its common stock under an “at the market” offering program (the “2026 ATM Program”, together with the 2024 ATM Program, the “ATM Programs”).

As of September 30, 2026, 100 million shares remained available under the 2026 ATM program and no capacity remained available under the 2024 ATM Program.

Available for Sale (“AFS”) Investments

Net proceeds from the ATM Programs not utilized to fund ongoing operating cash flows are invested in U.S. Treasury notes and corporate bonds. These debt securities are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss) income. In order to ensure ongoing cash availability to fund operating expenditures and growth initiatives, maturities of individual AFS investments occur monthly and are reinvested if those funds are not required to supplement operating liquidity requirements. AFS investments do not have maturities that exceed 24 months from acquisition. The Company’s investment policy requires that AFS investments not explicitly or implicitly guaranteed by the U.S. Government be issued by institutions highly rated by major rating agencies and have a long history of no credit losses. The investment policy also limits the concentration of AFS investments within a given sector and/or with any individual issuer. AFS investments are typically not callable prior to contractual maturity.

As these debt securities are available for sale, they are included in the measure of total available liquidity in the table below at fair value. Proceeds from coupon payments or the maturity of AFS investments will increase the Company’s total available liquidity to the extent the funds are not reinvested in additional AFS investments.

Our available liquidity as of September 30, 2026 and December 31, 2025, consisted primarily of available cash and cash equivalents. The following table details our available liquidity:

	September 30, 2026	December 31, 2025
Available cash and cash equivalents	$77,112	$87,126
Available for sale investments	321,863	374,410
Total available liquidity	$398,975	$461,536

The following table summarizes borrowings under our debt obligations as of the dates indicated:

	September 30, 2026	December 31, 2025
2026 Convertible Notes	$17,668	$17,668
2029 Convertible Notes	—	124,605
Total debt	17,668	142,273
Less: unamortized debt issuance discount and costs	983	35,229
Total debt, net	16,685	107,044
Less: current portion	16,685	16,560
Long-term debt, net	$—	$90,484

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

During the nine months ended September 30, 2025, $57.7 million of the 2029 Convertible Notes were voluntarily converted by noteholders following the Exchange Transaction. These conversions resulted in the issuance of 16.7 million shares of common stock.

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

The 2026 Convertible Notes require the Company to meet certain financial and other covenants. As of September 30, 2026, the Company was in compliance with all covenants related to the 2026 Convertible Notes.

The following table presents the carrying amounts and fair values associated with the 2026 Convertible Notes as of September 30, 2026. The fair value of the 2026 Convertible Notes is considered to be a Level 3 fair value measurement.

	Outstanding balance	Unamortized issuance costs	Net principal balance	Fair value
2026 Convertible Notes	$17,668	$(983)	$16,685	$17,655

Cash Flows

The table below summarizes certain information from our condensed consolidated statements of cash flows for the following periods:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(49,758)	$(20,117)
Net cash provided by (used in) investing activities	40,211	(262,853)
Net cash (used in) provided by financing activities	(4,482)	690,050
Effect of foreign currency rate changes on cash and cash equivalents	181	(641)
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,848)	406,439
Cash, cash equivalents, and restricted cash at the beginning of the period	92,647	50,141
Cash, cash equivalents, and restricted cash at the end of the period	$78,799	$456,580

Operating activities

For the nine months ended September 30, 2026, net cash used in operating activities was $49.8 million. Net loss before deducting depreciation, amortization and other non-cash items was $32.1 million and was further impacted by an unfavorable change in net working capital of $17.7 million. The unfavorable change in net working capital was largely driven by an increase in accounts receivable of $18.4 million and prepaid expenses and other assets of $6.4 million, offset by an increase in contract liabilities of $6.5 million and accounts payable of $2.0 million.

For the nine months ended September 30, 2025, net cash used in operating activities was $20.1 million. Net loss before deducting depreciation, amortization and other non-cash items was $34.7 million and was further impacted by a favorable change in net working capital of $14.6 million which partially offset operating cash outflows during this period. The favorable change in net working capital was largely driven by a decrease in accounts receivable of $14.2 million, an increase in accrued expenses of $6.5 million, an increase in other liabilities of $0.2 million, an increase in contract liabilities of $1.0 million, and a decrease in contract assets of $1.3 million. These were partially offset by a decrease in accounts payable of $2.9 million and an increase in prepaid expenses and other assets of $3.1 million.

Investing activities

For the nine months ended September 30, 2026, net cash provided by investing activities was $40.2 million, primarily consisting of net proceeds from the purchase and maturities of investments in debt securities of $51.3 million, cash paid for the acquisitions of Ask Sage and CargoSeer of $10.2 million, and purchases of property and equipment of $0.9 million.

For the nine months ended September 30, 2025, net cash used in investing activities was $262.9 million, primarily consisting of purchases of investments in debt securities of $258.7 million and capitalized software development costs of $3.8 million.

Financing activities

For the nine months ended September 30, 2026, net cash used in financing activities was $4.5 million, primarily consisting of deferred purchase consideration payment related to the Ask Sage acquisition of $4.5 million, payments of taxes related to net share settlement of equity awards of $1.6 million offset by the proceeds from the issuance of common stock under our ESPP of $1.6 million.

For the nine months ended September 30, 2025, net cash provided by financing activities was $690.1 million, primarily consisting of the net proceeds from the exercise of the 2024 PIPE warrants and 2024 RDO warrants of $64.7 million and gross proceeds of $637.1 million from the issuance of common stock under our 2024 ATM Program. These cash inflows were partially offset by payment of debt issuance costs to third parties in connection with the Exchange Transaction of $4.7 million, payment of transaction costs in connection with the ATM of $8.3 million, and payment of taxes related to net share settlement of equity awards of $2.0 million.

Critical Accounting Policies and Estimates

For the critical accounting estimates used in preparing our condensed consolidated financial statements, we make assumptions and judgments that can have a significant impact on revenue and expenses in our condensed consolidated statements of operations and comprehensive (loss) income, as well as, on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The estimated fair value of our derivative liabilities related to our warrants, including the 2025 RDO Warrants and the IPO private warrants, was $6.2 million as of September 30, 2026. We remeasure the fair value of these derivatives at the end of each reporting period with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive (loss) income.

The estimated fair value of our derivative liabilities related to our 2026 Convertible Notes was immaterial as of September 30, 2026. Additionally, our Convertible Notes indenture contains certain “make-whole” provisions pursuant to which, under certain circumstances, the Company must increase the conversion rate and such increase depends, in part, on the price of our common stock. Refer to Note 17—Derivatives and Note 11—Debt in the notes to our condensed consolidated financial statements in Item 1 on this Quarterly Report on Form 10-Q for further information.

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

Foreign Currency Exchange Risk

Our contracts with customers are primarily denominated in U.S. dollars, with the remaining denominated in foreign currencies. Our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, United Kingdom, and other countries. Our results of current and future operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in GBP. We have experienced, and may continue to experience, fluctuations in net (loss) income as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in foreign currencies. These exposures may change overtime as business practices evolve and economic conditions change. To date, foreign currency transaction gains and losses have not been material to our consolidated financial statements, and we have not engaged in any foreign currency hedging transactions.

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

We are also exposed to market risk related to interest rates. Our financial instruments that are subject to interest rate risk principally include fixed-rate short-term debt. As of September 30, 2026, the outstanding principal amount of our long-term debt was $17.7 million excluding unamortized discounts and issuance costs of $1.0 million.

We have established policies, procedures and internal processes governing our management of market risks and to manage and mitigate our exposure to these risks.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Reporting on Internal Controls Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of September 30, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to litigation, claims, investigations and audits arising from time to time in the ordinary course of business. Although legal proceedings are inherently unpredictable, the outcome of these matters, individually and in the aggregate, is not expected to have a material impact on our consolidated balance sheets, statements of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during the three months ended September 30, 2026.

Issuer Repurchases of Equity Securities

There were no repurchases of our common stock during the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

Date: October 28, 2026	By:	/s/ Kevin McAleenan
	Name	Kevin McAleenan
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2026	By:	/s/ Sean Ricker
	Name	Sean Ricker
	Title:	Chief Financial Officer (Principal Financial Officer)